Form 10KSB40
period 1997-01-31
INFOCURE CORP
filed 1997-05-01
CIK 1028584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K SB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                        Commission File Number 001-12799

                              INFOCURE CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                        58-2271614
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2970 Clairmont Road, Suite 950, Atlanta, Georgia               30324
   (Address of principal executive offices)                  (Zip Code)

                                  404/633-0046
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
            Title of each class                  Name of each Exchange
                    None                          on which registered

           Securities registered pursuant to Section 12(g) of the Act:
                    None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
          ---    ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S/B is not contained in this form and no disclosure would be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's had no revenues for its most recent fiscal year. No shares of voting stock were held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are"affiliates" of the Registrant) as of January 31, 1997.

As of April 18, there were 100 shares of Common Stock, $.001 par value outstanding.

ITEM 1:  DESCRIPTION OF BUSINESS

(A) GENERAL AND BUSINESS DEVELOPMENT

InfoCure Corporation ("InfoCure") was formed in November 1996 to develop, market and service healthcare information systems for use by healthcare providers throughout the United States. InfoCure has conducted no operations to date and has plans to acquire several targeted business entities concurrently with two public offerings of its common stock.

The Company had 25,000,000 shares of common stock authorized, 100 shares issued and outstanding as of January 31, 1997. The Company had 5,000,000 shares of preferred shares authorized, none issued and outstanding as of January 31, 1997.

The Company does not have any employees in place as of January 31, 1997. Nor does the Company have any products or services in place as of January 31, 1997.

ITEM 2:  DESCRIPTION OF PROPERTIES

The Company does not have any properties in place as of January 31, 1997.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has had no matters put forth for a vote by security holders through January 31, 1997.

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company has 100 shares issued and outstanding as of January 31, 1997.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company existed only as a shell corporation from the period of inception in November 1996 through the January 31, 1997 year end. The shell corporation was put in place in the planning process for an initial public offering and a public offering of securities in connection with certain acquisitions, which is part of management's plan in the future.

ITEM 7:  FINANCIAL STATEMENTS - FOLLOWING PAGES

The following pages include the InfoCure Corporation Balance Sheet as of January 21, 1997 and Accompanying Notes.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

The following table sets forth the directors of InfoCure Corporation as of January 31, 1997 together with their respective ages as of April, 1997, and other offices held.

         Name                        Age      From                       To
         Frederick L. Fine           38       November 27, 1996          Present
         James K. Price              39       November 27, 1996          Present

EXECUTIVE OFFICERS

The following table sets forth the Executive Officers, and ages as of April 1997 of InfoCure Corporation who served in such capacity as of January 31, 1997:

         Name              Office Held                        Age      From              To
    Frederick L. Fine      Chairman, President & CEO          38       Nov. 27, 1996     Present


    James K. Price         Executive Vice President           39       Nov. 27, 1996     Present
                           Secretary

Frederick L. Fine was involved in the incorporation of InfoCure Corporation on November 27, 1996. Mr. Fine was a co-founder of International Computer Solutions, and has been a director of International and American Medcare, and an officer and director of Newport Capital. He has 15 years experience in sales and marketing in the computer healthcare industry and has been Vice President of sales and marketing for seven years and President for the last three years of International. Prior to co-founding International, Mr. Fine was with Moore Business Systems, Inc. and MCS of Atlanta, Georgia. He holds a BA in Economics from the University of Georgia.

James K. Price was involved in the incorporation of InfoCure Corporation on November 27, 1996. Mr. Price was Executive Vice President of American Medcare Corporation, and has been a director of International Computer Solutions, and has been a director of International and American Medcare, and an officer and director of Newport Capital. Prior to co-founding International Computer Solutions, Mr. Price was with Executive Business Systems, Moore Business Systems, Inc. and Lanier Co. of Atlanta. He holds a BA degree in Marketing from the University of Georgia.


ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the amounts paid to the Executive Officers of American Medcare.

SUMMARY COMPENSATION TABLE

         Fiscal Year                                  Cash
         Ended                                        Compensation

No compensation expenses were incurred by the Corporation for the year ended January 31, 1997.

DIRECTORS REMUNERATION

The directors of InfoCure are not compensated for their services.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information at fiscal year ended, January 31, 1997 with respect to persons known by InfoCure Corporation to be the beneficial owners of more than five percent of the common stock of InfoCure, $.001 par value:

                                    Amount and Nature          Percentage Of
Name of Beneficial Owner            of Ownership               Class
----------------------------------------------------------------------------
Frederick L. Fine                   50                         50
2970 Clairmont Road                 Direct
Atlanta, GA 30329

James K. Price                      50                         50
2970 Clairmont Road                 Direct
Atlanta, GA 30329

CHANGES IN CONTROL

Registrant is not aware of any arrangements which may at a subsequent date result in a change in control of Registrant other than as set forth herein.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The financial statements filed as a part of the report are as follows:

-        Report of Independent Certified Public Accountants

-        Balance Sheet as of January 31, 1997

-        Footnotes to the Balance Sheet

REPORTS ON FORM 8-K:

         None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, whereunto duly authorized.

                             INFOCURE CORPORATION


                    By       /s/   Frederick L. Fine
                             -----------------------
                             Frederick L. Fine                Dated: May 1, 1997
                             Chairman, President & CEO



/s/   Frederick L. Fine
-----------------------
Frederick L. Fine                   May 1, 1997
President/Director
Chief Operating Officer



/s/   James K. Price
--------------------
James K. Price                      May 1, 1997
Executive Vice President, Director



/s/   Michael Warren
--------------------
Michael Warren                      May 1, 1997
Chief Financial Officer, Director



/s/   Richard E. Perlman
------------------------
Richard E. Perlman                  May 1, 1997
Director



/s/   James D. Elliott
----------------------
James D. Elliott                    May 1, 1997
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
InfoCure Corporation
Atlanta, Georgia

     We have audited the accompanying balance sheet of InfoCure Corporation as of January 31, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the balance sheet, the Company was formed in November 1996 and has entered into definitive agreements for the acquisition of five healthcare information systems businesses ("the Founding Businesses") through transactions involving American Medcare Corporation, Inc.; Millard-Wayne, Inc.; DR Software, Inc.; KComp Management Systems, Inc. and Rovak, Inc. concurrently with an initial public offering of its common stock.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of InfoCure Corporation as of January 31, 1997 in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

April 15, 1997
Atlanta, Georgia

                              INFOCURE CORPORATION

                                 BALANCE SHEET
                             AS OF JANUARY 31, 1997

ASSETS:
Subscription receivable.....................................  $  1
                                                              ----
                                                              $  1
                                                              ====
LIABILITIES AND STOCKHOLDERS' EQUITY:
Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, none issued and outstanding................  $ --
  Common Stock, $0.001 par value, 25,000,000 shares
     authorized, 100 shares issued and outstanding..........     1
                                                              ----
          Total stockholders' equity........................  $  1
                                                              ====

                    See accompanying notes to balance sheet.

                              INFOCURE CORPORATION

                             NOTES TO BALANCE SHEET
                                JANUARY 31, 1997

NOTE 1 -- ORGANIZATION AND GENERAL

     InfoCure Corporation ("InfoCure") was formed in November 1996 to develop, market and service healthcare information systems for use by healthcare providers throughout the United States. InfoCure has conducted no operations to date and will acquire the Founding Businesses concurrently with the consummation of an initial public offering of its common stock.