Form 10QSB
period 1997-04-30
INFOCURE CORP
filed 1997-06-16
CIK 1028584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

     (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                        Commission File Number 001-12799

                                  ------------

                              INFOCURE CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                                58-2271614
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

2970 Clairmont Road, Suite 950, Atlanta Georgia             30329
   (Address of principal executive offices)               (Zip Code)


                                 (404) 633-0046
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---

                100 shares, $.001 par value as of June 16, 1997



                                 FORM 10-Q SB

Item 1.  Financial Statements


                              INFOCURE CORPORATION
                                 BALANCE SHEET


                                                               (unaudited)
                                                                April 30                           January 31
                                                                 1997                                1997
                                                            --------------------------------------------------------
                 ASSETS
Cash                                                        $                    1            $                    1
                                                            ----------------------            ----------------------

Total Assets                                                $                    1            $                    1
                                                            ======================            ======================


                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               April 30                          January 31
                                                                 1997                                1997
                                                            --------------------------------------------------------
Stockholders' equity
  Preferred Stock, $0.001 par value, 2,000,000 shares
    authorized, none issued and outstanding                 $                    -            $                    -
  Common Stock, $0.001 par value, 15,000,000 shares
    authorized, 100 shares issued and outstanding           $                    1            $                    1
                                                            ----------------------            ----------------------

Total stockholders' equity                                  $                    1            $                    1
                                                            ======================            ======================




                                 FORM 10-Q SB

Item 1.  Financial Statements


                              INFOCURE CORPORATION
                            STATEMENT OF OPERATIONS



The Registrant has not commenced operations and thus does not have any revenue or expenses.



                                 FORM 10-Q SB

                     INFOCURE CORPORATION AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

InfoCure Corporation ("InfoCure") was formed in November 1996 to develop, market and service healthcare information systems for use by healthcare providers throughout the United States. InfoCure has conducted no operations to date and has plans to acquire several targeted business entities concurrently with an initial public offering of its common stock.

The Company had 25,000,000 shares of common stock authorized, 100 shares issued and outstanding as of April 30, 1997. The Company had 5,000,000 shares of preferred shares authorized, none issued and outstanding as of April 30, 1997.

The Company does not have any employees as of April 30, 1997. Nor does the Company have any products or services in place as of April 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS

InfoCure Corporation existed only as an inactive corporation from the period of inception in November 1996 through April 30, 1997. Therefore, the Company does not have any results of operations as of April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

InfoCure Corporation existed only as an inactive corporation from the period of inception in November 1996 through April 30, 1997. Therefore, the Company does not have any liquidity and capital resources as of April 30, 1997.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company is an inactive corporation from the period of inception in November 1996 through April 30, 1997. The Company was put in place in the planning process for an initial public offering and a public offering of securities in connection with certain acquisitions. The Company has filed a Registration Statement on Form SB-2, No. 333-18923 and on Form S-4, No. 333-20571.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27       Financial Data Schedule (for SEC use only)





                                 FORM 10-Q SB

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.


                                           INFOCURE CORPORATION
                                           (REGISTRANT)


June 16, 1997                              BY:  /s/ Frederick L. Fine
                                           ------------------------------------
                                           Frederick L. Fine
                                           Chairman, President & CEO




                                           BY:  /s/ Michael Warren
                                           ------------------------------------
                                           Michael Warren
                                           Chief Financial Officer





                                 FORM 10-Q SB
                                 PAGE 5 OF 5