Form 10-Q
period 1997-07-31
INFOCURE CORP
filed 1997-09-15
CIK 1028584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q SB

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                        COMMISSION FILE NUMBER 001-12799

                                   __________


                              INFOCURE CORPORATION

       (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                 58-2271614
(State or other jurisdiction                       (IRS Employer
of incorporation or organization)               Identification No.)



  2970 Clairmont Road, Suite 950, Atlanta Georgia          30329
     (Address of principal executive offices)            (Zip Code)


                                  404/633-0046
              (Registrant's telephone number, including area code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES    X    NO
                        -------    -------


           5,656,267 shares, $.001 par value as of September 5, 1997
 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                              INFOCURE CORPORATION

                                  FORM 10-QSB

                          QUARTER ENDED JULY 31, 1997


                               TABLE OF CONTENTS




                                                                          Page
                                                                          Number


                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

     Consolidated Balance Sheets
       July 31, 1997  (unaudited) and January 31, 1997                       4

     Consolidated Statements of Operation (unaudited)
       Three months ended July 31, 1997 and 1996
       Six months ended July 31, 1997 and 1996                               5

     Consolidated Statements of Cash Flows (unaudited)
       Three months ended July 31, 1997                                      7

     Notes to Consolidated Financial Statements                              8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               11



                          PART II.  OTHER INFORMATION


Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

         Signatures                                                         15

ITEM 1 - FINANCIAL STATEMENTS

The following consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and/or other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year -to-date periods reported have been made. The current year financial statements include the results of InfoCure Corporation (INC), and subsidiaries including DR Software, Inc., Rovak, Inc., Millard Wayne, Inc., and KComp Systems, Inc., all of which were acquired by INC during the quarter ended July 31, 1997. The acquired entities were accounted for as purchases at estimated fair value for accounting purposes.

American Medcare Corporation (AMC) was the predecessor to INC, and was merged into INC concurrently with INC's public offering also completed during the quarter ended July 31, 1997. Accordingly, the prior year financial statements reflect the results of AMC and its subsidiaries, International Computer Solutions, Inc., and Health Care Division, Inc. on an historical basis for the comparative three month and six month periods ended July 31, 1996.

Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998.

The consolidated financial statements are shown on the following pages.

                     INFOCURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                              July 31       January 31
                                                                                1997           1997
                                                                           -------------- --------------
                                   ASSETS
    Current Assets:
     Cash                                                                    $ 1,822,703    $   198,735
     Accounts and notes receivable, net of allowance of
      $44,819 and $35,000.                                                     1,229,593        318,405
     Other receivables                                                           121,270             -
     Inventory                                                                   324,572             -
     Prepaid expenses and other current assets                                   555,952         62,364
                                                                             -----------    -----------
    Total current assets                                                       4,054,090        579,504
                                                                             -----------    -----------

     Property and equipment, net of depreciation of
      $624,539 and $588,205                                                      722,615         94,157
     Goodwill, net of amortization of
      $124,349 and $21,408                                                    12,024,294      2,015,309
     Deferred acquisition costs                                                       -         521,871
     Capitalized software, net of amortization of
      $691,020 and $657,115                                                    1,483,300         41,252
     Deferred tax asset                                                        1,203,300        871,000
     Other assets                                                                 79,141         59,137
                                                                             -----------    -----------
    Total assets                                                             $19,566,740    $ 4,182,230
                                                                             ===========    ===========

                    LIABILITIES AND SHAREHOLDERS'  EQUITY

                                                                              July 31       January 31
                                                                                1997           1997
                                                                           -------------- --------------

    Current liabilities:
     Accounts payable                                                        $ 1,375,625    $   483,730
     Credit line                                                                  60,573             -
     Accrued expenses                                                          1,761,548        358,671
     Deferred revenue                                                          2,205,524        814,383
     Current portion of long-term debt                                         1,042,087         49,529
                                                                             -----------    ------------
    Total current liabilities                                                  6,445,357      1,706,313
                                                                             -----------    ------------

    Long-term debt, less current portion                                         454,063        698,252
    Note payable to stockholder                                                       -          94,500
    Note payable -- other                                                             -       1,511,533
                                                                             -----------    ------------
     Total liabilities                                                         6,899,420      4,010,598
                                                                             -----------    -----------

    Shareholders' equity
     Common stock, $.001 par value - authorized 15,000,000 shares;
      5,656,267 issued and outstanding; see note 4                                 5,656         54,965
     Treasury stock and accrued stock repurchase, at cost                             -       (165,000)
     Stock purchase warrant                                                           -          80,000
     Additional paid-in capital                                               15,923,251      3,452,453
     Accumulated deficit                                                      (3,261,587)    (3,250,786)
                                                                             -----------    -----------
    Total shareholders' equity                                                12,667,320        171,632
                                                                             -----------    -----------
    Total liabilities and shareholders' equity                               $19,566,740    $ 4,182,230
                                                                             ===========    ===========

    See accompanying notes to consolidated financial statements.

                        INFOCURE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                                    Three Months Ended                 Proforma Three Months Ended
                                                          31-Jul                                 31-Jul
                                               ---------------------------             ----------------------------
                                                   1997            1996                    1997             1996
                                               -----------    ------------             -----------      -----------
Revenues:                                      $              $                        $                $
 Systems and software sales                        948,406         215,940               1,961,000        2,413,750
 Maintenance and support                         1,316,854         370,129               2,645,000        2,362,750
                                               -----------    ------------             -----------      -----------
     Total revenues                              2,265,260         586,069               4,606,000        4,776,500
Cost of sales                                      482,499         121,665               1,338,000        1,414,000
                                               -----------    ------------             -----------      -----------
Gross margin                                     1,782,761         464,404               3,268,000        3,362,500

Expenses:
 Salaries and operating expenses                 1,495,472         548,455               2,334,000        2,507,000
 Depreciation and amortization                     137,320          19,334                 342,000          368,250
                                               -----------    ------------             -----------      -----------
                                                 1,632,792         567,789               2,676,000        2,875,250
                                               -----------    ------------             -----------      -----------

Income from operations                             149,969        (103,385)                592,000          487,250

Interest expense                                   (66,569)        (24,326)                (24,000)         (20,750)

Other income, net                                    6,095           2,212                   6,000           10,250
                                               -----------    ------------             -----------      -----------

Income (loss) before income taxes                   89,495        (125,499)                574,000          476,750


Provision for income taxes                          26,000              -                  257,000          224,933
                                               -----------    ------------             -----------      -----------

Income (loss)                                  $    63,495    $   (125,499)            $   317,000      $   251,817
                                               ===========    ============             ===========      ===========


Earnings per share:                            $      0.02                             $      0.06      $      0.05
                                               ===========                             ===========      ===========



Weighted average number of shares (note 4)       3,581,183                               5,486,000        5,486,000
                                               ===========                             ===========      ===========


 See accompanying notes to consolidated financial statements.

                        INFOCURE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited)

                                                  Six Months Ended          Proforma Six Months Ended
                                                        July 31                     July 31
                                              -------------------------     --------------------------
                                                  1997          1996            1997          1996
                                              -----------   -----------     -----------   -----------
Revenues:
 Systems and software sales                   $ 1,757,836   $   426,082     $ 4,164,000   $ 4,827,500
 Maintenance and support                        1,997,380       758,993       4,781,000     4,725,500
                                              -----------   -----------     -----------   -----------
     Total revenues                             3,755,216     1,185,075       8,945,000     9,553,000
Cost of sales                                   1,155,771       244,025       2,724,000     2,828,000
                                              -----------   -----------     -----------   -----------
Gross margin                                    2,599,445       941,050       6,221,000     6,725,000

Expenses:
 Salaries and operating expenses                2,299,971     1,019,382       4,628,000     5,014,000
 Depreciation and amortization                    198,342        36,121         672,000       735,500
                                              -----------   -----------     -----------   -----------
                                                2,498,313     1,055,503       5,300,000     5,749,500
                                              -----------   -----------     -----------   -----------

Income from operations                            101,132      (114,453)        921,000       975,500

Interest expense                                 (127,388)      (43,500)        (47,000)      (38,500)

Other income, net                                   9,455         2,883          15,000        20,500
                                              -----------   -----------     -----------   -----------

Income (loss) before income taxes                 (16,801)     (155,070)        889,000       957,500


Provision for income taxes                         (6,000)           -          422,000       451,425
                                              -----------   -----------     -----------   -----------

Income (loss)                                 $   (10,801)  $  (155,070)    $   467,000   $   506,075
                                              ===========   ===========     ===========   ===========


Earnings per share:                           $      0.00                   $      0.09   $      0.09
                                              ===========                   ===========   ===========



Weighted average number of shares (note  4)     3,273,871                     5,486,000     5,486,000
                                              ===========                   ===========   ===========

 See accompanying notes to consolidated financial statements.

                     INFOCURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Six Months Ended
                                                                      July 31
                                                                 1997           1996
                                                            -----------       ---------
Cash provided by (used for) operating activities
 Net income (loss)                                          $   (10,801)      $(155,070)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                               198,342          33,189
  Changes in current assets and liabilities, net of
    effects of acquisitions
    Accounts and notes receivable                                28,108         (63,285)
    Inventory                                                    57,269               -
    Prepaid expenses and other assets                          (113,386)          9,964
    Accounts payable and accrued expenses                        84,570         (96,016)
    Deferred revenue                                           (117,979)        (55,817)
                                                            -----------       ---------
                                                                126,123        (327,035)
                                                            -----------       ---------

Cash provided by (used for) investing activities
  Property and equipment expenditures                            (6,801)         (8,650)
  Cash paid for deferred acquisition costs                     (660,499)              -
  Other deferred charges                                              -         (28,268)
  Expenditures for software development costs                   (51,429)        (14,616)
  Cash paid for acquistions                                  (2,751,824)              -
                                                            -----------       ---------
                                                             (3,470,553)        (51,534)
                                                            -----------       ---------
Cash provided by (used for) financing activities
  Proceeds from issuance of common stock - IPO                6,153,607               -
  Proceeds from issuance of common stock                        280,000         166,505
  Net proceeds (repayment) of long term debt                 (1,390,401)        (20,808)
  Net increase (decrease) in shareholder loans                  (74,808)              -
                                                            -----------       ---------
                                                              4,968,398         145,697
                                                            -----------       ---------
Net (decrease) in cash                                        1,623,968        (232,872)

Beginning, cash and cash equivalents                            198,735         249,698
                                                            -----------       ---------
Ending, cash and cash equivalents                           $ 1,822,703       $  16,826
                                                            ===========       =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  BASIS OF PRESENTATION


INC was founded on December 3, 1996 to acquire certain healthcare practice
management systems businesses.   In conjunction therewith, INC completed an
initial public offering ("the Offering") of its common stock in July 1997. American Medcare Corporation (AMC), the parent of International Computer Solutions, Inc. (ICS), Millard Wayne, Inc. (Millard Wayne), and Health Care
Division, Inc. (HCD), is considered the predecessor to INC.   INC conducted no
significant operations and generated no revenue prior to the closing of the acquisitions.

The merger of AMC with and into INC occurred on July 10, 1997, contemporaneously with INC's Offering. Also on that date, INC acquired four additional businesses, and the six businesses were collectively referred to as the "Founding Businesses", or the "Company". The Founding Businesses were (i) International Computer Solutions, Inc. ("ICS"), a subsidiary of AMC, (ii) Health Care Division, Inc. ("HCD"), a subsidiary of AMC founded in November 1996 to acquire the net assets of a division of Info Systems of North Carolina, Inc.,
(iii) Millard Wayne, Inc. ("Millard Wayne"), a subsidiary of AMC, (iv) DR Software, Inc. ("DR Software"), (v) KComp Management Systems, Inc. ("KComp"), and (vi) Rovak, Inc. ("Rovak").

Immediately prior to the AMC merger with INC, AMC acquired Millard Wayne. Since AMC was considered the predecessor company, the AMC merger was accounted for as
a combination at historical cost for accounting purposes.   The remaining
acquisitions were accounted for as purchases at estimated fair value for accounting purposes.

The aggregate consideration paid by INC for the Founding Businesses consisted of $2.9 million in cash, and $4.8 of common stock.

The accompanying historical financial statements include AMC, ICS, and HCD through July 10, 1997, the date of the acquisition of the Founding Businesses, and the results of operations for INC, ICS, HCD, Millard Wayne, DR Software, KComp and Rovak for the period July 11, 1997 through July 31, 1997.

The accompanying Pro Forma Statement of Operations include the results of INC and the Founding Businesses as if they had been acquired as of February 1, 1996. The Pro Forma Statement of Operations reflect the results for the combined Founding Businesses for the three month periods ended July 31, 1997 and 1996, and the six month periods ended July 31, 1997 and 1996. The statements of operations were adjusted to include the pro forma impact of general and administrative expenses, decreased interest expense for retired debt, increased goodwill amortization expense, and reductions in personnel.

The Pro Forma Statements of Operations may not be indicative of actual results if the mergers and acquisitions had occurred on the date indicated or which may be realized in the future. The actual results of INC and the Founding Businesses for the period from February 1 through July 31, 1997, inclusive of actual corporate costs and interest income, have been included in the pro forma results for the three and six months ended July 31, 1997. It is suggested that these pro forma consolidated statements of operations be read in conjunction with the pro forma combined financial statements of INC and the Founding Businesses and the notes thereto included in the Company's Amendment to Registration Statement ("Registration Statement") on Form SB-2 filed July 7, 1997 (No. 333-18923).

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and other intangibles, principally capitalized software development costs, are being amortized over periods ranging from four to 15 years.

In the opinion of management, the interim financials filed as part of this Form 10-QSB reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

Note 3.  BUSINESS ACQUISITION

In fiscal 1997, AMC initiated an acquisition program to strengthen its market position and leverage its customer base. AMC targeted similar companies in various locations throughout the United States and subsequently completed the acquisitions described below.

In addition, AMC agreed to merger terms with INC a newly-formed Delaware corporation, whereby AMC shareholders would receive approximately 3.4 million shares of INC Common Stock in exchange for all outstanding shares of AMC common stock. AMC, together with the acquisitions described below, would be Founding Businesses of INC upon successful completion of INC's public offering which was effected in July 1997.

Prior to and as a condition to the consummation of the Offering, AMC, a holding company and the parent company of ICS and HCD, acquired Millard Wayne and immediately thereafter merged into INC, with INC as the surviving corporation. In July 1997, concurrent with the Offering, the Company acquired all of the outstanding stock of DR Software. In July 1997, concurrent with the Offering, a subsidiary of the Company, pursuant to a plan of merger, merged into Rovak. In July 1997, concurrent with the Offering, a subsidiary of the Company, pursuant to a plan of merger, merged into KComp.

The AMC merger took place at historical cost, and the other purchases were made at fair value, with consideration comprised of $2.9 million in cash, and $4.8 in common stock of INC.

The acquired companies' results of operations from July 10, 1997 to July 31,
1997 are included in the accompanying financial statements.    The fair values
of the net assets acquired and liabilities assumed were as follows:

   Cash .................................................... $   234,676
   Accounts receivable .....................................     942,975
   Inventory................................................     381,861
   Prepaid expenses.........................................     183,699
   Property and equipment ..................................     595,338
   Furniture and fixtures...................................      60,044
   Capitalized software costs ..............................   1,311,372
   Other intangibles .......................................     517,280
   Goodwill.................................................   8,673,142
   Leasehold improvements ..................................      41,530
   Deferred tax assets .....................................     332,300
   Prepaid royalties .......................................     196,993
   Other assets............... .............................      16,454
                                                             -----------
   Total Assets                                              $13,487,664

   Deferred revenue ........ ..............................    1,430,182
   Accrued expenses .......................................      946,398
   Accounts payable .......................................      724,938
   Bank notes payable .....................................    1,111,990
   Notes payable ..........................................      328,745
   Lease payable ..........................................      149,750
   Shareholder payables ...................................      324,613
   Customer deposits ......................................      707,672
                                                             -----------
   Total Liabilities                                         $ 5,724,288

   Net Assets                                                $ 7,763,376

The unaudited pro forma information presents the net sales, net income and earnings per share of the Company as if the acquisitions had occurred as of February 1, 1996. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of February 1, 1996, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, operating expenses not assumed as part of the acquisition, amortization of goodwill, interest expense, and income taxes.

                                  (Pro Forma)      (Pro Forma)      (Pro Forma)      (Pro Forma)
                                 Three Months     Three Months      Six Months       Six Months
                                 Ended July 31,   Ended July 31,   Ended July 31,   Ended July 31,
                                       1997             1996             1997             1996
                                    ----------       ----------       ----------       ----------
Net sales ....................      $4,606,000       $4,776,500       $8,945,000       $9,553,000

Net income ...................         317,000          251,817          467,000          506,075
Earnings per share ...........             .06              .05              .09              .09


NOTE 4.  COMMON STOCK AND EARNINGS PER SHARE

Common stock issued and outstanding reflect shares issued in the Offering, and shares issued to effect the Acquisitions of the Founding Businesses, including
the AMC shareholders.   The weighted average outstanding share computations used
in the pro forma earnings per share computation for the respective periods reflect the respective time periods for which the shares issued were outstanding. Shares authorized, issued and outstanding and earnings per share for the predecessor company, AMC, are not considered meaningful, and have not been presented.

NOTE 5.   CASH FLOW STATEMENT

The financial statements for the quarter ended July 31, 1997 reflect the following significant non-cash transactions:



     Stock issued to liquidate debt                       $1, 316,938
     Stock issued to make acquisitions                      4,834,876
     Stock issued to pay acquisition related expenses         205,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

For the periods shown herein, AMC functioned with operations in a single operating subsidiary, International Computer Solutions (ICS) in the prior period, and with the combined operations of ICS and the Health Care Division
(HCD) in the current period.  The Company purchased HCD in December 1996 in an
acqusition transaction accounted for as a purchase.   The following discussion
and analysis should be read in conjunction with the accompanying financial statements.

The quarter ended July 31, 1997 includes the completion of the Offering on July 10, 1997 and the Acquisitions made concurrent therewith. The acquisitions of Millard Wayne, DR Software, Rovak and KComp were made using purchase accounting.

These entities were acquired by the parent company, INC and combined with the existing operations of ICS, and HCD. In accordance with accounting standards for purchase accounting, the results of operations for these acquired entities is included from July 10, 1997 through July 31, 1997. Accordingly, the Company showed results of the combined entities on an historical basis as described in the following sections.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

The following table summarizes consolidated revenues (in thousands) and changes therein:

                                3 months ended July 31           $        %       6 months ended July 31     $       %
                                 1997           1996            Chg      Chg       1997            1996     Chg     Chg
                                ----------------------        ------   ------     -----------------------  -----   -----
System hardware,software sales     948           216            732      338%      1,757            426    1,331    312%
Maintenance and support          1,317           370            947      256%      1,998            759    1,239    163%

Total revenues                   2,265           586          1,679      286%      3,755          1,185    2,570    217%

The increase in system hardware and software sales for the 3 months ended July 31, 1997 was due to sales from acquired companies totaling $874,000, and a decrease of $142,000 from ICS. The decrease of $142,000 at ICS was due to decreased hardware sales during the quarter compared with the prior year, and reflects the Company's efforts to shift from low margin hardware revenues to higher margin services and transaction fee revenue. For the 6 month period, the increase in system hardware and software sales was due to $1,587,000 from the acquisitions, and a decrease of $256,000 from ICS.

The increase in maintenance and support revenue for the 3 months ended July 31, 1997 was due to $914,000 from the acquired companies, and $33,000 from ICS. The increase in maintenance and support revenue for the 6 month period was due to $1,326,000 from the acquisitions, and a decrease of $88,000 from ICS.

The increase in total revenues for the 3 months ended July 31, 1997 was due to revenues from the acquisitions totalling $1,788,000, and a decrease of $109,000 from ICS. The increase in total revenues for the 6 months ended July 31, 1997 was due to revenues from the acquisitions totaling $2,914,000, and a decrease of $344,000 from ICS.

Gross margin for the current quarter increased by $1,318,357 or 283.9%, to $1,782,761 for the three months ended July 31, 1997 from $464,404 for the three months ended July 31, 1996. The gross margins from the acquisitions totalled $1,409,420, and $373,341 for ICS. The three month increase was due to acquisition gross margins which totalled $1,839,744, and $759,701 for ICS. The decrease in gross margins at ICS of $91,063 was due to a redirection of the sales focus away from hardware sales to new product, services and transactional services lines, and also to a significant hardware sale in the prior year.

Gross margins for the six months ended July 31, 1997 increased by $1,658,395 or 176.2%, to $2,599,445 from $941,050 for the six months ended July 31, 1996. The gross margins for the acquisitions totaled $1,193,991 and for ICS totaled $464,404.

OPERATING EXPENSES AND NON OPERATING ITEMS

Operating expenses increased by $947,017 or 172.7%, to $1,495,472 for the three months ended July 31, 1997 from $548,455 for the three months ended July 31, 1996. The increased operating expenses relating to the acquisitions totaled $899,474, and AMC and ICS totaled $595,998. The increased operating expenses at AMC related to personnel, leasing, travel and administrative expenses associated with developing and executing the Offering and Acquisition strategy.

For the six month period, operating expenses increased by $1,280,589 or 86% to $2,299,971 from $1,019,382 for the six months ended July 31, 1996. The increased operating expenses relating to the acquisitions totaled $1,130,335, and AMC and ICS totaled $1,169,637. The increased operating expenses at AMC related to costs of the Offering and Acquisition strategy.

Depreciation and amortization increased by $117,986 or 610.3%, to $137,320 for the three months ended July 31, 1997 from $19,334 for the three months ended July 31, 1996. This increase was due a significant increase in goodwill due to the acquisition of HCD in December 1996, and the acquisitions of DR Software,
Millard Wayne, Rovak and KComp on July 10, 1997.   Depreciation and amortization
related to the acquisitions totaled $79,586 and $57,734 for ICS and AMC. For the six month period, depreciation and amortization totaled $119,169 for the acquisitions, and $79,172 for ICS and AMC.

Income from operations increased by $253,354 to $149,969 for the three months ended July 31, 1997 from a loss of $103,385 for the three months ended July 31, 1996. Income from operations for the six months ended July 31, 1997 increased by $215,585 from a loss of $114,453 for the six months ended July 31, 1996.

Interest expense increased by $42,243 or 173.7% to $66,569 for the three months ended July 31, 1997 from $24,326 for the three months ended July 31, 1996. This
interest was related to increased debt in the acquired entities.   Interest
expense for the six months ended July 31, 1997 increased by $83,889 or 192.8% to $127,389 from $43,500 for the six months ended July 31, 1996.

The Company's provision for income taxes increased to $26,000 for the quarter ended July 31, 1997, compared with no tax provision due to the net loss for the quarter ended July 3, 1996.

LIQUIDITY AND CAPITAL RESOURCES

INC had net income of $63,495 for the three months ended July 31, 1997, compared
with a loss of $125,499 for the three months ended July 31, 1996.   For the six
months ended July 31, 1997, the Company had a net loss of $10,801 compared with a loss of $155,070 for the six months ended July 31, 1996.

Cash provided by operations totaled $126,123, due primarily to decreased prepaid expenses of $113,386, decreased deferred revenues of $117,979, increased payables and accrued expenses of $84,570, decreased inventory of $57,269, and decreased accounts receivable of $28,108.

Cash used for investing activities totaled $3,470,553, due primarily to deferred acquisition costs of $660,499 and cash paid for acquisitions totaling
$2,751,824.   Cash provided by financing activities was $1,623,968, due
primarily to proceeds from the issuance of common stock of $6,433,607, repayment of long term debt of $1,390,400 and repayment of shareholder loans of $74,808.

On July 10, 1997, the Company completed the Offering of 1.4 million shares of common stock, resulting in net proceeds of approximately $6.9 million, less costs related to the offering of approximately $.8 million. Approximately $2.9 million were used to pay the cash portion of the purchase price for the acquired companies.

Two of the acquired companies have bank credit lines, with available credit of up to $90,000. The Company is negotiating a line of credit of $10 million with FINOVA Capital to be used for working capital and acquisition purposes. There can be no assurance that a line of credit will be obtained or that, if obtained, it will be at rates favorable to the Company. As the acquired companies are assimilated into the overall InfoCure Corporation, additional savings and efficiencies are planned for, and anticipated, including consolidated office space, and consolidated benefit plans. The Company belives that funds generated from operations, together with the net proceeds of the Offering, will be sufficient to finance its current operations, potential obligations relating to the Acquisitions, and planned capital expenditure requirements at least through the next 18 months. In the longer term, the Company may require additional sources of capital to fund future growth and acquisitions. Such sources of capital may include additional equity or debt financings.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

The following table presents selected pro forma consolidation operations (in thousands):

                                   3 months ended July 31        $           %       6 months ended July 31     $        %
                                     1997          1996         Chg         Chg        1997         1996       Chg      Chg
                                   ----------------------       ---         ---      ----------------------  -----    ------
System hardware, software sales      1,961         2,413        (452)     (18.7)%     4,164        4,827       (663)    (13.7)%
Maintenance and support              2,645         2,363         282        11.9%     4,781        4,725         56       1.2%

Total revenues                       4,606         4,776        (170)     ( 3.5)%     8,945        9,553       (608)    (6.4)%

The decrease in system hardware and software sales for the 3 months ended July 31, 1997 was due to decreased hardware associated with sales of new systems compared with prior year periods. The increase in maintenance and hardware reflects the transition of the acquired companies towards the recurring revenue bases of services, training and electronic transaction service lines.

The Company released the Windows NT-based WISDOM product in May 1997, and began to show strong customer demand and a strong installation backlog. In addition, the DR Dictation product continued to show strong demand in the market, with 6 and 15 installations, respectively, in the first and second quarters.

The Company showed strong new sales of the Optical Mark System (OMS), where 6 and 11 new installations were made in the first and second quarters, respectively. Installations of the Optical Mark System have increased by 30% over the same period in 1996. In addition, the Digital Record Keeping System
(DRK) continued to show strong demand for installation of digital images and record-keeping products, with installations increasing by 25% over the same period in 1996.

OPERATING EXPENSES AND NON OPERATING ITEMS

Operating expenses decreased by $173,000 or 6.9% to $2,334,000 for the 3 months ended July 31, 1997 from $855,500 for the 3 months ended July 31, 1996. The decrease was due to a reduction in personnel, and reductions in rent and lease expenses. Operating expenses dropped as a percentage of revenue from 52% to 51% on these reductions.

Operating expenses decreased by $386,000 or 7.7% to $4,628,000 for the 3 months ended July 31, 1997 from $5,014,000 for the 3 months ended July 31, 1996. This decrease was due primarily to personnel reductions and reductions in lease and other operating expenses. As a percentage of revenues, operating expenses for the 6 month period remained steady at 52%.

Depreciation and amortization decreased by $26,250 or 7.1% to $342,000 for the 3 months ended July 31, 1997 from $368,250 for the 3 month period ended July 31, 1996. These expenses decreased as a percentage of revenue from 7.7% to 7.4%. These expenses decreased by $63,500 or 8.6% to 672,000 for the 6 months ended July 31, 1997 from $735,500 for the 6 months ended July 31, 1996.

Income from operations increased by $104,750 or 21.5% to $592,000 for the 3 months ended July 31, 1997 from $487,250 for the 3 months ended July 31, 1996. This increase was due to higher margin sales revenue and decreased operating
expenses.   For the 6 months ended July 31, 1997, income from operations decreased by $54,500 or 5.6% to $921,000 from $975,500 for the 6 months ended July 31, 1996. This decrease was primarily due to a decrease in lower margin hardware sales in the prior year. As a percentage of revenue, operating income increased from 10.2% to 12.9% for the 3 month period, and from 10.2% to 10.3% for the 6 month period.

Interest expense increased by $3,250 and $8,500 for the 3 month and 6 month periods ended July 31, 1997. These increases were due to an increase in combined debt.

Income increased by $65,183 or 25.9% to $317,000 for the 3 months ended July 31,
1997 from $251,817 for the 3 months ended July 31, 1996.   This increase was
attributed to higher margin revenues, decreased hardware sales, and operating
and personnel expense reductions.   Income for the 6 months ended July 31, 1997
decreased by $39,075 or 7.7% to $467,000 from $506,075 for the 6 months ended July 31, 1996. This decrease was primarily due to a decrease in lower margin hardware sales in the prior year.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company continues to consider acquisitions and is in various stages of discussions with potential acquisition candidates in the healthcare practice management systems industry. As of July 31, 1997 the Company has reached agreements in principle to acquire two privately-held practice management system vendors. There can be no assurance that INC will be able to obtain the required financing to purchase these businesses or that the terms of such agreements will not be modified hereafter.

In June, 1996 the Company contracted with an investment banking financial advisor to assist in the financial analysis of the target companies, and development of a consolidation business plan. The advisors are also assisting the Company in identifying financing alternatives. The Company has agreed to pay the advisor a fee based upon the amount of funds raised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Date               Description
----               -----------

July 16, 1997      Announcement of Consummation of Initial Public Offering


August 14, 1997    Announcement of Agreements in Principle to acquire two
                   practice management system vendors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.



                              INFOCURE CORPORATION

                                  (REGISTRANT)



September 15, 1997     BY:  /s/ Frederick L. Fine
                           --------------------------
                           Frederick L. Fine
                           Chairman, President and CEO



September 15, 1997     BY:  /s/ Michael Warren
                           --------------------------
                           Michael Warren
                           Chief Financial Officer, Director