Form 10-Q
period 1997-10-31
INFOCURE CORP
filed 1997-12-15
CIK 1028584

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number: 001-12799


                              INFOCURE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                                           58-2271614
(State or other Jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
 organization)

     2970 CLAIRMONT ROAD
          Suite 950                                                          30329
       ATLANTA, GEORGIA                                                     (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 633-0046

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [_]

The number of shares of the issuer's class of capital stock as of December 12, 1997, the latest practicable date, is as follows: 5,736,937 shares of Common Stock, $.001 par value.

                              INFOCURE CORPORATION

                                   FORM 10-Q
                                    FOR THE
                         QUARTER ENDED OCTOBER 31, 1997

                               TABLE OF CONTENTS




                         PART I. FINANCIAL INFORMATION

                                                                                      Page
Item 1.   Financial Statements                                                       Number
                                                                                     ------

          Consolidated Balance Sheets.............................................   1
             October 31, 1997  (unaudited) and January 31, 1997

          Consolidated Statements of Operation (unaudited)........................   2
             Three months ended October 31, 1997 and 1996
             Nine months ended October 31, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited).......................   3
             Nine months ended October 31, 1997 and 1996

          Notes to Consolidated Financial Statements..............................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and.......      6
             Results of Operations

                          PART II.  OTHER INFORMATION

Item 5.  Other Information........................................................   9

Item 6.  Exhibits and Reports on Form 8-K ........................................   9

         Signatures...............................................................  10

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                     OCTOBER 31,             January 31,
                                  ASSETS                                                1997                    1997
                                                                                -------------------     -------------------
Current Assets:                                                                      (UNAUDITED)
 Cash......................................................................           $     901,474             $   198,735
 Accounts and notes receivable, net of allowance of $156,828 and $35,000...               2,352,933                 318,405
 Inventory.................................................................                 313,268                      --
 Prepaid expenses and other current assets.................................                 994,429                  62,364

Total current assets.......................................................               4,562,104                 579,504

 Property and equipment, net of depreciation of $659,362 and $588,205......                 998,559                  94,157
 Goodwill, net of amortization of $353,388 and $21,408.....................              16,860,173               2,015,309
 Deferred acquisition costs................................................                 189,488                 521,871
 Capitalized software, net of amortization of $788,735 and $657,115........               1,460,019                  41,252
 Deferred tax asset........................................................                 905,300                 871,000
 Other assets..............................................................                 195,626                  59,137
                                                                                -------------------     -------------------
Total assets...............................................................           $  25,171,269             $ 4,182,230
                                                                                ===================     ===================
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
 Accounts payable..........................................................           $     929,106             $   483,730
 Accrued expenses..........................................................               1,472,901                 358,671
 Deferred revenue..........................................................               2,327,979                 814,383
 Current portion of long-term debt.........................................               1,256,291                  49,529

Total current liabilities..................................................               5,986,277               1,706,313

Long-term debt, less current portion.......................................               5,509,913                 698,252
Note payable to stockholder................................................                      --                  94,500
Note payable -- other......................................................                      --               1,511,533
                                                                                -------------------     -------------------
  Total liabilities........................................................              11,496,190               4,010,598
                                                                                -------------------     -------------------

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000 shares authorized ; 5,736,937
  issued and outstanding...................................................                   5,737                  54,965

 Treasury stock and accrued stock repurchase, at cost......................                      --                (165,000)
 Stock purchase warrant....................................................                      --                  80,000
 Additional paid-in capital................................................              16,528,500               3,452,453
 Accumulated deficit.......................................................              (2,859,158)             (3,250,786)
                                                                                -------------------     -------------------
Total stockholders' equity.................................................              13,675,079                 171,632
                                                                                -------------------     -------------------
Total liabilities and stockholders' equity.................................           $  25,171,269             $ 4,182,230
                                                                                ===================     ===================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS                                 NINE MONTHS
                                                           ENDED                                        ENDED
                                                         OCTOBER 31                                   OCTOBER 31
                                              ------------------------------------      --------------------------------------
                                                   1997                 1996                   1997                  1996
                                              --------------    ------------------      ----------------     -----------------
Revenues:
 Systems and software revenues.............       $3,078,213             $ 136,210            $4,836,049            $  590,812
 Maintenance and support...................        2,869,340               338,386             4,866,720             1,068,859
                                              --------------    ------------------      ----------------     -----------------
  Total revenues...........................        5,947,553               474,596             9,702,769             1,659,671
Cost of revenues...........................        1,474,086                55,050             2,629,857               299,075
                                              --------------    ------------------      ----------------     -----------------
Gross margin...............................        4,473,467               419,546             7,072,912             1,360,596

Expenses:
 Salaries and operating expenses...........        3,329,977               556,553             5,629,949             1,573,935
 Depreciation and amortization.............          395,283                18,659               593,624                54,890
                                              --------------    ------------------      ----------------     -----------------
  Total expenses...........................        3,725,260               575,212             6,223,573             1,628,825
                                              --------------    ------------------      ----------------     -----------------

Income from operations.....................          748,207              (155,666)              849,339              (268,229)
Interest expense...........................          (57,587)              (17,179)             (184,975)              (60,680)
Other income, net..........................           40,809                 2,439                50,264                 3,433
                                              --------------    ------------------      ----------------     -----------------
Income (loss) before income taxes..........          731,429              (170,406)              714,628              (325,476)
Provision for income taxes.................          329,000                    --               323,000                    --
                                              --------------    ------------------      ----------------     -----------------
Income (loss)..............................       $  402,429             $(170,406)           $  391,628            $ (325,476)
                                              ==============    ==================      ================     =================

Earnings per share:........................            $0.07                 $0.00                 $0.10
                                              ==============    ==================      ================

Weighted average number of shares..........        5,683,149                                   4,076,962
                                              ==============                            ================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED OCTOBER 31,
                                                                          ------------------------------------------
                                                                                  1997                    1996
                                                                          ------------------      ------------------
Cash provided by (used for) operating activities:
 Net income (loss).......................................................        $   391,628               $(325,476)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
   Depreciation and amortization.........................................            593,624                  54,890
  Changes in current assets and liabilities, net of effects of acquisitions:
   Accounts and notes receivable.........................................           (658,422)                (38,354)
   Inventory.............................................................            118,219                      --
   Prepaid expenses and other assets.....................................             82,739                 (34,454)
   Accounts payable and accrued expenses.................................         (1,071,181)               (226,964)
   Deferred revenue......................................................           (583,890)                (67,297)
                                                                          -------------------     ------------------
     Total cash provided by (used for) operating activities..............         (1,127,283)               (637,655)
                                                                          ------------------      ------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Property and equipment expenditures...................................            (54,102)                (10,419)
   Cash paid for deferred acquisition costs..............................           (865,908)               (107,903)
   Expenditures for software development costs...........................           (124,015)                (24,474)
   Cash paid for acquisitions............................................         (6,972,410)                     --
                                                                         -------------------      ------------------
     Total cash provided by (used for) investing activities..............         (8,016,435)               (142,796)
                                                                         -------------------      ------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock - IPO..........................          6,153,607                      --
   Proceeds from issuance of common stock................................            280,000                 648,343
   Net proceeds (repayment) of long term debt............................          3,587,106                  65,422
   Net increase (decrease) in shareholder loans..........................           (174,256)                     --
                                                                          ------------------      ------------------
     Total cash provided by (used for) financing activities..............          9,846,457                 713,765
                                                                          ------------------      ------------------

Net increase (decrease) in cash..........................................            702,739                 (66,686)

Beginning, cash and cash equivalents.....................................            198,735                 249,698
                                                                          ------------------      ------------------

Ending, cash and cash equivalents........................................        $   901,474               $ 183,012
                                                                          ==================      ==================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The information presented at October 31, 1997 and 1996 and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure" and together with InfoCure subsidiaries the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results are not indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Registration Statement on Form SB-2 filed with the Commission on December 27, 1996 (Commission File No. 33-18923) and as amended on February 24, 1997, March 14, 1997 and July 10, 1997.

     InfoCure was formed on December 3, 1996 to acquire certain healthcare practice management systems. On July 10, 1997, the Company completed the contemporaneous acquisition of (i) American MedCare Corporation ("AMC") (the parent of International Computer Solutions, Inc. ("ICS"), Health Care Division, Inc. ("HCD") and Millard-Wayne, Inc. ("Millard-Wayne"), (ii) DR Software, Inc.;
(iii) KComp Management Systems, Inc. ("KComp"); and (iv) Rovak, Inc. ("Rovak"). AMC owned ICS for all of the accounting periods presented herein. AMC acquired HCD effective December 3, 1996 and Millard-Wayne effective July 10, 1997. The foregoing companies are referred to herein as the "Founding Companies".

     In October and November 1997, InfoCure acquired all of the capital stock of SoftEasy, Inc. ("SoftEasy"), certain health care assets and assumed health care liabilities of Commercial Computers, Inc. ("CCI") and all of the assets, subject to the assumption of certain liabilities, of Professional On-Line Computers, Inc. ("POLCI"). These three acquisitions are referred to herein as the "Recent Acquisitions." For certain accounting purposes, the consummation of each of these acquisitions occurred effective as of October 1, 1997.

     Prior to the acquisition of the Founding Companies, InfoCure conducted no significant operations and generated no revenue. Accordingly, AMC has been identified as the accounting acquiror, and the AMC acquisition was accounted for as a combination at historical cost for accounting purposes. The acquisitions of the remaining Founding Companies and the Recent Acquisitions were accounted for as purchases at estimated fair value for accounting purposes.

     The consolidated balance sheets as of January 31, 1997 are inclusive of AMC and its subsidiaries, ICS and HCD. The consolidated balance sheets as of October 31, 1997 are inclusive of all of the Founding Companies and Recent Acquisitions. The consolidated statements of operations for the three months and nine months ended October 31, 1996 are inclusive of AMC and its subsidiary, ICS. The consolidated statements of operations for the three months ended October 31, 1997 are inclusive of the Founding Companies for the entire period presented and the Recent Acquisitions from and after October 1, 1997. The consolidated statements of operations for the nine months ended October 31, 1997 are inclusive of (i) AMC and its subsidiaries, ICS and HCD for the entire period presented; (ii) Millard-Wayne, Rovak, DR Software and KComp from and after July 10, 1997 and (iii) SoftEasy, CCI and POLCI from and after October 1, 1997.

     Property and equipment are assigned lives of three to five years. The allocation of goodwill of the consideration in excess of net value for acquisitions recognizes the value ascribed to the ongoing business and the revenue potential for existing future products and services. Goodwill is being amortized over 15 years. Software costs represent the intangible asset associated with enhancements and new modules for existing products. Such costs are capitalized when technological feasibility is determined and are amortized over a four year life.

NOTE 2.  BUSINESS ACQUISITIONS

     During the quarter ended October 31, 1997, InfoCure acquired certain net assets and liabilities of POLCI, CCI and SoftEasy. The total consideration of the net assets acquired and liabilities assumed were as follows:


     Cash...........................................         $  305,361
     Accounts receivable............................            467,459
     Other receivables..............................             11,295
     Inventory......................................             49,626
     Prepaid expenses...............................             50,806
     Property and equipment.........................            287,745
     Other intangibles..............................            141,584
     Goodwill.......................................          4,828,136
                                                        ---------------

       Total assets.................................          6,142,012
                                                        ---------------

     Deferred revenue...............................            373,487
     Accrued expenses...............................            141,362
     Accounts payable...............................            145,182
     Lease payable..................................             56,477
     Shareholders payables..........................            260,742
     Customer deposits..............................             68,813
                                                        ---------------

       Total liabilities............................          1,046,063
                                                        ---------------

         Net assets.................................         $5,095,949
                                                        ===============

     The following unaudited pro forma information presents the net revenues, net income and earnings per share of the Company as if the acquisitions of the Founding Companies and the Recent Acquisitions had occurred as of February 1, 1996. The pro forma information is not necessarily indicative of actual results if such acquisitions occurred as of February 1, 1996, nor is it indicative of results of operations which may be realized in future periods. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, operating expenses not assumed as part of the acquisitions, amortization of goodwill, interest expense, and income taxes.

                                                                           PRO FORMA
                                   ---------------------------------------------------------------------------------------
                                         Three Months Ended October 31,                Nine Months Ended October 31,
                                   -----------------------------------------    ------------------------------------------
                                           1997                   1996                  1997                    1996
                                   ------------------      -----------------    -------------------     ------------------
Net revenue........................        $6,904,270             $6,616,969            $18,719,422            $19,393,908
Net income.........................           454,755                359,701              1,101,425                982,027
Earnings per share.................        $     0.08             $     0.06            $      0.19            $      0.17

NOTE 4.  COMMON STOCK AND EARNINGS PER SHARE

     Common stock issued and outstanding reflects shares issued in the Company's initial public offering completed effective July 10, 1997, and shares issued to effect the acquisitions of the Founding Businesses and the Recent Acquisitions. The weighted average outstanding share computations used in the pro forma earnings per share computation for the respective periods reflect the respective time periods for which the shares issued were outstanding. Shares authorized, issued and outstanding and earnings per share for periods prior to July 10, 1997 (the effective date of the acquisition of the Founding Businesses), are not considered meaningful, and have not been presented.


NOTE 5.   CASH FLOW STATEMENT

     The financial statements for the quarter ended October 31, 1997 reflect approximately $600,000 in Common Stock issued in connection with the Recent Acquisitions of SoftEasy and POLCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information discussed in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (i) the Company's anticipation that maintenance and support revenues will generally increase as a percentage of total revenues over the long-term; (ii) the Company's intention to increase its sales and marketing expenditures in future periods; (iii) the Company's expectation of additional capital investments during 1998; (iv) the Company's belief that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998; and (v) the Company intention to seek additional sources of financing. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Registration Statement on Form SB-2 (File No. 333-18923) which was declared effective by the Securities and Exchange Commission on July 10, 1997.


Historical Consolidated Results of Operations

     Revenues. Total revenues for the three months ended October 31, 1997 were $5.9 million compared to total revenues of $475,000 for the three months ended October 31, 1996. Total revenues for the nine months ended October 31, 1997 were $9.7 million compared to total revenues of $1.7 million for the nine months ended October 31, 1996. These increases in total revenues primarily reflect the completion of the acquisition of the Founding Businesses effective July 10, 1997 and the Subsequent Acquisitions effective October 1, 1997. Revenues for periods prior to July 10, 1997 include only revenues of the Company's predecessor, AMC, and its consolidated subsidiaries. Systems and software revenues were $3.1 million for the three months ended October 31, 1997, or 51.8% of total revenues, while maintenance and support revenues were $2.9 million, or 48.2% of total revenues for the same period. For the nine months ended October 31, 1997, systems and software revenues were $4.8 million, or 49.8% of total revenues, while maintenance and support revenues were $4.9 million, or 50.2% of total revenues. The Company anticipates that maintenance and support revenues will generally increase as a percentage of total revenues over the long-term if the Company is able to continue to expand and retain its installed customer base.

     Cost of Revenues. For the three months ended October 31, 1997, cost of revenues were $1.5 million, or 24.8% of total revenues, compared to $55,050, or 11.6% of total revenues, for the three months ended October 31, 1996. For the nine months ended October 31, 1997, cost of revenues were $2.6 million, or 27.1% of total revenues, compared to $299,075, or 18.0% of total revenues, for the nine months ended October 31, 1996. The dollar volume increase in cost of revenues reflects primarily the increase in total costs resulting from the acquisition of the Founding Businesses and the Subsequent Acquisitions. The increase in cost of revenues as a percentage of total revenues reflects primarily changes in gross margin associated with the different businesses included in these acquisitions.

     Gross Margin. Gross margin increased to $4.5 million, or 75.2% of total revenues, for the three months ended October 31, 1997 compared to $420,000, or 88.4% of total revenues, for the three months ended October 31, 1996. For the nine months ended October 31, 1997, gross margin increased to $7.1 million, or 72.9% of total revenues, compared to $1.4 million, or 82.0% of total revenues, for the nine months ended October 31, 1996. The decreases as a percentage of total revenues primarily reflect a change in the mix of products and services sold as a result of the Company's completion of its recent acquisitions.

     Salaries and Operating Expenses. Salaries and operating expenses include sales and marketing expenses, administrative expenses, and product development expenses. Sales and marketing expenses includes salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance, and other administrative expenses. Salaries and operating expenses increased to $3.3 million, or 56.0% of total revenues; for the three months ended October 31, 1997 compared to $556,553, or 117.3% of total revenues, for the three months ended October 31, 1996. For the nine months ended October 31, 1997, salaries and operating expenses increased to $5.6 million, or 58.0% of total revenues, compared to $1.6 million, or 94.8% of total revenues, for the nine months ended October 31, 1996. The dollar volume increase in salaries and operating expenses reflects primarily the increases in expenditures for marketing, and administrative personnel and other selling and administrative costs which support the significantly expanded business associated with the Company's recent acquisitions. The Company intends to increase its sales and marketing expenditures in future periods in order to continue to promote the Company's broad range of product offerings. The decrease as a percentage of total revenues reflects the increased efficiencies associated with expansion of the Company's business base. Product development expense consists of personnel costs incurred to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry. As a consequence, the Company has increased, and intends to continue to increase, expenditures on product development primarily through the employment of additional development personnel and the acquisition of related computing systems, software and tools for those personnel.

     Depreciation and Amortization. Depreciation and amortization expenses were $395,283, or 6.6% of total revenues, for the three months ended October 31, 1997 compared to $18,659, or 3.9% of total revenues, for the three months ended October 31, 1996. For the nine months ended October 31, 1997, depreciation and amortization expense increased to $593,624, or 6.1% of total revenues, compared to $54,890, or 3.3% of total revenues, for the nine months ended October 31, 1996. Increased depreciation and amortization expense represents primarily the significant increase in goodwill due to the acquisition of the Founding Businesses and Subsequent Acquisitions. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support increased levels of operations.

     Income from Operations. Income from operations was $748,207 for the three months ended October 31, 1997 as compared to the loss from operations of $155,666 for the three months ended October 31, 1996. For the nine months ended October 31, 1997, income from operations was $849,339 as compared to a loss from operations of $268,229 for the nine months ended October 31, 1996. The significant increase in income from operations for each of these periods represent primarily the profitable results of operations of businesses included in the Company's recent acquisitions, as well as efficiencies realized by the Company from a larger install customer base and higher total revenues.

     Interest Expense. Interest expense increased to $58,000 for the three months ended October 31, 1997, as compared to $17,000 for the three months ended October 31, 1996. For the nine months ended October 31, 1997, interest expense increased to $185,000 as compared to $61,000 for the nine months ended October 31, 1996. The increases in interest expense generally reflect increase in indebtedness incurred to complete the Company's recent acquisitions.

     Provision for Income Taxes. The provision for income taxes was $329,000 for the three months ended October 31, 1997 and $323,000 for the nine months ended October 31, 1997. This represents an effective income tax rate of approximately 45.0%. No provision for income taxes was reported for the three months or nine months ended October 31, 1996, reflecting the Company's losses for those respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1997, the Company had total cash and cash equivalents of $901,474 and a working capital deficit of $1.4 million. During the nine months ended October 31, 1997, the Company used $1.1 million of cash for operating activities, representing principally increases in accounts receivable and reductions in accounts payable and accrued expenses, slightly offset by a net income of $391,628 and non-cash depreciation and amortization expenses of $593,624. During this period, cash used for investing activities was $8.0 million, representing primarily cash used for acquisitions of $7.0 million and deferred acquisition costs of $865,908. During the nine months ended October 31, 1997, the Company generated cash from financing activities of $9.8 million, including $6.1 million net proceeds from the Company's initial public offering and $3.6 million net proceeds from long-term debt.

     In November 1997, the Company closed a secured line of credit, with an aggregate availability of $10.0 million, with FINOVA Capital to be used primarily for acquisition purposes and working capital. The term of the line of credit is five years. The credit facility bears interest at the rate of 10.5% per annum. As of December 10, 1997, the outstanding balance under this facility was $5.3 million.

     The Company believes that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998, but will not be sufficient to permit the Company to consummate all of the acquisitions currently under negotiation or preliminary discussion. The Company's ability to consummate future acquisitions will be determined by the Company's ability to attain additional sources of capital. Consequently, the Company will seek additional sources of financing, including borrowings and the sale of equity and/or debt securities. The sale of equity securities, including securities convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available to the Company on terms acceptable to the Company, or at all.


Impact of New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, earnings per share ("SFAS 128"). This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require companies to change the way they calculate earnings per share ("EPS"). Primary EPS will be replaced by Basic EPS which excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Fully Diluted EPS which reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or could result in the issuance of common stock that would share in the Company's earnings. In addition, SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the statement of operations for all of the entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. If SFAS 128 was adopted as of October 31, 1997, the Company believes that it would not have had a material impact on the Company's financial statements.

     In October 1997, the American Institute of Certified Public Accountants issued a Statement of Position 92-7 ("SOP 92-7"), software revenue recognition, revising certain aspects of Statement of Position 91-1. SOP 92-7 will be effective for transactions occurring in years after December 15, 1997. The Company does not expect that SOP 92-7 will materially affect its revenue recognition policies.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable.


ITEM 2. CHANGE IN SECURITIES.

        Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.


ITEM 5. OTHER INFORMATION.

     The Company continues to consider acquisitions and is in various stages of discussions with potential acquisition candidates in the health care practice management systems industry. As of December 1, 1997 the Company was a party to non-binding letters of intent to acquire five privately held practice management system vendors. There can be no assurance that the Company will be able to obtain the required financing to complete these acquisitions or that the terms established will not be materially modified.

     In June 1996 the Company contracted with an investment banking financial advisor to assist in the financial analysis of the target companies, and development of a consolidation business plan. The advisors are also assisting the Company in identifying financing alternatives. The Company has agreed to pay the advisor a fee based upon the amount of any capital raised.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27. Financial Data Schedule (solely for use by the Securities and Exchange Commission)

     (b)  Reports on Form 8-K

          (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on August 27, 1997 in connection with the acquisition by the Company of Commercial Computers, Inc. and SoftEasy Software, Inc.

          (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on September 12, 1997 to report the hiring of Richard A. Pedersen as national sales manager.

          (iii) A current report on Form 8-K was filed with the Securities and Exchange Commission on September 23, 1997 to announce its earnings for the quarter ended July 31, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INFOCURE CORPORATION



Date:  December 12, 1997             ___________________________________________
       -----------------
                                     Frederick L. Fine
                                     President; Chief Executive Officer
                                     (Principal Executive Officer) and Director



Date:  December 12, 1997             ___________________________________________
       -----------------
                                     Michael E. Warren
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)