Form 10KSB
period 1997-12-31
INFOCURE CORP
filed 1998-04-01
CIK 1028584

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                ---------------

                                  FORM 10-KSB

                                ---------------


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the transition period from February 1, 1997 to December 31, 1997

                       COMMISSION FILE NUMBER:  011-12799


                              INFOCURE CORPORATION
                 (Name of Small Business Issuer in its Charter)

         DELAWARE                                        58-2271614
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



            1765 THE EXCHANGE
                 SUITE 450
             ATLANTA, GEORGIA                             30339
 (Address of Principal Executive Offices)              (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (770) 221-9990


                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
     -------------------                    ------------------------------------
Common Stock, par value $.001 per share     The American Stock Exchange


                                ---------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the fiscal year ended December 31, 1997 were $15.8 million.

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on March 23, 1998 as reported by The American Stock Exchange, was approximately $56.7 million. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 23, 1998, Registrant had outstanding 6,132,414 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 17, 1998 is incorporated by reference in
Part III of this Form 10-KSB to the extent stated herein.

================================================================================

                                     PART I

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS RELATING TO THE COMPANY'S ABILITY TO COMPLETE FUTURE ACQUISITIONS OF BUSINESSES AND TO INTEGRATE ACQUIRED COMPANIES, EXPECTED TRENDS IN THE HEALTH CARE INDUSTRY, EXPECTED INCREASES IN REVENUES DERIVED FROM MAINTENANCE, SUPPORT AND EDI SERVICES AND THE COMPANY'S ABILITY TO INCREASE SALES, MARKETING AND PRODUCT DEVELOPMENT EXPENDITURES TO LEVELS REQUIRED FOR THE COMPANY TO COMPETE IN ITS MARKET. OTHER FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," AND "INTENDS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. A DISCUSSION OF CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS IS SET FORTH HEREIN IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA COMBINED FINANCIAL CONDITION AND PRO FORMA COMBINED RESULTS OF OPERATIONS-RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.


ITEM 1.  BUSINESS.

THE COMPANY

     InfoCure Corporation ("InfoCure" or the "Company") is a leading provider of practice management software products and related services for physician and dental practices, management service organizations ("MSOs"), independent physician alliances ("IPAs"), physician hospital organizations ("PHOs") and other managed care organizations ("MCOs") involved in the integrated delivery of patient care. InfoCure's practice management software products and related services seek to improve the profitability of its health care customers by increasing efficiencies, improving the scope and quality of administrative, clinical and financial data and accelerating the processing and collection of payments. The Company licenses its products to targeted medical and dental specialty practice groups and believes that it is the dominant provider of medical software products to practitioners in the following specialty practice areas: podiatry, orthopedics, orthodontics, oral surgery and anesthesia services. InfoCure has an installed customer base of over 24,000 health care providers who maintain practices in all 50 states. In addition to providing information technology products and solutions, the Company provides comprehensive hardware and software installation, maintenance and support services, system training services and electronic data interchange ("EDI") services for the electronic processing of patient billing statements and insurance claims.

     Through its strategy of addressing the needs of targeted specialty practices, the Company believes that it can best achieve its objective of improving its customers' profitability. The Company has addressed this strategy through the acquisition of practice management software companies whose principal customers are within the Company's targeted practices, including podiatrists, orthodontists, oral surgeons and anesthesiologists. Through the Company's recent acquisition of seven companies, the Company believes that it is the leading provider of practice management systems to health care providers in these specialties.

INDUSTRY BACKGROUND

     In the last decade, the escalation of health care costs has led to increased pressure on health care providers to contain operating expenses. Changes in the health care reimbursement systems have served to shift the financial risk of delivering health care from payors to providers. Many health care providers now participate in complex practice management organizations and reimbursement arrangements, resulting in multiple transactions, complex information exchanges and numerous communications between providers and payors. These trends generally have served to increase the complexity of information processing for health care practitioners. However, significant increases in computer processing capabilities and the emergence of alternative methods of transmitting electronic information have made advanced computer solutions a critical component in the effort of health care practitioners to reduce costs and increase efficiencies.

     The Company believes that the increased use of information technologies to automate the recording, tracking, retrieval and reporting of practice management data, and to facilitate the exchange of financial and patient information, can improve the profitability of health care providers. Initial computer solutions for health care providers concentrated principally on patient billing and collection functions as well as practice management accounting. More recent computer solutions automated the functions of processing and collecting third-party payor claims and increased the capabilities of health care providers to record, track and retrieve medical records and clinical data. Through its software products, the Company seeks to provide these benefits as well as additional functions that improve efficiencies, including management of patient-flow processes, processing payments through EDI and subscriptions to practice management information services. Through EDI, the Company's systems automate the processes of verifying insurance coverage, implementing claims and assuring rapid payment and collection. By processing claims electronically, office-based providers are able to reduce staff time and contain costs. EDI typically improves the provider's accounts receivable turnover which increases practice cash flow.

     Many smaller practice management software companies are finding it more difficult and expensive to continually develop and enhance or upgrade their software products to maintain technological competitiveness. Likewise, smaller physician practices are less able to continually acquire and maintain the advanced computer software solutions and frequent enhancements offered by many practice management software companies. Nationwide, there are numerous practice management software companies that focus their sales efforts on particular medical specialties within defined geographical regions. Because the rising costs to maintain technological competitiveness and because of the fragmented nature of the practice management software industry, the Company believes that significant opportunities exist to increase its market share of installed customers in its targeted specialty practice areas through acquisitions of complementary business, products and services.

BUSINESS STRATEGIES

     The Company's objective is to enhance its position as a leading provider of practice management software products and related services to targeted specialty practice groups and to focus on increasing the profitability of its customers. The Company's principal strategies to achieve these objectives are:

 . Target Specialty Practice Areas. The Company will seek to expand its customer base, and thereby increase the percentage of customers that it serves, within targeted specialty practice areas. Through targeted specialty practice areas, the Company believes that it can utilize an enhanced knowledge of its existing customers to provide information technology systems and services that more specifically address the needs of these specialists. To date, the Company has targeted the following specialty practitioners: podiatrists, orthodontists, oral surgeons, and anesthesiologists. The Company believes that it is the leading provider of information technology products and services to health care providers in these targeted specialty areas. The Company will focus its research and development efforts on developing advanced information technology products and services for these specialty areas, and seeks to increase its customer base through products that address the special needs of these practice areas. Additionally, the Company will seek to expand the range of its targeted specialty practice areas through future acquisitions of companies that sell to other specialty practices.

 . Expand Through Strategic Acquisitions. The Company was organized through the combination of six companies in July 1997 and since that date has completed seven additional acquisitions. Through these combinations, the Company now has an installed customer base of over 24,000 health care providers who maintain practices in all 50 states. The Company will continue its efforts to expand this customer base primarily through strategic acquisitions, with a goal of acquiring companies that have a customer base in the Company's targeted practice areas, as well as companies that offer advanced technological solutions and talented executive, development and sales personnel.

 . Increase Revenues Through Sales to the Company's Existing Customer Base. The Company intends to increase its revenues primarily through sales to its existing customer base. Through the knowledge of the needs of its targeted specialty practice areas, the Company seeks to develop enhanced software capabilities and additional value-added products and services that seeks to make its customers more profitable. These value-added products and services include (i) software products that provide enhanced medical record creation, retrieval and review;
(ii) software products that record and retrieve physician notes and file entries; (iii) services and system that utilize EDI for claims processing, including software systems and information services that will provide immediate payment authorization, customer statements and direct payment; (iv) information services that provide health care practitioners with advanced data, and reports regarding, among other things, trends within their specialty practice area, treatment procedures, available pharmaceutical solutions and methods to reduce costs.

 . Transition Customers to Advanced Technologies. The Company utilizes the knowledge gained through its recent acquisitions to migrate many of its existing customers to newer or advanced technologies. Through its acquisition strategy, the Company's research and development group is capable of obtaining and integrating the most efficient and advanced information technology solutions within targeted specialty practice areas. Through this knowledge, the Company focuses its marketing and selling activities to upgrade and transition many of its existing customers to newer client/server and networking technologies and advanced information services.

 . Develop Enhanced Information Services Offerings. The Company intends to utilize its position as a leading provider in specialty practice areas to develop and disseminate a database of medical and practice management information statistics and reports that will be designed to increase productivity and efficiencies of targeted specialty practitioners and thereby enhance their potential profitability. The Company believes that this database will provide physicians and dentists with valuable information that can be used to track productivity or to negotiate with third-party payors.

 . Enhance the Company's Marketing Efforts. The Company attempts to increase sales by focusing on enhanced marketing efforts directed specifically at the Company's customer base. The Company seeks to design specific marketing initiatives that provide practitioners within the Company's targeted specialty practice groups with a greater volume of information and a heightened awareness of ways the practitioner may use the Company's products and services to reduce costs, increase revenues and enhance profitability. The marketing initiatives will include customer seminars, customer group meetings, on-line availability of information and printed product distribution initiatives.

PRODUCTS AND SERVICES

   GENERAL

     The Company offers its products and services through three divisional groups: the Vertical Systems Division; the Enterprise Systems Division; and the Information Systems Division.

     The Vertical Systems Division ("VSD") offers Microsoft based practice management software and related services to selected practices in specific healthcare specialties including anesthesiology, oral surgery, podiatry, and orthodontics. The Company believes it has a leadership position in each of the specialty markets that the VSD serves.

     The Enterprise Systems Division ("ESD") markets practice management software products for the IBM AS/400 platform, as well as related services, to MSOs, IPAs, PHOs and other MCOs. The Company believes it is the largest supplier of practice management software to independent private practices with AS/400 technology in the United States.

     The Information Systems Division ("ISD") is a newly formed division that has been created to offer electronic commerce services to the Company's VSD and ESD customers, such as patient statement processing, electronic claims forwarding, electronic eligibility and pre-certification, and electronic remittance advice. The Company believes that its customers do not have access to adequate practice management data such as clinical outcome analysis, practice performance benchmarks and measurements of quality of care. Through the Company's significant market share in its targeted specialties, the Company believes it has access to large volumes of clinical, financial and other provider information. The Company believes that it has a unique opportunity to provide an alternative data source for the comprehensive reporting and analysis of clinical outcome data, practice performance benchmarks and quality of care measurements. ISD has developed a data warehouse and Internet practice management product that it intends to use for the aggregation and delivery of this type of data to its existing and new customers. The Company intends to offer its data services only to its customers and believes that it is currently positioned to be the only supplier of this data exclusively for individual healthcare providers.

   PRACTICE MANAGEMENT SOFTWARE PRODUCTS

     The practice management software products offered by the Company provide doctors with comprehensive office management software designed to automate the administrative, financial, practice management and clinical requirements of an office based practice. The Company's systems support one to hundreds of users, allowing the Company to address the needs of both small and large practices. The Company's principal products operate on Microsoft WindowsNT or IBM AS/400 based platforms.

     The Company's products perform specific financial tasks such as creating patient statements, maintaining and storing patient demographic and insurance related information, processing insurance forms for payment, printing refund checks for forwarding to patients and assisting in the processing of patient and insurance collections. The Company's practice management products also generate financial reports that detail patient and insurance receivables, provide comprehensive practice performance data and deliver detailed analysis of patient clinical information. The Company's products assist administrative functions by
(i) integrating patient records into word processing programs; (ii) automating and managing the patient scheduling process; (iii) providing information reports that detail the source of patient additions from specific referral sources; (iv) managing the storage and retrieval of patient clinical records and history, in addition to patient treatment planning; and (v) linking hospitals to forward or extract data to or from the hospital's information system.

     In addition to its practice management software products, the Company has developed ancillary products that enhance both the profitability and productivity of the healthcare provider's office. These products include: voice activated medical records which translates dictation directly into the Company's software thereby permitting the creation of accurate patient clinical reports in seconds; digital record keeping technologies that allow a practice to store and merge radiographic and photographic images with correspondence and clinical medical records; scanning systems that use optical scanning technology to automate routine data entry tasks; interfaces with outside medical laboratories to automate independent lab test requisition and results reporting processes; and data mining tools that allow a practice access to the underlying data in its system to assist in analyzing practice profitability and clinical trends.

     The Company also has developed software and communications programs that work in conjunction with its practice management products to allow its customers to send and receive data electronically to insurance carriers. These systems automate such tasks as insurance claim submission for reimbursement, patient eligibility for covered services, pre-certification of certain procedures to ensure payment by the carrier and electronic claim remittance which automatically posts an explanation of benefits into the practice management system. Other software functions submit patient billing data electronically for the creation, printing and mailing of patient statements. Additionally, the system creates billing reports and delivers them to the practitioner for review.

CUSTOMER SUPPORT AND SERVICES

     In addition to its software products, the Company offers various services, including software maintenance and support, training and, to a limited extent, custom development services to its customers. The Company generally provides a limited warranty of 90 days or less with its software products. Thereafter, maintenance and support services are available for an additional charge. Maintenance and support services include telephone support, maintenance updates, new releases which operate on new operating systems and/or contain additional features and functions.

     The Company believes that product support is critical to the successful installation and on-going operation of its practice management systems, and it has dedicated substantial resources to customer support. As of March 15, 1998, the Company had 183 full-time employees engaged in customer support and EDI services. The Company offers several toll free support lines staffed by experienced personnel who answer general questions about the systems and solve operational difficulties. Technical and research development staff provide additional technical expertise to solve more complex issues and questions.

     As of March 15, 1998, the Company operated ten regional customer training, support and service facilities in: Atlanta, Georgia (two facilities); Charlotte, North Carolina; Lake Elmo and Rochester, Minnesota; Los Angeles, California; Miami, Florida; Saginaw, Michigan; Pittsburgh, Pennsylvania; and Ridgefield, Connecticut. Annual customer meetings are held at various times during the year, and newsletters are distributed to the Company's customers on a periodic basis.

PRODUCT DEVELOPMENT

     As of March 15, 1998, the Company engaged 60 employees who perform specialty product development services for the Company, and are responsible for designing, programming and developing new products, testing and implementing new technologies, designing and delivering the Company's specialty information services, and implementing all product quality and control initiatives. The Company's research and development efforts for the foreseeable future will principally involve the integration of the various technologies now owned by the Company as a result of the Company's recent acquisitions, and the development of integrated, advanced product offerings that will reduce the total number of software systems and hardware platforms used by the Company's customers. Through these efforts, the Company seeks to develop advanced software systems that will serve the special needs of the Company's targeted specialty practice groups. During 1997, the Company's research and development expenditures were $798,000, and the Company anticipates that research and development expenditures will increase as a percentage revenues in the foreseeable future.

SALES AND MARKETING

     The Company believes that its fundamental strength lies in its diverse base of installed customers. The Company believes that its existing customers will require additional products and services from the Company as a result of the impact of managed care on health care providers. Therefore, an important element of the Company's sales and marketing strategy is to direct a substantial portion of its sales and marketing efforts to cross-selling its existing customer base for the introduction of new software products, maintenance and support services and EDI services.

     The Company markets its products to its existing customers via a dedicated sales force who promote and sell system upgrades, maintenance services, peripherals, add-on software products and EDI services. In addition, the Company targets new customers through industry seminars, trade shows, direct telephone and mail campaigns and advertisements in various publications. As of March 15, 1998, the Company marketed its products through a direct sales force consisting of 34 sales representatives located in: Atlanta, Georgia; Lake Elmo, Minnesota; Los Angeles, California; Miami, Florida; and Saginaw, Michigan.

     To address the complex needs of larger potential customers, in 1997 the Company formed an executive sales group that is currently directed by the Company's Vice President of Sales. Senior divisional and corporate management also assist in sales and marketing initiatives to larger and more technically advanced potential customers.

CUSTOMERS

     As of March 15, 1998, the Company had installed practice management systems serving approximately 24,000 health care providers that maintain practices in all 50 states. The Company has customers engaged in all major medical and dental specialties and subspecialties but has its largest concentration of customers in podiatry, anesthesiology, orthopedics, orthodontics and oral surgery. No single customer accounted for more than 3.0% of revenue during fiscal 1996 or 1997.

COMPETITION

     The practice management systems industry is highly competitive. There are numerous competitors, both regional and national, that market in this fragmented industry. The Company believes that the primary competitive factors in this market are service, support and customer satisfaction combined with price, functionality, user friendliness, ongoing product enhancements and the reputation and stability of the seller. The Company believes that its principal competitive advantages are its commitment to providing the highest level of service and support, its offerings of feature-rich products customized to meet its customers' needs and size and its substantial installed customer base. The Company's principal competitors include other practice management system companies and local software resellers. In addition, the Company competes with certain national and regional companies which provide health care information systems and data processing which provide computerized billing, insurance processing and record management services to practices. Among the Company's principal competitors are IDX Systems Corporation, Medic Computer Systems, Inc. (a division of Misys, plc), Medical Manager Corporation, Physician Computer Network, Inc. and Quality Systems, Inc. Certain of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company, although the Company believes that none of its competitors dominates the overall practice management systems market. Additionally, as the markets for the Company's products and services develop, additional competitors may enter those markets and competition may intensify. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results-Competition."

PRODUCT PROTECTION

     The Company regards its software as proprietary. The Company relies principally on copyright law and trade secret protection to protect its proprietary software. The Company has not applied for any patents for its software and does not believe that patent laws will be a source of protection of the Company's products. The Company enters into written license agreements with its customers which limit the use and copying of its software. "Shrink wrap" licenses are used in connection with certain end users sales. The software usually is furnished in object code only, although source code licenses are granted in a limited number of situations. Employees and technical consultants of the Company are required to execute agreements providing for the confidentiality of information and the assignment to the Company of proprietary property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results-Dependence on Proprietary Software; Risk of Infringement."

GOVERNMENT REGULATION

     Many aspects of the health care industry presently are subject to extensive federal and state government regulation. Certain of these laws and regulations are applicable to the record keeping and reporting requirements of health care providers. The Company will continue to modify its products to assist health care providers to comply with all applicable laws.

     The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. It is unclear to what extent the Company's

Digital Record Keeping System, when marketed with the Company's practice management applications, would be deemed to be a medical device subject to FDA regulation. The FDA has issued a draft policy statement under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDC Act applicable to medical devices. Recently, the FDA has initiated agency rulemaking which may exempt certain medical image management devices from premarket notification procedures, but there can be no assurance that such an exemption actually will be adopted and, if so, that the rulemaking will apply to the Company's products.

     Enforcement action can consist of warning letters, refusal to approve or clear products, revocation of approvals or clearances previously granted, civil penalties, product seizures, injunctions, recalls, operating restrictions and criminal prosecutions. Any enforcement action by the FDA could have a material adverse effect on the Company's ability to market its Digital Record Keeping System.

     The Health Insurance Portability and Accountability Act of 1996, signed into law by the President on August 21, 1996 required that the Department of Health and Human Services ("HHS") study security provisions relating to electronic data transmission and make recommendations to Congress by August 21, 1997, regarding the development of standards to protect the privacy of individually identifiable health information. If Congress does not enact legislation by August 21, 1999, adopting standards for the privacy of health information, HHS must do so by regulation no later than February 21, 2000. The law also provides penalties for knowingly obtaining or disclosing individually identifiable health information. The Company cannot predict what impact, if any, such security provisions might have on its results of operations, financial condition, or business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results-Uncertainty in Health Care Industry; Government Regulation."

HUMAN RESOURCES

     As of March 15, 1998, the Company employed 390 persons, including 50 in marketing and sales, 183 in customer support and EDI services, 60 in product development and technical services and 97 in administration, finance and management. None of the Company's employees is subject to a collective bargaining arrangement.

IMPACT OF YEAR 2000

     The Company's management has evaluated the Year 2000 impact on the Company's internal financial and operational systems. The Company has undertaken remedial measures based upon this evaluation, including consolidation and modification of several of its software products in order to achieve Year 2000 compliance and purchasing new financial accounting systems software. The Company anticipates that the installation of its new information systems and changes to its remaining information systems in order to make them Year 2000 compliant will be completed by December 31, 1998. The Company currently does not expect that the year 2000 will cause operational problems or result in the Company incurring costs material to the Company's financial condition or results of operations. However, delays in implementing or updating these internal information systems or a failure to fully identify all year 2000 dependencies in the Company's internal information systems could have material adverse consequences, including an adverse impact on the Company's ability to communicate with or provide services to its customers and its ability to invoice its customers for its services. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In the event any such third party is unable to timely provide the Company with products, services or systems due to such third party's Year 2000 noncompliance, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to Year 2000 issues, including litigation, will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  PROPERTIES.


     The Company currently leases 13 facilities, having an aggregate of approximately 97,000 square feet and located in: Atlanta, Georgia (four facilities); Lake Elmo and Rochester, Minnesota; Los Angeles, California; Charlotte, North Carolina; Pittsburgh, Pennsylvania; Saginaw, Michigan; Miami, Florida; Ridgefield, Connecticut and Cincinnati, Ohio. Sales, product development and administrative functions are conducted at each facility. The leases have remaining terms ranging between one and five years. The Company believes that its facilities are adequate for its current needs, that suitable additional space will be available as required and that opportunities exist for the Company to consolidate operations in a manner that may reduce the Company's facilities requirements and rental costs.

ITEM 3.  LEGAL PROCEEDINGS.


     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. The Company is not currently a party to any legal proceeding for which an adverse outcome would be expected to have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The Common Stock of the Company is traded on the American Stock Exchange under the symbol "INC." The Common Stock commenced trading on the American Stock Exchange on July 10, 1997, in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $5.50 per share. The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated, as reported on the American Stock Exchange.




Fiscal Period                                                     HIGH     LOW
---------------------------------------------------------------  ------  --------

  Second Quarter (July 10, 1997 through July 31, 1997).........  $5-5/8  $  4-1/2
  Third Quarter (August 1, 1997 through October 31, 1997)......   7-5/8     3-15/16
  Fourth Quarter (November 1, 1997 through December 31, 1997)..   9-1/2     7-3/8

     On March 25, 1998, the last reported sale price for the Common Stock was $12-5/16 per share. As of March 25, 1998, there were approximately 600 stockholders of record of the Common Stock based on transfer agent reports.

    On February 9, 1998, the Company issued 850,000 shares of Convertible, Redeemable Preferred Stock, Series A (the "Preferred Stock") for $10.00 per share in a private placement. There is no public market for the 850,000 issued and outstanding shares of Company's Preferred Stock.


     The Company has never declared or paid any cash dividends on its Common Stock or its Preferred Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit facility generally prohibits the Company from making any dividends, distributions or other payments with respect to its capital stock. However, the credit agreement allows the Company to pay dividends on capital stock that may be issued to the provider of EDI services to the Company only under certain limited circumstances and provided that such dividend payment does not result in a default by the Company under the terms of the credit agreement.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS.


OVERVIEW


     InfoCure was founded in November 1996 to acquire certain healthcare practice management systems. On July 10, 1997, the Company completed the contemporaneous acquisition of (i) American MedCare Corporation ("AMC") (the parent of International Computer Solutions, Inc. ("ICS"), Health Care Division, Inc. ("HCD") and Millard-Wayne, Inc. ("Millard-Wayne"); (ii) DR Software, Inc.;
(iii) KComp Management Systems, Inc. ("KComp"); and (iv) Rovak, Inc. ("Rovak"). AMC owned ICS for all of the accounting periods presented herein. AMC acquired HCD effective December 3, 1996 and Millard-Wayne effective July 10, 1997. The foregoing companies are referred to herein as the "Founding Companies."

     In October and November 1997, InfoCure acquired all of the capital stock of SoftEasy, Inc. ("SoftEasy"), certain health care assets and assumed health care liabilities of Commercial Computers, Inc. ("CCI") and all of the assets, subject to the assumption of certain liabilities, of Professional On-Line Computers, Inc. ("POLCI"). For certain accounting purposes, the consummation of each of these acquisitions occurred effective as of October 1, 1997. Effective November 1, 1997, the Company acquired all the outstanding stock, subject to the assumption of certain liabilities, of PACE Financial Corporation ("PACE"). Effective December 1, 1997, the Company acquired the assets, and assumed certain liabilities of, the orthodontic business unit of HALIS Services, Inc. ("OPMS"). The acquisitions described in this paragraph are collectively referred to herein as the "Recent Acquisitions."

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

     The consolidated balance sheets as of January 31, 1997 are inclusive of AMC and its subsidiaries, ICS and HCD. The consolidated balance sheets as of December 31, 1997 are inclusive of all of the Founding Companies and Recent Acquisitions. The consolidated statements of operations for the year ended January 31, 1997 are inclusive of AMC and its subsidiary, ICS, and HCD from and after December 3, 1996. The consolidated statements of operations for the eleven months ended December 31, 1997 are inclusive of (i) AMC and its subsidiaries, ICS and HCD for the entire period presented; (ii) Millard-Wayne, Rovak, DR Software and KComp from and after July 10, 1997; (iii) SoftEasy, CCI and POLCI from and after October 1, 1997; (iv) PACE from and after November 1, 1997; and
(v) OPMS from and after December 1, 1997.

     The Company's revenue is derived primarily from the sale, installation, maintenance and support of practice management software systems to health care providers. Systems and software sales include revenues from system and hardware, training and other services provided during initial and upgrade installations. Maintenance, support and EDI sales include revenue from software and hardware maintenance contracts, training, telephone support, providing customers with updates and enhancements developed by the Company and EDI services. The Company's primary focus is on the sale of enhanced systems, add-on modules and EDI services to its current installed customer base.

     The Company recognizes revenues in accordance with the provision of AICPA Statement of Position No. 91-1 "Software Revenue Recognition." Revenues from software sales are recognized upon shipment where the Company has no material post-shipment customer obligations. Hardware sales are recognized upon shipment. Revenues from support and maintenance contracts are recognized ratably over the contract period, which typically is one full quarter or a full year. Revenues from other services are recognized as the services are provided. For fiscal years beginning after December 31, 1997, the Company will be required to recognize the revenues in accordance with AICPA Statement of Position No. 97-2, Software Revenue Recognition. The adoption of SOP 97-2 is not expected to have a significant impact on the Company's financial statements.

     Cost of hardware and other items purchased for resale includes the costs incurred to purchase hardware, forms, third-party software and other items for resale in connection with sales of new systems and software. The cost required to perform maintenance and support services generally is reported in selling, general and administrative expenses.

     Selling, general and administrative expenses include salaries, administrative expenses, product development expenses, product maintenance and support expenses, variable commissions and bonuses, advertisement and promotional marketing materials, travel, telephone charges, rents, insurance and other administrative expenses.

     Depreciation and amortization expenses are derived primarily from the amortization of the excess of the fair value of the consideration paid by the Company over the fair value of the net assets acquired from the Founding Companies and the Recent Acquisitions, defined as "goodwill." The Company had gross goodwill totaling $17.4 million as of December 31, 1997 reflecting all the Company's acquisitions, which is currently being amortized over its estimated useful life of 15 years. The pro forma effect of this amortization expense is estimated to be approximately $1.1 million per year, after giving effect to the restructuring charge described below. Amortization also includes the amortization cost of property, equipment and software. Property and equipment are assigned lives of three to five years. Software costs represent the intangible asset associated with enhancements and new modules for the Company's software products. Such costs are expensed until technological feasibility is achieved. Costs incurred after achievement of technological feasibility and before general release are capitalized and amortized over a four year life.

     Due to the Company's dramatic growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, these dollar increases in the various revenues and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. Even assuming that the Company continues an aggressive acquisition program, the Company's existing operations are now substantially larger, so new acquisitions are likely to have a declining percentage impact on the future results of the

Company's operations. By way of example, additional similar-size acquisitions will contribute an increasingly smaller percentage to the Company's overall revenues and expenses. Recent changes in the Company's senior management, overall organization, and business plans reflect the Company's understanding that the development of existing operations have become increasingly important to its future growth and profitability.


CHANGE IN FISCAL YEAR


     The Company historically has reported its financial statements on a fiscal year ending on January 31. The Company has elected to change the Company's fiscal year to a year ending on December 31. This Report on Form 10-KSB reports the Company's financial statements as of and for the transitional period of eleven months ended December 31, 1997 and the fiscal year ended January 31, 1997.


RESTRUCTURING CHARGE


     Effective December 1, 1997, the Company adopted a plan to restructure its operations by consolidating existing facilities and acquired operations. In connection with this plan, management also reevaluated the Company's investment in goodwill and capitalized software in light of the Company's proposed consolidation of product lines, current market conditions and the restructuring plan. Management determined that based on an analysis of projected undiscounted future cash flows, the Company is required to write-down approximately $7.8 million, representing approximately $6.3 million impairment of goodwill associated with prior acquisitions and $1.5 million of capitalized software for discontinued products. In connection with the restructuring plan, the Company also recorded costs and accrued liabilities of approximately $461,000 to close redundant facilities and cancel leases and other contracts, approximately $2.6 million to reflect the recognition of contingent consideration that is earned or deemed payable under the terms of certain acquisition agreements for acquired companies that are affected by the restructuring plan and approximately $296,000 for other asset write-downs and costs associated with the restructuring plan. The aggregate amount of the restructuring charge is $11.1 million and is recorded under the Company's operating expenses. The restructuring plan, which is anticipated to be completed by the second quarter of 1998, also included termination of certain redundant staff positions. Details of this element of the restructuring plan were finalized and communicated in the first quarter of 1998. Accordingly, compensation costs, including severance and other termination benefits, and other future costs, which are estimated at $1 million, will be recognized in the first quarter of 1998. For a more detailed discussion of this restructuring charge, see Note 4 to the Consolidated Financial Statements herein.


RESULTS OF OPERATIONS


   ELEVEN MONTHS ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1997


     Revenues. Total revenues for the eleven months ended December 31, 1997 were $15.8 million compared to total revenues of $2.5 million for the twelve months ended January 31, 1997. This increase primarily reflects additional revenues derived from the acquisition of the Founding Companies and the Recent Acquisitions. Revenues for periods prior to July 10, 1997 include only revenues of the Company's predecessor, AMC, and its consolidated subsidiaries. Systems and software revenues were $8.5 million for the eleven months ended December 31, 1997, or 54.2% of total revenues for that period, while maintenance and support revenues were $7.2 million, or 45.8% of total revenues for the period. The Company anticipates that maintenance and support revenues generally will increase as a percentage of total revenues in the long-term if the Company is able to expand and retain its installed customer base.

     Cost of Hardware and Other Items Purchased for Resale. Cost of hardware and other items purchased for resale increased to $4.1 million, or 26.0% of total revenues, for the eleven months ended December 31, 1997 compared to $474,000, or 19.0% of total revenues for the year ended January 31, 1997. The dollar volume increase in this cost primarily reflects the additional total cost resulting from the acquisition of the Founding Companies and the Recent Acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.2 million, or 58.4% of total revenues for the eleven months ended December 31, 1997, compared to $2.5 million, or 100.0% of total revenues for the year ended January 31, 1997. The increase in selling, general and administrative expenses reflects primarily the increases in expenditures for marketing, administrative personnel and other selling and administrative costs in support of the combined operations of the Founding Companies and the Recent Acquisitions. The Company intends to increase its sales and marketing expenditures in future periods in order to continue to promote the Company's product offerings. This increase also reflects increases in product development expense, which consists of personnel costs incurred to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry. As a consequence, the Company has increased, and intends to continue to increase, expenditures on product development primarily through the employment of additional development personnel and the acquisition of related computing systems, software and tools for those personnel.

     Depreciation and Amortization. Depreciation and amortization expenses were $946,000, or 6.0% of total revenues for the eleven months ended December 31, 1997 compared to $111,000, or 4.4% of total revenues for the year ended January 31, 1997. Increased depreciation and amortization expense represents primarily the significant increase in goodwill resulting from the acquisition of the Founding Companies and the Recent Acquisitions.

     Asset Impairment and Restructuring Cost. The Company incurred a cost of $11.1 million associated with the restructuring plan discussed above.

     Loss from Operations. Loss from operations was $9.6 million, or 61.0% of revenues, for the eleven months ended December 31, 1997 as compared to the loss from operations of $560,000, or 22.0% of revenues, for the year ended January 31, 1997. The loss from operations results primarily from the costs associated with the restructuring plan.

     Interest Expense. Interest expense increased to $276,000 for the eleven months ended December 31, 1997, compared to $83,000 for the year ended January 31, 1997. Interest expense generally relates to the indebtedness incurred to complete the Company's acquisitions.

     Income Tax Benefit. The Company realized an income tax benefit in the amount of $1.2 million and $0.9 million for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1997, the Company had total cash and cash equivalents of $1.4 million and a working capital deficit of $3.2 million. During the eleven months ended December 31, 1997, the Company used $1.5 million of cash in operating activities, representing principally increases in accounts receivable and reductions in accounts payable and accrued expenses and depreciation, amortization expenses and restructuring costs of $11.1 million. During this period, cash used in investing activities was $8.8 million, representing primarily cash used for acquisitions of $8.5 million and deferred acquisition costs of $0.4 million. During the eleven months ended December 31, 1997, the Company generated cash from financing activities of $11.5 million, including $6.0 million net proceeds from the Company's initial public offering and $5.4 million net proceeds from long-term debt.

     In November 1997, the Company obtained a secured credit facility, with an aggregate availability of $10.0 million, from FINOVA Capital to be used primarily for acquisitions and working capital. This facility has a five-year term and bears interest at an annual rate of prime plus 1.25% to 2.00% depending on the Company achieving certain debt service ratios. At December 31, 1997 the rate was 10.5% per annum. As of December 31,1997, the outstanding and otherwise committed balance under this facility was $7.2 million. In February 1998, FINOVA Capital increased the Company's secured credit facility to $30.0 million with other material terms remaining unchanged. As of March 27, 1998, the outstanding and otherwise committed balance under this facility was $28.6 million.

     The Company believes that its operating cash flow, combined with availability of funds under its credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998, but will not be sufficient to permit the Company to consummate all of the acquisitions currently under negotiation or preliminary discussion. The Company's ability to consummate future acquisitions will be determined by the Company's ability to obtain additional sources of capital. Consequently, the Company will seek additional sources of financing which may include borrowings and the sale of equity and/or debt securities. The sale of equity securities, including securities convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available to the Company on terms acceptable to the Company, or at all.

RECENT EVENTS

     On February 9, 1998, the Company completed the private placement of 850,000 shares of its Convertible Redeemable Preferred Stock, Series A, resulting in gross proceeds to the Company of $8.5 million and net proceeds of approximately $7.8 million after payment of selling commissions to the placement agent for the offering and other expenses of the offering. As additional compensation, the Company granted to the placement agent a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $9.00 per share.

     On February 24, 1998, the Company acquired the assets, subject to the assumption of certain liabilities of Micro-Software Designs, Inc. ("MSD"), pursuant to the terms of an asset purchase agreement dated as of February 19, 1998. The aggregate consideration consisted of $12.5 million in cash, $2.7 million in shares of the Company's common stock and the assumption of liabilities totalling $723,000. An additional cash payment of up to $4.4 million will be paid on the achievement by the former MSD operations of net income targets during the 24-month period commencing January 1, 1998.

     On March 2, 1998, the Company acquired all of the outstanding capital stock of Medical Software Integrators, Inc. ("MSI") pursuant to the terms of a stock purchase agreement dated as of February 26, 1998. The aggregate consideration consisted of $5.8 million in cash and $1.4 million in shares of the Company's common stock. An additional contingent payment of up to $2.2 million will be paid upon the achievement by the former MSI operations of net income targets during the 24-month period commencing January 1, 1998. This additional contingent payment will be made in shares of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENTS


     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for the Company's fiscal year ending December 15, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not expect that SFAS No. 130 will require significant revisions of prior disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company will evaluate the need for such disclosures at that time.

     The American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition." SOP 97-2 supersedes SOP 91-1 and is effective for the Company for transactions entered into after December 31, 1997. The Company will adopt SOP 97-2 in the first quarter of 1998. The adoption of the standards is not expected to have a significant impact on the Company's consolidated financial statements.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

LIMITED COMBINED OPERATING HISTORY


     The current business of InfoCure was effectively created on July 10, 1997 through the combination of the Founding Companies and has conducted operations for only a limited period of time. The Founding Companies and the Subsequent Acquisitions were previously operated as separate independent entities, and there can be no assurance that the Company will be able to successfully integrate the operations of these businesses or institute the necessary company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. The Company had unaudited pro forma combined net income (loss) including restructuring costs of $(7.4) million and $1.4 million for the years ended December 31, 1997 and January 31, 1997, respectively. The pro forma combined financial results of the Company cover periods prior to the Combination and the Subsequent Acquisitions and include estimates and certain adjustments to operating expenses considered by management to be appropriate. These net adjustments total $(1.9) million and $(1.7) million for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively. Such pro forma combined financial results may not be indicative of the Company's future financial condition or operating results. The inability of the Company to successfully integrate its acquisitions and reduce operating expenses at levels reflected in the unaudited pro forma combined financial statements could have a material adverse effect on the Company's business, results of operations and financial condition and could negatively impact the Company's ability to acquire other companies or otherwise execute its business strategy.


RISKS ASSOCIATED WITH ACQUISITION STRATEGY


     As part of its strategy to increase its installed customer base, the Company intends to acquire additional companies that provide health care practice management systems and complementary products and technologies. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or profitably integrate and manage additional companies or complementary products or technologies, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel of the acquired companies, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company.

RISKS RELATED TO COMPLETED AND PROPOSED ACQUISITIONS


     The companies acquired by InfoCure to date generally have similar operations, including the development, marketing and servicing of practice management software systems for health care providers. Integration of the management and operations (including product development, installation of information and software systems, client services, marketing plans and activities, employee hiring and training, and expansion strategy) of such companies is a time consuming process, and there can be no assurance that the process will result in the achievement of any of the anticipated synergies and other benefits expected to be realized including those indicated in the Company's pro forma combined statements of operations. The inability of management to successfully integrate the acquired operations of the Founding Companies, Subsequent Acquisitions and future acquisitions could have a material adverse effect on the business and operating results of the Company.

     The Company expects to incur costs covering the costs associated with the acquisitions, the costs of restructuring the operations of companies acquired, and for other related costs principally in the quarter in which such acquisitions were consummated. In general, such costs are expected to include:
(i) the direct costs of acquisitions, including fees to financial advisors, legal counsel and independent auditors; (ii) the costs of integrating the operations of the companies acquired; (iii) the elimination of overlapping operations and products (including research and development in process) and (iv) other related items. Subsequent acquisitions can result in decisions by the Company to terminate the use of software products or personnel acquired or obtained as a result of prior acquisitions, as well as the loss of potential customers resulting in substantial charges for discontinued products, impairment of goodwill, and employee terminations and termination of leases and other contracts. In December 1997, the Company incurred a restructuring charge of $11.1 million, related to prior acquisitions. No assurance can be given that the Company will not incur similar future charges. Moreover, additional unanticipated expenses may be incurred in connection with the integration of the business of the Company and its acquisitions.


NEED FOR FUTURE ACQUISITION FINANCING


     The Company currently intends to finance future acquisitions through existing cash reserves, the unused portion of the Company's credit facility with FINOVA Capital and future cash flows. In addition, the Company may issue shares of its Common Stock for all or a substantial portion of the consideration to be paid. In order to provide additional sources of cash, the Company will be required to obtain additional capital. The Company currently anticipates that it will seek additional capital through a combination of the issuance of debt or equity securities and new or expanded bank credit facilities. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, or that capital will be available on terms acceptable to the Company, or at all.


DIFFICULTIES IN MANAGING GROWTH


     The expected continued growth of the Company will place a significant strain on the Company's management and operations. Certain of the Company's key personnel have recently joined the Company, and none of the Company's officers has had significant experience in managing a large, public health care information services company. The Company's future growth will depend in part of the ability of its officers and other key employees to implement and expand financial control systems and to expand, train and manage its employee base and provide support to an expanded customer base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

     The success of the Company is dependent to a significant degree on its ability to attract, motivate and retain highly skilled sales, marketing and technical personnel, including software programmers and system architects skilled in product development and advanced computer languages. The Company believes that there is a shortage of, and significant competition for, personnel with the advanced technological executive or marketing skills necessary to perform the services required by the Company. The Company expects that the competition for such personnel will intensify, particularly for technical personnel, as the software industry confronts the anticipated increase in demand for systems and/or software upgrades resulting from the Year 2000 problem. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has been successful to date in attracting and retaining skilled personnel, an inability to hire such additional qualified personnel could impair the Company's ability to achieve its growth strategy. Further, due to recent acquisitions, the Company must train and manage an evolving employee base, requiring an increase in the level of responsibility for both existing and new management personnel. There can be no assurance that the Company will be able to assimilate new employees successfully. Accordingly, there can be no assurance that the Company will be successful in retaining current employees or hiring new employees.

SALES CYCLES AND RECOGNITION OF REVENUE


     The revenues and operating results of the Company have in the past varied, and may in the future vary, significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle may vary depending upon factors such as the size of the health care organization, the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customers' resources and complexity of the needs of the customers' organization. The Company's initial contact with a potential customer depends in significant part on the customers' decision to replace, expand or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for health care organizations. Often, the size of the health care organization bears a direct relation to the length of the organization's decision-making process, with larger organization taking longer to reach a purchasing decision. Accordingly, sales cycles for the Company's systems vary widely. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating the contract. Because a significant percentage of each of the Company's expenses are (and the Company's expenses are expected to be) relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. Any significant or ongoing failure by the Company to effectively manage the sales process to achieve sufficient levels of system sales to maintain an adequate backlog could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.


QUARTERLY FLUCTUATIONS IN OPERATING RESULTS


     The Company's operating results may vary significantly from quarter to quarter. Factors such as changes in customer purchasing patterns, competition, the timing of the recognition of licensing revenues, the timing of, and costs related to, any new product introductions, the length of sales cycles, time required to install the Company's products, levels of advertising and promotional expenditures, seasonality and charges associated with completed acquisitions or other events could contribute to variability of quarterly results of operations. The Company operates without any backlog of product orders and a majority of the revenues realized in a quarter result from orders received or services rendered in that quarter. The Company's operating results for any particular quarter are not necessarily indicative of any future results. The uncertainties associated with the introduction of any new products and with general market trends may limit management's ability to forecast the Company's short-term results of operations accurately. Additionally, a high percentage of the Company's expenses are relatively fixed, including costs of personnel, and are not susceptible to rapid reduction.


DEPENDENCE ON PROPRIETARY SOFTWARE; RISK OF INFRINGEMENT


     The Company's success is dependent to a significant extent on its ability to protect the proprietary and confidential aspects of its software technology. The Company relies on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect its proprietary rights in its products. The Company's software technology is not patented and existing copyright laws offer only limited practical protection. There can be no assurance that the legal protections afforded to the Company or the steps taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of competitive products or services. The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the company in the future or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement with the party asserting such a claim. As competing health care information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may require significant management resources and otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT


     The market for the Company's products and services is characterized by technological advances and rapid changes in customer demands, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements of existing products. The Company's future success will depend in part upon its ability to (i) enhance its current products, (ii) respond effectively to market requirements and technological changes, (iii) sell additional products, including products incorporating more advanced technologies, to its existing customer base and (iv) introduce new products and technologies that address the increasingly sophisticated needs of its customers and the health care industry. The Company currently devotes significant resources to the development of enhancements to its existing products and the migration of its installed customer base to improve software platforms. There can be no assurance that the Company will successfully complete the development of new products or the migration of existing products to new platforms or that the Company's current or future products will satisfy the needs of the market for practice management systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.


YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields must accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, over the next two years, computer systems and/or software used by many companies must be upgraded to be Year 2000 compliant. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software as a result of Year 2000 non-compliance. The Company believes that the latest versions of its products are Year 2000 compliant. The Company is in the process of determining the extent to which its earlier software products and new products recently acquired by the Company as implemented in the Company's installed customer base are Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customer. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed customer base will result in a material adverse impact on the Company. However, the Company's investigation has been conducted through sampling of its older products and new products recently acquired by the Company and no assurance can be given that such products are Year 2000 compliant, or can be made to be Year 2000 compliant. Consequently, no assurance can be given that the Company will not be exposed to potential claims as a result of Year 2000 non-compliance.

COMPETITION


     The market for practice management systems, such as those marketed by the Company, is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services they offer. The Company's principal competitors are providers of health care information systems such as Medic Computer Systems, Inc. (a division of Misys, plc), IDX Systems Corporation, Physician Computer Network, Inc., Medical Manager Corporation, Quality Systems, Inc., Reynolds and Reynolds, Inc. (Health Care Division) and National Data Corporation (Dental Division). Many of the Company's competitors have greater financial, research and development, technical, marketing and sales resources than the Company, including the competitors named herein. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, third-party administrators, insurers and others, may enter certain markets in which the Company competes. There can be no assurance that future competition and industry pressures for cost reduction and containment will not have a material adverse effect on the Company's business, results of operations and financial condition.


PRODUCT RELATED CLAIMS; PRODUCT ACCEPTANCE CONCERNS


     Certain of the Company's products provide applications that relate to financial records, patient medical records and treatment plans. Any failure of the Company's products to provide accurate, confidential and timely information could result in product liability or breach of contract litigation against the Company by its clients, their patients or others. In addition, because the

Company's products facilitate electronic claims submissions, any resulting loss of financial data could result in claims against the Company. The Company currently does not maintain product liability insurance but intends to obtain insurance to protect against claims associated with the use of its products; however, there can be no assurance that such insurance coverage will be available or, if available, at a reasonable cost or will adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. Additionally, such failures or errors and any resulting claim may result in the loss of, or delay in, market acceptance of the Company's products.


CONSOLIDATION OF HEALTH CARE INDUSTRY


     Many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, these enterprises have greater bargaining power, which may lead to price erosion of the Company's products. The Company's inability to maintain prices for its systems and services at current levels could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that once a health care provider has chosen a particular health care information system vendor, such provider will continue to rely on that vendor for its future information system requirements. The Company's inability to make initial sales of its information systems to health care providers that are replacing or substantially modifying their health care information systems could have a material adverse effect on the Company's business, results of operations and financial condition.


UNCERTAINTY IN HEALTH CARE INDUSTRY; GOVERNMENT REGULATION


     The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. Governmental organizations account for a substantial portion of revenues paid to health care providers in the United States and impose significant regulatory burdens. From time to time, certain proposals to reform the health care system have been considered by Congress and further proposals may be considered in the future. These reforms may increase government involvement in health care, lower reimbursement rates and otherwise adversely affect the operating environment for the Company's clients. Health care organizations may react to these reforms by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such health care reforms might have on its business, results of operations and financial condition.

     The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. It is unclear to what extent the Company's Digital Record Keeping System, when marketed with the Company's practice management applications, would be deemed to be a medical device subject to FDA regulation. The FDA has issued a draft policy statement under which manufacturers of medical image storage devices and related software are required to submit to the FDA pre-market notification applications and otherwise comply with the requirements of the FDC Act applicable to medical devices. Recently, the FDA has initiated agency rulemaking which may exempt certain medical image management devices from pre-market notification procedures, but there can be no assurance that such an exemption actually will be adopted and, if so, that the rulemaking will apply to the Company's product.

     Enforcement action may consist of warning letters, refusal to approve or clear products, revocation of approvals or clearances previously granted, civil penalties, product seizures, injunctions, recalls, operating restrictions and criminal prosecutions. Any enforcement action by the FDA could have a material adverse effect on the Company's ability to market its Digital Record Keeping System.

     The Health Insurance Portability and Accounting Act of 1996, signed into law by the President on August 21, 1996 requires that the Department of Health and Human Services ("HHS") study security provisions relating to electronic data transmission and make recommendations to Congress by August 21, 1997, regarding the development of standards to protect the privacy of individually identifiable health information. If Congress does not enact legislation by August 21, 1999, adopting standards for the privacy of health information, HHS must do so by regulation no later than February 21, 2000. The law also provides penalties for knowingly obtaining or disclosing individually identifiable health information. The Company cannot predict what impact, if any, such security provisions might have on its business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has been highly volatile at relatively low trading volumes since the Company's initial public offering and has been and will continue to be subject to significant fluctuations in response to quarterly variations in operating results, announcements following the acquisitions of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for the Company as a whole or for geographic areas or business units, and other events or factors. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company expects to do business or relating to the Company, have resulted, and could in the future result, in an immediate adverse effect on the market price of the Common Stock. Statements by financial or industry analysts regarding the impact on the Company's net income per share resulting from the acquisitions and the extent to which such analysts expect potential business synergies to impact reported results in future periods can be expected to contribute to volatility in the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many health care information systems companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

SEASONALITY

     The revenues of the Company have historically followed seasonal patterns. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that the Company's results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will continue and will not have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS:

                                                                PAGE:
                                                                ----
     Report of Independent Certified Public Accountants........  20

     Consolidated Balance Sheets as of December 31, 1997
     and January 31, 1997......................................  21

     Consolidated Statements of Operations for the eleven
     months ended December 31, 1997 and the year ended
     January 31, 1997..........................................  22

     Consolidated Statements of Stockholders' Equity for
     the eleven months ended December 31, 1997 and
     the year ended January 31, 1997...........................  23

     Consolidated Statements of Cash Flows for the eleven
     months ended December 31, 1997 and the year ended
     January 31, 1997..........................................  24

     Notes to Consolidated Financial Statements................  25



Report of Independent Certified Public Accountants


Board of Directors of
 InfoCure Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of InfoCure Corporation and its subsidiaries (See Note 1) as of December 31, 1997 and January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the eleven months ended December 31, 1997 and the year ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfoCure Corporation and its subsidiaries at December 31, 1997 and January 31, 1997, and the consolidated results of their operations and their cash flows for the eleven months ended December 31, 1997 and the year ended January 31, 1997 in conformity with generally accepted accounting principles.



                                         BDO Seidman, LLP


Atlanta,Georgia
March 18, 1998

                             INFOCURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,          January 31,
                                                                                       1997                 1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS (Note 8)

CURRENT
 Cash and cash equivalents                                                            $  1,406,193          $   198,735
 Accounts receivable - trade, net of allowance of
  $51,000 and $35,000                                                                    4,935,768              318,405
 Other receivables                                                                         233,082                    -
 Inventory                                                                                 437,371                    -
 Deferred tax assets (Note 12)                                                             556,000                    -
 Prepaid expenses and other current assets                                                 511,110               62,364
-----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                     8,079,524              579,504

PROPERTY AND EQUIPMENT, net of accumulated depreciation (Note 5)                         1,327,796               94,157
GOODWILL, net of accumulated amortization of $404,888 and $53,508 (Notes 3 and 4)       17,013,526            2,015,309
CAPITALIZED ACQUISITION COSTS AND OTHER INTANGIBLE ASSETS (Note 6)                       1,027,249              622,260
DEFERRED TAX ASSET (Note 12)                                                              1,906,000              871,000
OTHER ASSETS                                                                               196,993                    -
-----------------------------------------------------------------------------------------------------------------------

                                                                                      $ 29,551,088          $ 4,182,230
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                     $  1,693,624          $   483,730
 Accrued restructuring costs (Note 4)                                                    3,172,066                    -
 Accrued expenses (Note 7)                                                               1,084,070              358,671
 Deferred revenue and customer deposits                                                  3,388,284              814,383
 Current portion of long-term debt (Note 8)                                              2,001,393               49,529
-----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               11,339,437            1,706,313

LONG-TERM DEBT, less current portion (Note 8)                                            6,960,200              792,752

OTHER LIABILITIES (Note 9)                                                               6,518,968            1,511,533
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       24,818,605            4,010,598
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
 Common stock                                                                                5,761               54,965
 Stock purchase warrant                                                                          -               80,000
 Additional paid-in capital                                                             16,662,910            3,452,453
 Deficit                                                                               (11,820,284)          (3,250,786)
 Treasury stock and accrued stock repurchase, at cost                                     (115,904)            (165,000)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               4,732,483              171,632
----------------------------------------------------------------------------------------------------------------------

                                                                                       $29,551,088           $4,182,230
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        ELEVEN MONTHS            Year
                                                                            ENDED                Ended
                                                                        DECEMBER 31,          January 31,
                                                                   -----------------------------------------
                                                                            1997                 1997
------------------------------------------------------------------------------------------------------------

Revenue
 Systems and software sales                                                $  8,540,032           $1,075,679
 Maintenance, support and other                                               7,215,040            1,418,884
------------------------------------------------------------------------------------------------------------

Total revenue                                                                15,755,072            2,494,563
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 Cost of hardware and other items purchased for resale                        4,074,504              474,201
 Selling, general and administrative expenses                                 9,198,405            2,469,249
 Depreciation and amortization                                                  946,087              110,635
 Asset impairment and restructuring costs (Note 4)                           11,136,027                    -
------------------------------------------------------------------------------------------------------------

Total operating expenses                                                     25,355,023            3,054,085
------------------------------------------------------------------------------------------------------------

Loss from operations                                                         (9,599,951)            (559,522)

OTHER INCOME (EXPENSE)
 Interest expense                                                              (275,822)             (82,900)
 Other income, net                                                               69,216                5,516
------------------------------------------------------------------------------------------------------------

LOSS BEFORE TAXES                                                            (9,806,557)            (636,906)

INCOME TAX (BENEFIT) (NOTE 12)                                               (1,237,059)            (891,000)
============================================================================================================

NET INCOME (LOSS)                                                           $(8,569,498)          $  254,094
============================================================================================================

BASIC LOSS PER SHARE                                                        $     (1.96)
=======================================================================================

DILUTED LOSS PER SHARE                                                            (1.96)
=======================================================================================

                    See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY




                                      Number of
                                        Shares                 Value
                              -----------------------   ---------------------   Accrued      Stock      Additional
                                 Common    Treasury     Common     Treasury      Stock      Purchase     Paid-in
                                 Stock      Stock        Stock       Stock     Repurchase    Warrant      Capital       Deficit
==================================================================================================================================
BALANCE,
 at January 31, 1996           41,577,788   (228,489)  $ 41,578    $(100,000)  $            $ 500,000   $ 1,445,247   $(3,504,880)

 Issuance of common stock      13,387,440          -     13,387            -            -           -     1,417,206             -
 Cancellation of warrant                -          -          -            -            -    (500,000)      450,000             -
 Issuance of warrant                    -          -          -            -            -      80,000             -             -
 Issuance of stock options              -          -          -            -            -           -        30,000             -
 Capital contribution                   -          -          -            -            -           -       110,000             -
 Pending repurchase of
  common stock                          -          -          -            -      (65,000)          -             -             -

Net income                              -          -          -            -            -           -             -       254,094
---------------------------------------------------------------------------------------------------------------------------------

BALANCE,
 at January 31, 1997           54,965,228   (228,489)    54,965     (100,000)     (65,000)     80,000     3,452,453    (3,250,786)

 Issuance of common stock         800,000          -        800            -            -           -       279,200             -
 Stock repurchase                (114,933)         -       (115)           -       65,000           -       (64,885)            -
 Conversion of common stock
  upon formation of Company
   (Note 1)                   (52,661,993)   228,489    (52,662)     100,000            -           -       (49,509)            -

 Issuance of common stock,
  net of related expenses in
  conjunction with :
  Initial public offering       1,400,000          -      1,400            -            -           -     5,727,064             -
  Acquisition of Founding
   Companies                      907,585          -        908            -            -           -     4,990,811             -

  Payment of debt and other
   obligations                    276,716          -        277            -            -           -     1,521,662             -

  Exercise of warrants            111,296          -        111            -            -     (80,000)      201,159             -
  Recent Acquisitions              76,748          -         77            -            -           -       577,315
 Issuance of stock options and
  a warrant                             -          -          -            -            -           -        27,640             -

 Purchase of treasury stock             -    (21,073)         -     (115,904)           -           -             -             -
Net loss                                -          -          -            -            -           -             -    (8,569,498)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE,
 at December 31, 1997           5,760,647    (21,073)  $  5,761    $(115,904)  $        -   $       -   $16,662,910  $(11,820,284)
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   ELEVEN MONTHS
                                                                       ENDED         Year Ended
                                                                    DECEMBER 31,     January 31,
                                                                       1997             1997
==================================================================================================
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
 Net income (loss)                                                $(8,569,498)     $  254,094
 Adjustments to reconcile net loss to
  cash used for operating activities:
  Asset impairment and restructuring costs                         11,136,027               -
  Depreciation and amortization                                       946,087         110,635
  Allowance for doubtful accounts                                      16,000         (55,086)
  Compensatory stock options                                           27,500          30,000
  Option cancellation expense                                               -         110,000
  Deferred tax benefit                                             (1,237,059)       (891,000)
  Changes in current assets and liabilities-net of
   effects of acquisitions:
     Accounts receivable                                           (1,414,850)         47,975
     Inventory, prepaid expenses and other current assets            (396,262)        (43,526)
     Accounts payable and accrued expenses                         (1,889,773)       (312,703)
     Deferred revenue                                                (116,150)        (99,165)
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (1,497,978)       (848,776)
--------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
 Net cash paid for acquisition of Founding Companies               (3,745,113)       (150,000)
 Net cash paid for acquisition of Recent Acquisitions              (4,795,408)              -
 Property and equipment expenditures                                 (146,404)        (16,941)
 Cash paid for capitalized acquisition costs
  and other intangible assets                                        (401,950)       (229,141)
 Proceeds from collection of notes and other receivables              375,201               -
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (8,713,674)       (396,082)
--------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Proceeds from issuance of common stock                             6,008,464       1,320,402
 Proceeds from exercise of a warrant                                  121,270               -
 Net borrowings under acquisition credit facility                   7,188,095               -
 Principal payments on long-term debt                              (1,782,815)        (76,507)
 Repurchase of common stock warrant                                         -         (50,000)
 Purchase of treasury stock                                          (115,904)              -
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          11,419,110       1,193,895
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,207,458         (50,963)

CASH AND CASH EQUIVALENTS, beginning of year                          198,735         249,698
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                            $ 1,406,193       $ 198,735
==================================================================================================

                    See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

InfoCure Corporation ("InfoCure") was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure closed an initial public offering of its common stock (the "Offering") and simultaneously acquired the following six operating companies: (i) International Computer Solutions, Inc. ("ICS"), (ii) Health Care Division, Inc. ("HCD"), (iii) Millard-Wayne, Inc. ("Millard-Wayne"), (iv) KComp Management Systems, Inc. ("KComp"), (v) DR Software, Inc. ("DR Software") and (vi) Rovak, Inc. ("Rovak") (collectively the "Founding Companies"). American Medcare Corporation ("AMC"), a holding company and parent of ICS, HCD, and Millard-Wayne, originally incorporated on January 11, 1983, was merged with and into InfoCure at the time the Offering became effective and is considered a predecessor company to InfoCure and the accounting acquiror of all the Companies. All outstanding shares of AMC were converted into approximately 3.0 million shares of InfoCure Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid for the Founding Businesses was approximately $3.7 million in cash and 907,000 shares of Common Stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

Subsequent to the consummation of the Offering and the acquisition of the Founding Companies, InfoCure acquired (the "Recent Acquisitions") substantially all the assets or all the outstanding equity securities of the following companies: (i) Professional On-Line Computer, Inc. ("POLCI"); (ii) Commercial Computers, Inc. ("CCI"); (iii) SoftEasy Software, Inc. ("SoftEasy"); (iv) Pace Financial Corporation ("PACE"); and (v) the orthodontic business unit of HALIS Services, Inc. ("OPMS"). POLCI, CCI and SoftEasy were acquired with effect from October 1, 1997, PACE was acquired with effect from November 1, 1997 and OPMS was acquired with effect from December 1, 1997. Aggregate consideration for these acquisitions was approximately 77,000 shares of Common Stock and $11.7 million cash and debt, for an aggregate value of $12.4 million. All the acquisitions, the Founding Businesses as well as the Recent Acquisitions, have been accounted for using the purchase method of accounting.

InfoCure, the Founding Companies and the Recent Acquisitions are referred to collectively as the Company. The Company changed its fiscal reporting period to December 31 effective February 1, 1997.

The accompanying financial statements have been presented on a consolidated basis for the eleven months ended December 31, 1997 including InfoCure, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include AMC (InfoCure's predecessor) and its subsidiaries ICS and HCD for the period from February 1, 1997; the Founding Businesses for the period from July 11, 1997 and the Subsequent Acquisitions from their respective dates of acquisition.

For the year ended January 31, 1997, the accompanying financial statements present the consolidated financial position, results of operations and cash flows of AMC and its wholly owned subsidiaries ICS and, with effect from December 3, 1996, HCD, which was acquired as of that date.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from software licenses is recognized upon sale and shipment. Revenue from the sale of systems is recognized when the system has been installed and when the related client training has been completed. Amounts billed in advance of installation and pending completion of remaining significant obligations are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as they are provided.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity dates of three months or less from the date of purchase to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

The Company's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values as of December 31, 1997 and January 31, 1997.

INVENTORIES

Inventory consists primarily of peripheral computer equipment and computer forms and supplies. Inventory is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the related assets using both straight line and accelerated methods for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

CAPITALIZED SOFTWARE COSTS

Software development costs are expensed as incurred prior to establishing the technological feasibility of a product. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months).

GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business acquisitions accounted for under the purchase method. All goodwill is amortized on a straight line basis over an estimated useful life of 15 years. Capitalized acquisition costs include fees and other expenses incurred in connection with the Company's acquisition program. As acquisitions are completed, such costs are included in the Company's total investment to be allocated appropriately. Other intangible assets consist primarily of deferred loan costs which are being amortized over the life of the respective loans at rates which approximate the interest method.

ASSET IMPAIRMENT

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. A write-down of assets due to impairment was required for the eleven months ended December 31, 1997 in the amount of approximately $7.8 million (Note 4).

INCOME TAXES

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

RESTRUCTURING COSTS

The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees, in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per share for the eleven months ended December 31, 1997 is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. Earnings per share for the year ended January 31, 1997 has not been presented as it is not considered meaningful due to the acquisitions of the Founding Businesses and the Company's initial public offering in conjunction with the formation of the Company during the period ended December 31, 1997. Weighted average number of shares outstanding used in computing EPS for the eleven months then ended were 4,383,087. Diluted EPS have not been presented because the impact of the assumed exercise of the Company's stock options and warrants would have been anti-dilutive. The assumed exercise of the Company's options and warrants may have a dilutive effect in the future.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

FAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

SOP 97-2, Software Revenue Recognition, is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The Company estimates that the revenue recognition criteria stated in the pronouncement will have no material impact on the financial statements.

3.  BUSINESS COMBINATIONS

In December 1996, AMC, the predecessor to the Company, acquired certain assets and assumed certain liabilities of HCD (formerly a division of InfoSystems of North Carolina, Inc. ("ISI")). Aggregate consideration was $1.7 million comprised of $150,000 cash and a $1.55 million note payable to ISI.

As described in Note 1, the Company, in conjunction with the July 10, 1997 closing of its initial public offering, acquired the six Founding Companies. The Recent Acquisitions, also described in Note 1, included POLCI, CCI and SoftEasy, acquired with effect from October 1, 1997; PACE, acquired with effect from November 1, 1997; and OPMS, acquired with effect from December 1, 1997.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All of the companies acquired have long-term marketing rights to and/or ownership of licensed software in various segments of the healthcare industry. All of the acquisitions of the Company and its predecessor have been accounted for under the purchase method of accounting and the acquired companies' results of operations from the respective acquisition dates are included in the accompanying consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred as of February 1, 1996. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of February 1, 1996, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                                  ELEVEN MONTHS
                                                                      ENDED           Year Ended
                                                                   DECEMBER 31,       January 31,
                 Pro Forma Amounts                                     1997             1997
               ------------------------------------------------------------------------------------
                                                                  (000'S OF DOLLARS, EXCEPT SHARE
                                                                               DATA)
                                                                            (UNAUDITED)
                 Revenues                                             $32,442            $35,871
                 Net income (loss)                                     (7,350)             1,447
                 Earnings (loss) per share                              (1.28)

The pro forma amounts for net income and earnings per share for the eleven months ended December 31, 1997 include the impact of asset impairment and restructuring charges as described in Note 4. Pro forma earnings per share for the year ended January 31, 1997 are not considered meaningful and have not been presented.

The following tables summarize the fair valued of the assets acquired, liabilities assumed and consideration given in connection with the foregoing acquisitions:

                                                                      ELEVEN MONTHS
                                                                          ENDED          Year Ended
                                                                       DECEMBER 31,      January 31,
                                                                           1997             1997
               -------------------------------------------------------------------------------------
                 Accounts receivable                                   $ 3,218,513        $  154,358
                 Property and equipment                                  1,216,574            60,000
                 Goodwill                                               21,644,540         1,926,717
                 Capitalized software                                    1,717,956                 -
                 Other assets                                            1,321,316             8,902
                 Deferred revenue                                       (2,690,051)         (432,324)
                 Accounts payable                                         (933,630)          (14,305)
                 Notes payable                                          (1,650,173)                -
                 Other liabilities                                      (2,744,090)           (3,348)
               -------------------------------------------------------------------------------------

                 Net assets acquired                                   $21,100,955        $1,700,000
               =====================================================================================

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These acquisitions were funded as follows:

                 Common stock                                          $ 5,569,111       $       -
                 Note payable and other payables                         6,991,323        1,550,000
                 Cash                                                    8,540,521          150,000
               ------------------------------------------------------------------------------------

                 Total consideration                                   $21,100,955       $1,700,000
               ====================================================================================

In addition to the foregoing consideration, various of the acquisition agreements provided for additional purchase consideration based on attaining certain revenue or operating income goals. The additional consideration will be accounted for as compensation expense if and when earned. Maximum contingent consideration payable originally aggregated $4.7 million. As more fully described in Note 4, the Company's restructuring plans affect certain of the acquired companies such that portions of the contingent consideration related thereto was deemed earned and payable as of December 31, 1997. Accordingly, approximately $2.5 million of such consideration is included as part of the Company's restructuring costs for the eleven months ended December 31, 1997, in settlement of contingent consideration obligations related to all the companies affected. Remaining contingent consideration payable aggregates $1.0 million at December 31, 1997.

Subsequent to year end the Company executed and closed agreements to acquire certain assets and assume certain liabilities of Micro-Software Designs, Inc., located in Ridgefield, Connecticut, and all of the outstanding equity securities of Medical Software Integrators, Inc., located in Atlanta, Georgia. The acquisitions will be accounted for using the purchase method of accounting. Aggregate consideration for these acquisitions is approximately $22.7 million, payable approximately $18.5 million in cash, funded by the Company's acquisition credit facility (Note 8), and the balance in common stock.

4.  IMPAIRMENT OF ASSETS AND RESTRUCTURING COSTS

Effective December 1, 1997, the Company determined to restructure through a plan to consolidate existing facilities and acquired operations. This restructuring plan enables the Company to more effectively leverage its present and planned acquisitions, streamline its offering of products and services and respond more effectively to changing market conditions. In connection therewith, management also reevaluated the Company's investment in goodwill and capitalized software in light of current market conditions and the restructuring plan. Management determined that based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS 121, the carrying amount of certain long-lived assets, principally of Rovak and DR Software may not be recoverable. The resultant impairment of long-lived assets due principally to the impact of the Company's new acquisitions (Note 3) and changing technology, has necessitated a write-down of approximately $7.8 million as follows: (i) $3.5 million and $2.8 million of goodwill representing the excess of cost over net assets of the acquisition of Rovak and DR Software, respectively, acquired in July 1997 and (ii) $1.5 million of capitalized software related to products whose future utility is diminished based on market conditions. The estimated fair values of these long-lived assets have been determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

In connection with effecting the consolidation and restructuring, the Company has also recorded costs and accrued liabilities to close redundant facilities, cancel leases and other executory contracts and recognize contingent consideration earned or deemed as payable under terms of certain acquisition agreements for acquired companies affected by the consolidation and restructuring.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Asset impairment and restructuring costs for the eleven months ended December 31, 1997 are as follows:

                         Cost related to:                                                          Amount
                       -------------------------------------------------------------------------------------
                         Write off of goodwill                                                   $ 6,360,063
                         Write off of capitalized software development costs                       1,460,943
                         Facility closure and consolidation                                          460,808
                         "Earn-out" compensation for contingent consideration earned or deemed payable to former stockholders or entities affected
                             by the consolidation and restructuring                                2,558,169
                         Other asset write downs and costs                                           296,044
                       -------------------------------------------------------------------------------------
                         Total asset impairment and restructuring costs                          $11,136,027
                       =====================================================================================

The restructuring plan, which is anticipated to be completed by the second quarter of 1998, also included termination of certain redundant staff positions. Details of this element of the restructuring plan were finalized and communicated in the first quarter of 1998. Accordingly, compensation costs, including severance and other termination benefits, and other future costs, related to the restructuring are not reflected in the foregoing table. Such costs, which are estimated at $1 million, will be recognized in the first quarter of 1998 in accordance with EITF No. 94-3.

5.  PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

                                                           Estimated
                                                          Useful Lives     December 31,     January 31,
                                                             (Years)          1997            1997
               --------------------------------------------------------------------------------------
                 Office and computer equipment                3-5          $1,382,547        $441,464
                 Furniture and fixtures                       5-7             416,372         240,898
                 Equipment under capital lease
                   obligations                                3-5             161,732               -
                 Leasehold improvements                       3-5              76,029               -
               --------------------------------------------------------------------------------------
                                                                            2,036,680         682,362
                 Less accumulated depreciation                                708,884         588,205
               --------------------------------------------------------------------------------------
                                                                           $1,327,796        $ 94,157
               ======================================================================================

Depreciation expense was $163,152 and $37,156 for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively. In connection with the restructuring plan described in Note 4, the Company will dispose of property and equipment, primarily office and computer equipment, with a net book value of approximately $155,000. Accrued restructuring costs include provision for the anticipated loss on this disposal.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  CAPITALIZED ACQUISITION COSTS AND OTHER INTANGIBLES

Capitalized acquisition costs and other intangibles consisted of:

                                                                     DECEMBER 31,     January 31,
                                                                        1997             1997
               ------------------------------------------------------------------------------------
                 Capitalized costs of future acquisitions            $  611,880        $  521,871
                 Loan costs                                             299,879                 -
                 Capitalized software development costs                 150,000           698,367
                 Other                                                        -            84,874
               ------------------------------------------------------------------------------------

                                                                      1,061,759         1,305,112
                 Less accumulated amortization                           34,510           682,852
               ------------------------------------------------------------------------------------
                                                                     $1,027,249        $  622,260
               ====================================================================================

As described in Note 4, approximately $1.5 million of capitalized software was written off during the eleven month period ended December 31, 1997. Amortization of capitalized software charged to operations was approximately $253,000 and $16,000 for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively.

7.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                        DECEMBER 31,     January 31,
                                                                            1997            1997
               ------------------------------------------------------------------------------------
                 Compensation                                            $  586,962        $ 82,371
                 Professional fees                                          169,000          30,000
                 Interest                                                    85,174          75,182
                 Taxes, other than income                                    24,450          84,503
                 Accrued stock repurchase                                         -          65,000
                 Other                                                      218,484          21,615
               ------------------------------------------------------------------------------------

                                                                         $1,084,070        $358,671
               ====================================================================================

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

                                                                    DECEMBER 31,     January 31,
                                                                       1997            1997
               -----------------------------------------------------------------------------------
                 Note payable, Finova Capital (1)                    $7,188,095     $       -
                 Note payable, remainder of purchase price
                    for acquisitions (2)                              1,207,132             -
                 Notes payable to stockholders; interest
                    varies between 7% and 10%; maturing at
                    various dates through 2001                          339,783             -
                 Notes paid in 1997                                           -        831,599
                 Other notes payable                                    226,583         10,682
               -----------------------------------------------------------------------------------
                                                                      8,961,593        842,281
                 Less current portion                                 2,001,393         49,529
               -----------------------------------------------------------------------------------

                                                                     $6,960,200       $792,752
               ===================================================================================

(1) The Company has a $10 million credit facility with Finova Capital for the purpose of funding its acquisition program and for working capital. The credit line is collateralized by substantially all of the Company's assets and the accounts receivable, cash flows and assets of future acquisition companies. This facility has a five-year term and bears interest at an annual rate of prime plus 1.25% to 2.00% depending on the Company achieving certain debt service ratios. At December 31, 1997 the rate was 10.5% per annum. Subsequent to December 31, 1997 the available credit under this facility was increased to $30 million with other material terms unchanged.

(2) The note payable for the remainder of the purchase price for a certain acquisition is due in two installments: $603,566 was due and paid on January 1, 1998 and the remainder is due October 1, 2000. The interest rate is 6% per annum.

As of December 31, 1997, future maturities of these obligations are as follows:

                 Year                                        Amount
               ----------------------------------------------------------------

                 1998                                                $2,001,393
                 1999                                                 1,534,547
                 2000                                                 2,072,945
                 2001                                                 1,598,865
                 2002                                                 1,753,843
               ----------------------------------------------------------------

                 Total                                               $8,961,593
               ================================================================

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  OTHER LONG-TERM LIABILITIES

At December 31, 1997, other long term liabilities consists primarily of approximately $6.3 million representing the balance payable in connection with the acquisition of PACE effective November 1, 1997. This amount was paid from advances on the long-term acquisition credit facility subsequent to year end (NOTE 8). At January 31, 1997, the Company had a note payable to ISI in the approximate amount of $1.5 million relating to the purchase of HCD. In connection with the Company's Offering, this note was paid in full by the issuance of approximately 181,000 shares of Common Stock with a fair value of approximately $1,000,000 and the balance in cash.



10. COMMITMENTS

OPERATING LEASES

The Company leases its office facilities and certain equipment under operating leases having terms ranging from one to five years.

Future minimum rentals, by year and in the aggregate, under noncancellable operating leases with remaining term of more than one year are as follows:

                      Year                                            Amount
                    ----------------------------------------------------------
                      1998                                          $  519,614
                      1999                                             421,895
                      2000                                             258,317
                      2001                                             298,342
                      2002                                             258,164
                    ----------------------------------------------------------

                      Total                                         $1,756,332
                    ==========================================================

Rent expense was approximately $468,000 and $140,000 for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively.

EMPLOYEE BENEFIT PLAN

Subsequent to year end, the Company implemented a qualified 401(k) savings plan ("the Plan") covering all employees meeting certain age and years of service eligibility requirements. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

During the eleven months ended December 31, 1997, the companies comprising the Founding Companies and the Recent Acquisitions had separate benefit plans for employee retirement. As of January 31, 1998, all previous plans were rolled into the newly adopted plan. Contributions to employee benefit plans for the eleven months ended December 31, 1997 and the year ended January 31, 1997 were $34,000 and $ 0, respectively.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCKHOLDERS' EQUITY

COMMON STOCK

In connection with the formation of the Company and concurrent with completion of its initial public offering, all of the approximately 52 million outstanding shares of AMC common stock were converted into approximately 3 million shares of the Company's Common Stock. The Company had 15,000,000 shares of $.001 par value Common Stock and 2,000,000 shares of $.001 par value Preferred Stock authorized at December 31, 1997. Shares of Common Stock issued and outstanding were 5,760,647 and 5,739,574, respectively, at December 31, 1997.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

Subsequent to December 31, 1997, the Company completed the sale of 850,000 shares of its Convertible Redeemable Preferred Stock in a private placement for $8.5 million which netted the Company $7.8 million after commissions and offering expenses. These proceeds will be used primarily for funding future acquisitions and related expenses.

Shares of the Redeemable Preferred Stock are convertible into shares of Common Stock. Until February 6, 1999, the shares can be converted into that number of Common Stock shares determined by dividing the initial price of $10.00 per share by a conversion price of $8.50. On February 6, 1999, the conversion price will be reset for the lesser of $8.50 per share or the trailing 30-day average closing price of the Common Stock, subject to a minimum of $6.75 per share.

STOCK COMPENSATION PLANS

The Company has stock option plans that provide for the granting of incentive and non-qualified options to purchase the Company's common stock to selected officers, other key employees, directors, and consultants. These plans include the InfoCure Corporation 1996 Stock Option Plan, the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, and the InfoCure Corporation Directors Stock Option Plan. The Company also assumed the stock options of AMC, its predecessor, which were outstanding at July 10, 1997. Such options were converted at the same rate used in connection with the conversion of AMC's common stock.

Under the InfoCure Corporation 1996 Stock Option Plan, 800,000 shares of common stock of the Company were reserved for option grants to directors, officers, other key employees, and consultants. All options under this plan were granted during the 11-month period ending December 31, 1997. Employees of the Company may be granted Incentive Stock Options (ISOs) within the dollar limitations under Section 422(d) of the Internal Revenue Code. The exercise price of all ISOs shall not be less than the fair market value of the Company's stock as of the option grant date (110% of such value for 10% shareholders). Options granted to directors and consultants must be nonqualified stock options. Options vest ratably over the four year period beginning on the grant date.

Under the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, 150,000 shares of common stock of the Company were reserved for issuance to employees of the Company. Approximately 50,000 shares are available for grant under this plan after December 31, 1997. Employees are granted nonqualified stock options based on years of service with the Company and are fully vested four years from the grant date. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the Company's stock as of the grant date.

Under the InfoCure Corporation Directors Stock Option Plan, 100,000 shares of common stock of the Company were reserved for issuance as nonqualified stock options to Directors of the Company who are not employees of the Company. Upon appointment to the Board of Directors, a director receives an option grant of 10,000 shares and may receive an additional option grant of 2,500 shares on each anniversary date. One-half of the options granted pursuant to this plan vests after one year of service following the grant date and the other one-half vests after two years of service following the grant date.

In October, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for InfoCure beginning February 1, 1996. SFAS 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, InfoCure is expected to grant additional awards in future years.

The Company has elected to account for its stock options under the intrinsic value method as outlined in APB 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because InfoCure's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

In accordance with SFAS 123, the fair value for the Company's employee stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the 11 month-period ended December 31, 1997 and the year ended January 31, 1997.

                                        ELEVEN MONTHS
                                            ENDED               Year Ended
                                         DECEMBER 31,           January 31,
                                             1997                  1997
--------------------------------------------------------------------------------
Risk-free interest rate                    5.7-6.2%                7.5%
Dividend yield                                0%                   0.0%
Volatility factor                           19.71%                 0.0%
Weighted average expected life (in years)     5                   5 - 10


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, excluding earnings per share for year ended January 31, 1997 which are not considered meaningful, follows:


                                        ELEVEN MONTHS
                                            ENDED               Year Ended
                                         DECEMBER 31,           January 31,
                                             1997                  1997
--------------------------------------------------------------------------------
Net income
  As reported                           $(8,569,498)            $254,094
  Pro forma                              (8,673,825)              14,388

Earnings per share
  As reported                                $(1.96)
  Pro forma                                  $(1.98)


A summary of stock option activity, and related information for the 11-month period ended December 31, 1997 and the year ended January 31, 1997 follows:

                                                                WEIGHTED AVERAGE
                                            OPTIONS              EXERCISE PRICE
Outstanding at February 1, 1996             238,640                    $12.78
        Granted                             138,710                      4.05
        Exercised                           (29,830)                      .02
        Forfeited or canceled              (178,980)                    16.76
Outstanding at January 31, 1997             168,540                      3.63
        Granted                             948,400                      4.23
        Exercised                                -                       -
        Forfeited or canceled                (2,983)                     1.67
Outstanding at December 31, 1997          1,113,957                     $4.15

Options exercisable at January 31, 1997      36,542                     $1.74
Options exercisable at December 31, 1997     68,236                     $2.91


The weighted average fair value of options granted during the 11-month period ended December 31, 1997 and for the year ended January 31, 1997 were $1.34 and $.11, respectively.

WARRANT

The Company has issued to an investment advisory firm a warrant to acquire 110,000 shares of common stock at $5.50 per share in exchange for assistance in securing its acquisition line of credit. An executive/director is associated with this investment advisory firm.

                             INFOCURE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                                   ELEVEN MONTHS
                                                                       ENDED           Year Ended
                                                                    DECEMBER 31,      January 31,
                                                                        1997              1997
               ------------------------------------------------------------------------------------
               Current:
                 Federal                                          $         -             $       -
                 State                                                 75,000                 5,000
               ------------------------------------------------------------------------------------

                 Total current                                         75,000                 5,000
               ------------------------------------------------------------------------------------

               Deferred
                 Federal                                           (1,345,059)             (195,000)
                 State                                               (252,000)              (30,000)
               ------------------------------------------------------------------------------------
               Total deferred                                      (1,597,059)             (225,000)
               ------------------------------------------------------------------------------------

               Change in deferred tax asset valuation  allowance      285,000              (671,000)
               ------------------------------------------------------------------------------------

               Net income tax expense (benefit)                   $(1,237,059)            $(891,000)
               ====================================================================================

Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,      January 31,
                                                                         1997             1997
               ------------------------------------------------------------------------------------
               Current:
                 Deferred tax assets
                   Allowance for doubtful accounts                    $   93,000          $  14,000
                   Accrued restructuring costs                           309,000                  -
                   Accrued expenses                                      154,000             11,000
               ------------------------------------------------------------------------------------
                                                                         556,000             25,000
               ------------------------------------------------------------------------------------

               Noncurrent:
                 Deferred tax assets (liabilities)
                   Basis difference of capitalized software
                   costs, property and equipment and other assets     1,543,000             (40,000)
                   Net operating loss carryforwards                     648,000             911,000
               ------------------------------------------------------------------------------------
                                                                      2,191,000             871,000
               ------------------------------------------------------------------------------------
               Subtotal                                               2,747,000             896,000
               Valuation allowance                                     (285,000)                  -
               ------------------------------------------------------------------------------------
               Net deferred tax asset (liability)                    $2,462,000           $ 896,000
               ====================================================================================

The Company's effective income tax rate varied from the U.S. federal statutory rate as follows:

                                                                        ELEVEN MONTHS        Year
                                                                             ENDED          Ended
                                                                         DECEMBER 31,    January 31,
                                                                              1997           1997
               ------------------------------------------------------------------------------------
                 Expected tax expense (benefit)                           $(3,334,000)    $(217,000)
                 Increase (decrease) in income taxes resulting from:
                   State income taxes                                        (513,000)       21,000
                   Nondeductible goodwill                                   2,167,000             -
                   Other nondeductible goodwill                               139,000       (14,000)
                   Other, net                                                  18,941       (10,000)
                   Change in deferred tax asset valuation allowance           285,000      (671,000)
               ------------------------------------------------------------------------------------

                 Net income tax expense                                   $(1,237,059)    $(891,000)
               ====================================================================================

As of December 31, 1997, the Company and its subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $ 1,707,000 which expire at various dates to 2012. A valuation allowance in the amount of $285,000 has been recorded related to net operating loss carryforwards of an acquired subsidiary which may be subject to limitations.

13.  SUPPLEMENTAL CASH
     FLOW INFORMATION

Cash payments for interest amounted to $266,000 and $42,000 for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively. The Company made cash payments for income taxes of approximately $5,000 and $-0- for the eleven months ended December 31, 1997 and the year ended January 31, 1997, respectively.

During the eleven months ended December 31, 1997, the Company issued Common Stock with an aggregate fair value of approximately $5.6 million and incurred notes payable and other liabilities of approximately $7.0 million in connection with acquisition of the Founding Companies and the Recent Acquisitions. During the year ended January 31, 1997, the Company acquired certain assets and assumed certain liabilities of HCD for consideration of a note in the amount of $1,550,000 and cash of $150,000. (Note 3)

During the year ended January 31, 1997, the Company issued stock and a warrant with an aggregate value of approximately $190,000 for services rendered to the Company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under Item E of the General Instructions for Form 10-KSB. Only those sections of the definitive Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     The information required by this item is incorporated by reference from the information contained in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the captions "Election of Directors" and "Executive Officers."


ITEM 10.  EXECUTIVE COMPENSATION.


     The information required by this item is hereby incorporated by reference to the Company's 1998 Proxy Statement under the caption "Executive Compensation."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required by this item is hereby incorporated by reference to the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required by this item is hereby incorporated by reference to the Company's 1998 Proxy Statement under the caption "Certain Transactions."


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.



(a) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:



 EXHIBIT
 NUMBER                                      DESCRIPTION
--------  ----------------------------------------------------------------------------------------

 2.1(1)   Plan and Agreement of Merger dated July 9, 1997 between InfoCure Corporation and
          American Medcare Corporation ("AMC")

 3.1(1)   Amended Certificate of Incorporation of the Company

 3.2(1)   Bylaws of the Company

 4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended Certificate of Incorporation and
          Bylaws of the Company defining rights of the holders of Common Stock of the Company

 4.2(1)   Specimen Certificate for shares of Common Stock

 4.3(2)   Certificate and Statement of Issuance, Designation, Preferences and Rights of
          Convertible Redeemable Preferred Stock, Series A of InfoCure Corporation

 4.4      Specimen Certificate for Shares of Preferred Stock, Series A

 EXHIBIT
 NUMBER                                      DESCRIPTION
--------  ----------------------------------------------------------------------------------------

10.1(1)   InfoCure Corporation 1996 Stock Option Plan

10.2(1)   Form of Incentive Stock Option Agreement of Company

10.3(1)   Stock Purchase Agreement among Company and the shareholders of Rovak, Inc. dated
          February 1, 1997

10.4(1)   Stock Purchase Agreement among the Company and the shareholders of Millard-Wayne, Inc.
          dated February 11, 1997

10.5(1)   Stock Purchase Agreement among the Company and the shareholders of KComp Management
          Systems, Inc. dated February 12, 1997

10.6      [Reserved]

10.7(1)   Stock Purchase Agreement among the Company and the shareholders of DR software dated
          February 11, 1997

10.8(1)   Asset Purchase Agreement between AMC and Info Systems of North Carolina, Inc. dated
          December 3, 1996

10.9(1)   Promissory Note of AMC dated December 3, 1996 payable to Info Systems of North
          Carolina, Inc.

10.10(1)  Management Agreement between HCD and Info Systems of North Carolina, Inc. dated
          December 31, 1996

10.11     [Reserved]

10.12(1)  Form of Employment Agreement between the Company and Frederick L. Fine dated March, 1997

10.13(1)  Form of Employment Agreement between the Company and James K. Price dated March, 1997

10.14(1)  Employment Agreement between the Company and R. Ernest Chastain dated November 1996

10.15(1)  Employment Agreement between the Company and Michael E. Warren dated September 1994

10.16(1)  Form of Employment Agreement between the Company and Donald M. Rogers

10.17(1)  Form of Employment Agreement between the Company and M. Wayne George

10.18(1)  Form of Employment Agreement between the Company and Mark Kloner

10.18(1)  AMC 1996 Stock Option Plan

10.20(1)  Form of Incentive Stock Option Agreement of AMC

10.21(1)  Form of Lock-up Agreement

10.22(1)  Termination Agreement among MDP Corporation, Jonathan J. Oscher, AMC, ICS and certain shareholders of AMC dated November 19, 1996

 EXHIBIT
 NUMBER                                      DESCRIPTION
--------  ----------------------------------------------------------------------------------------

10.23(1)  Form of Employment Agreement between the Company and Brad Schraut

10.24(1)  Letter Amendment dated March 3, 1997 between the Company and Rovak, Inc.

10.25(1)  Letter of Intent between Finova and the Company

10.26(1)  Amendment dated May 5, 1997 among the Company and the Shareholders of Rovak, Inc.

10.27(1)  Draft of Plan of Merger dated May 5, 1997 among the Company, CMA Corporation, the
          Shareholders of KComp and KComp Management Systems, Inc.

10.28(1)  Amendment dated May 5, 1997 among the Company and Shareholders of DR Software

10.29(1)  Amendment dated May 5, 1997 among AMC and Shareholders of Millard-Wayne, Inc.

10.30(3)  Plan of Merger among InfoCure, EDC, KComp, Inc. and the Shareholders of KComp, Inc.
          dated as of May 12, 1997

10.31(1)  Form of Letter Agreement between InfoCure and DR Software

10.32(1)  Form of Letter Agreement between Millard-Wayne and AMC

10.33(1)  Form of Letter Agreement between KComp and the Company

10.34(4)  Form of Agreement and Plan of Merger (Rovak)

10.35(5)  Form of Amendment to Agreement and Plan of Merger (Rovak)

10.36     Stock Purchase Agreement among Company and the Shareholders of SoftEasy Software, Inc.
          dated October 17, 1997

10.37     Asset Purchase Agreement among Company and Shareholders of Commercial Computers, Inc.
          dated November 14, 1997

10.38(6)  Asset Purchase Agreement among Company and Shareholders of Professional On-line
          Computer, Inc. dated November 18, 1997

10.39(7)  Asset Purchase Agreement among Company, Halis Services, Inc., Orthodontic Practice
          Management Systems, Inc. and Halis, Inc. dated December 31, 1997

10.40(8)  Stock Purchase Agreement among Company and Shareholders of Pace Financial Corporation dated January 29, 1998

10.41(9)  Asset Purchase Agreement among Company and Shareholders of Micro-Sofware Designs, Inc.
          dated February 19, 1998

10.42(10) Stock Purchase Agreement among Company and Shareholders of Medical Software
          Integrators, Inc. dated February 26, 1998

10.43     Second Amended and Restated Loan Agreement among the Company, its subsidiaries and
          FINOVA Capital Corporation dated February 24, 1998

10.44     Third Amended and Restated Term Note dated February 24, 1998

 EXHIBIT
 NUMBER                                      DESCRIPTION
--------  ----------------------------------------------------------------------------------------

10.45   Third Amended and Restated Acquisition Loan Note dated February 24, 1998

10.46   Fourth Amended and Restated Term Note dated March 2, 1998

10.47   Fourth Amended and Restated Acquisition Loan Note dated March 2, 1998

10.48   InfoCure Corporation 1997 Directors' Stock Option Plan

10.49   InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan

10.50   Infocure Corporation Employee Stock Purchase Plan

10.51   Form of Employment Agreement between the Company and Richard E. Perlman dated December 1997

10.52   Letter Agreement between Compass Partners, L.L.C. and AMC dated June 12, 1996

10.53   Lease Agreement between Highwoods/Forsyth Limited Partnership, a North Carolina Limited
        Partnership, d/b/a Highwoods Anderson and InfoCure Corporation commencing December 1,
        1997

21.1    List of Subsidiaries

23.1    Consent of BDO Seidman, LLP

24.1    Powers of Attorney (included on signature page)

27.1    Financial Data Schedule

-----------

(1) Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-18923).
(2) Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-8 (Registration No. 333-48829).
(3) Incorporated by reference to Exhibit 10.14 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-20571).
(4) Incorporated by reference to Exhibit 10.19 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-30887).
(5) Incorporated by reference to Exhibit 10.20 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-30887).
(6) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K on December 11, 1997.
(7) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K on January 15, 1997.
(8) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K on February 23, 1998.
(9) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K on March 11, 1998.
(10) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K on March 11, 1998.


(b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended December 31, 1997:

     (i) Report on Form 8-K with respect to the Company's acquisition of Professional On-Line Computer, Inc. ("POLCI"), Commercial Computers, Inc. and SoftEasy Software, Inc. filed December 11, 1997. Financial Statements of the Company and POLCI were provided in the Company's Report on Form 8-K/A filed February 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.

                                    INFOCURE CORPORATION


                                    By:   /s/ Frederick L. Fine
                                         -------------------------------------
                                         Frederick L. Fine
                                         Chief Executive Officer and President


                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick L. Fine and Richard E. Perlman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                              DATE

/s/  Frederick L. Fine
----------------------------------------     President; Chief Executive               March 31, 1998
           Frederick L. Fine                 Officer (Principal Executive
                                             Officer); Director


/s/  Richard E. Perlman
----------------------------------------     Chairman of the Board; Chief             March 31, 1997
           Richard E. Perlman                Financial Officer; Treasurer
                                             (Principal Financial and
                                             Accounting Officer); Director


/s/  James K. Price
----------------------------------------     Executive Vice President;                March 31, 1998
             James K. Price                  Secretary; Director


/s/  Michael E. Warren
----------------------------------------     Vice President; Director                 March 31, 1998
           Michael E. Warren


/s/  James D. Elliott
----------------------------------------     Director                                 March 31, 1998
            James D. Elliott


/s/  Ronald M. Vagle
----------------------------------------     Director                                 March 31, 1997
            Ronald M. Vagle


/s/  Raymond H. Welsh
----------------------------------------     Director                                 March 31, 1997
           Raymond H. Welsh
