Form 10QSB
period 1998-03-31
INFOCURE CORP
filed 1998-05-15
CIK 1028584

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[MARK ONE]
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR


      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number: 001-12799


                              INFOCURE CORPORATION
             (Exact name of registrant as specified in Its charter)


          DELAWARE                                   58-2271614
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or  organization)

1765 The Exchange
Suite 450                                                30339
Atlanta, Georgia                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 221-9990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

The number of shares of the issuer's class of capital stock as of May 13, 1998, the latest practicable date, is as follows: 6,132,414 shares of Common Stock, $.001 par value.


--------------------------------------------------------------------------------

                              INFOCURE CORPORATION

                                  FORM 10-QSB
                                    FOR THE
                          QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS




                         PART I. FINANCIAL INFORMATION

                                                                                   Page
Item 1.   Financial Statements                                                    Number
                                                                                  ------

          Consolidated Balance Sheets.............................................. 1
          March 31, 1998 (unaudited) and December 31, 1997

          Consolidated Statements of Operations (unaudited).........................2
          Three months ended March 31, 1998 and April 30, 1997

          Consolidated Statements of Cash Flows (unaudited).........................3
          Three months ended March 31, 1998 and April 30, 1997

          Notes to Consolidated Financial Statements................................4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................................9


                                      PART II.  OTHER INFORMATION

Item 2.    Change in Securities ...................................................12

Item 5.    Other Information.......................................................12

Item 6.    Exhibits and Reports on Form 8-K........................................12

           Signatures..............................................................14

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements.
                              INFOCURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                        MARCH 31, 1998           DECEMBER 31, 1997
                                                                            ----------------------       -------------------
                                                                                  (unaudited)
Current assets:
 Cash.......................................................................          $  5,129,635              $  1,406,193
 Accounts and notes receivable, net of allowance of $71,000 and $51,000.....             4,889,475                 5,168,850
 Inventory..................................................................               720,980                   437,371
 Deferred tax assets........................................................               675,000                   556,000
 Prepaid expenses and other current assets..................................               778,513                   511,110
                                                                             ---------------------        ------------------
Total current assets........................................................            12,193,603                 8,079,524

 Property and equipment, net of depreciation of $686,310 and $708,884.......             2,510,697                 1,327,796
 Goodwill, net of amortization of $1,069,002 and $404,888...................            39,465,286                17,013,526
 Capitalized acquisition costs and other intangibles, net of amortization
  of $79,650 and $34,510....................................................             1,025,721                 1,027,249
 Deferred tax assets........................................................             2,273,885                 1,906,000
 Other assets...............................................................               549,803                   196,993
                                                                             ---------------------       -------------------
Total assets................................................................          $ 58,018,995              $ 29,551,088
                                                                             =====================       ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...........................................................          $    744,822              $  1,693,624
 Accrued restructuring costs................................................             1,565,390                 3,172,066
 Accrued expenses...........................................................             2,244,374                 1,084,070
 Deferred revenue and customer deposits.....................................             4,742,991                 3,388,284
 Current portion of long-term debt..........................................               991,858                 2,001,393
                                                                             ---------------------        ------------------
Total current liabilities...................................................            10,289,435                11,339,437

Long-term debt, less current portion........................................            28,956,167                 6,960,200
Other liabilities...........................................................                     -                 6,518,968
                                                                             ---------------------       -------------------
Total liabilities...........................................................            39,245,602                24,818,605
                                                                             ---------------------       -------------------

Common stock issuable for earnout commitment................................             1,575,000                         -
                                                                             ---------------------       -------------------
Convertible preferred stock.................................................             8,500,000                         -
                                                                             ---------------------       -------------------

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000 shares authorized; 6,132,414 and
  5,760,647 issued and outstanding at March 31, 1998 and December 31, 1997,
  respectively..............................................................                 6,132                     5,761
 Additional paid-in capital.................................................            20,805,038                16,662,910
 Accumulated deficit........................................................           (11,937,826)              (11,820,284)
   Treasury stock at cost...................................................              (174,951)                 (115,904)
                                                                             ---------------------       -------------------
Total stockholders' equity..................................................             8,698,393                 4,732,483
                                                                             ---------------------       -------------------
Total liabilities and stockholders' equity..................................          $ 58,018,995              $ 29,551,088
                                                                             =====================       ===================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                       THREE MONTHS ENDED

                                                                           -----------------------------------------
                                                                             MARCH 31, 1998         APRIL 30, 1997
                                                                           ------------------     ------------------
Revenues:
  Systems and software revenues............................................       $ 6,043,313             $  809,429
  Maintenance, support, and other..........................................         4,521,507                680,528
                                                                           ------------------     ------------------
     Total revenues........................................................        10,564,820              1,489,957

Operating expenses:
   Cost of revenues........................................................         1,898,735                673,274
   Salaries and operating expenses.........................................         6,451,968                804,499
   Depreciation and amortization...........................................           867,366                 61,022
   Restructuring costs.....................................................         1,124,032                      -
                                                                           ------------------     ------------------
     Total operating expenses..............................................        10,342,101              1,538,795

Income (loss) from operations..............................................           222,719                (48,838)
Other income (expense), net................................................          (330,263)               (57,458)
                                                                           ------------------     ------------------
Loss before income taxes...................................................          (107,544)              (106,296)
Provision (benefit) for income taxes.......................................            10,000                (32,000)
                                                                           ------------------     ------------------
Net loss...................................................................       $  (117,544)            $  (74,296)
                                                                           ==================     ==================

Loss per share-basic.......................................................             $(.02)
                                                                           ==================

Loss per share-diluted.....................................................             $(.02)
                                                                           ==================

Weighted average number of shares..........................................         5,898,439
                                                                           ==================




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Three Months Ended
                                                                         -------------------------------------------
                                                                            March 31, 1998          April 30, 1997
                                                                         -------------------      ------------------
Cash provided by (used for) operating activities:
 Net loss................................................................       $   (117,544)              $ (74,296)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
   Depreciation and amortization.........................................            867,366                  61,022
      Compensatory stock options.........................................                  -                   7,500
      Deferred income taxes (benefits)...................................             10,000                 (32,000)
  Changes in current assets and liabilities, net of effects of acquisitions:
   Accounts and notes receivable.........................................          1,147,614                  24,986
   Inventory.............................................................            (77,535)                      -
   Prepaid expenses and other assets.....................................           (500,785)                (20,718)
   Accounts payable and accrued expenses.................................            (56,881)               (113,777)
   Deferred revenue......................................................           (852,015)                (11,692)
                                                                         -------------------      ------------------
     Total cash provided by (used for) operating activities..............            420,220                (158,975)
                                                                         -------------------      ------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Property and equipment expenditures, net..............................           (282,124)                      -
   Cash paid for capitalized acquisition costs and other intangible
    assets...............................................................           (552,886)                (64,554)

   Expenditures for software development costs...........................                  -                  (9,007)
   Cash paid for acquisitions............................................        (18,032,494)                      -
                                                                         -------------------      ------------------
     Total cash provided by (used for) investing activities..............        (18,867,504)                (73,561)
                                                                         -------------------      ------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock................................                  -                 280,000
   Proceeds from issuance of convertible, preferred stock................          7,819,952                       -
   Net proceeds (repayment) of long-term debt............................         14,409,821                 (13,838)
   Purchase of treasury stock............................................            (59,047)                      -
                                                                         -------------------      ------------------
     Total cash provided by (used for) financing activities..............         22,170,726                 266,162
                                                                         -------------------      ------------------

Net increase in cash and cash equivalents................................          3,723,442                  33,626

Beginning cash and cash equivalents......................................          1,406,193                 198,735
                                                                         -------------------      ------------------

Ending cash and cash equivalents.........................................       $  5,129,635               $ 232,361
                                                                         ===================      ==================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     The information presented at March 31, 1998 and April 30, 1997 and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Transition Report on Form 10-KSB filed with the Commission on April 1, 1998.


     InfoCure was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock (the "Offering") and simultaneously acquired the following six operating companies: International Computer Solutions, Inc. ("ICS"), Health Care Division, Inc. ("HCD"), Millard-Wayne, Inc. ("Millard Wayne"), KComp Management Systems, Inc. ("KCOMP"), DR Software, Inc. ("DR Software") and Rovak, Inc. ("Rovak") (collectively the "Founding Companies"). American Medcare Corporation ("AMC"), a holding company and parent of ICS, HCD, and Millard-Wayne, originally incorporated on January 11, 1983, was merged with and into InfoCure at the time the offering became effective and is considered a predecessor company to InfoCure and the accounting acquirer of all the Founding Companies. All outstanding shares of AMC were converted into approximately 3.0 million shares of InfoCure Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid for the Founding Companies was approximately $3.7 million in cash and 907,000 shares of Common Stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

     Subsequent to the consummation of the Offering and the acquisition of the Founding Companies, InfoCure acquired substantially all the assets or all the outstanding equity securities of the following companies: Professional On-Line Computer, Inc. ("POLCI"); Commercial Computers, Inc. ("CCI"); SoftEasy Software, Inc. ("SoftEasy"); Pace Financial Corporation ("PACE"); and the orthodontic business unit of HALIS Services, Inc. ("OPMS"). POLCI, CCI and SoftEasy were acquired with effect from October 1, 1997; PACE was acquired with effect from November 1, 1997; and OPMS was acquired with effect from December 1, 1997. Effective January 1, 1998, InfoCure also acquired Micro-Software Designs, Inc. ("Micro-Designs") and Medical Software Integrators, Inc. ("MSI"). Aggregate consideration for all of these acquisitions was approximately $33.1 million cash and debt, and 448,767 shares of Common Stock, for an aggregate value of $44.6 million.

     All acquisitions which have occurred subsequent to the consummation of the Offering and the acquisitions of the Founding Companies are collectively referred to as the "Recent Acquisitions". The acquisitions of the Founding Companies and the Recent Acquisitions have been accounted for using the purchase method of accounting. Effective January 15, 1998, the Company changed its fiscal reporting period to December 31 and on April 1, 1998 the Company filed its transition report on Form 10-KSB covering the eleven months ended December 31, 1997.

     The accompanying financial statements have been presented on a consolidated basis for the three months ended March 31, 1998 including InfoCure and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated Statements of Operation include AMC (InfoCure's predecessor) and its subsidiaries ICS and HCD for the period from February 1, 1997, the Founding Companies for the period from July 11, 1997 and the Recent Acquisitions from their respective effective acquisition dates.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES


     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from software licenses are recognized when the system has been installed and when the related client training has been completed. Amounts billed in advance of installation and pending completion of remaining significant obligations are deferred. Revenues from support and maintenance contracts are recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenues from other services are recognized as they are provided.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values as of March 31, 1998 and December 31, 1997.

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

CAPITALIZED SOFTWARE COSTS

     Software development costs are expensed as incurred prior to establishing the technological feasibility of a product. Cost incurred between the establishment of technological feasibility and the time a product is available for general release are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months).

GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business acquisitions accounted for under the purchase method. All goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Capitalized acquisition costs include fees and other expenses incurred in connection with the Company's acquisition program. As acquisitions are completed, such costs are included in the Company's total investment to be allocated appropriately. Other intangible assets consist primarily of deferred loan costs which are being amortized over the life of the respective loans at rates which approximate the interest method.

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

RESTRUCTURING COSTS

     The Company records the cost of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees, in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

EARNINGS (LOSS) PER SHARE

     The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings (loss) per share for the three months ended March 31, 1998 is calculated based upon the weighted average number of common shares outstanding during the period. Loss per share for the period ended April 30, 1997 has not been presented as it is not considered meaningful due to the acquisitions of the Founding Companies and the Company's initial public offering in conjunction with the formation of the Company during the period ended December 31, 1997. Weighted average number of shares outstanding used in computing EPS for the three months ended March 31, 1998 were 5,898,439. Diluted earnings per share, which would include the effect of the Company's common stock equivalents, have not been presented because the impact of the assumed exercise of the Company's stock options and warrants would have been anti-dilutive. The assumed exercise of the Company's options and warrants may have a dilutive effect in the future.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The adoption of SFAS No.131 has no material impact on the financial statements.

     SOP 97-2, Software Revenue Recognition, effective for fiscal years beginning after December 15, 1997, provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The adoption of SOP 97-2 has no material impact on the financial statements.

NOTE 3.  BUSINESS ACQUISITIONS

      During the quarter ended March 31, 1998, InfoCure acquired certain net assets and liabilities of Micro-Designs and MSI. In accordance with Accounting Principles Board Statement No. 16 ("APB 16"), Business Combinations, these acquisitions were accounted for as purchases. The total amount of the net assets acquired and liabilities assumed were as follows:


        Cash..............................................$   496,777
        Accounts receivable...............................  1,198,744
        Other receivables.................................     16,557
        Inventory.........................................    206,074
        Deferred tax assets...............................    129,000
        Prepaid expenses and other assets.................    276,344
        Property and equipment............................    919,251
        Other intangibles.................................    420,082
        Goodwill.......................................... 21,357,686
                                                           ----------
          Total assets.................................... 25,020,515
                                                           ----------
        Deferred revenue..................................  1,987,456
        Accrued expenses..................................    199,394
        Accounts payable..................................     92,928
        Income taxes payable..............................     68,967
                                                           ----------
          Total liabilities...............................  2,348,745
                                                           ----------
            Net assets....................................$22,671,770
                                                           ==========

     The following unaudited pro forma information presents the net revenues, net income and earnings per share of the Company as if the acquisitions of the Founding Companies and the Recent Acquisitions had occurred as of February 1, 1997. The pro forma information is not necessarily indicative of actual results if such acquisitions occurred as of February 1, 1997, nor is it indicative of results of operations which may be realized in future periods. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, operating expenses not assumed as part of the acquisitions, amortization of goodwill, interest expense, and income taxes. Pro forma information is not presented for the period ended March 31, 1998. In accordance with APB 16, these companies were acquired as of or prior to January 1, 1998 and their operations from that date are already included in the consolidated operations for the quarter ended March 31, 1998.

                                                       Pro Forma
                                                   Three Months Ended
                                                     April 30, 1997
                                             ------------------------------

          Net revenue.....................              11,063
          Net income......................                 557
          Earnings per share-basic........                 .09
          Earnings per share-diluted......                 .07

The weighted average outstanding share computations used in the pro forma earnings per share computations reflect the respective time periods for which the shares issued were outstanding.

NOTE 4.  COMMON STOCK ISSUABLE FOR EARNOUT COMMITMENT

     Effective December 1, 1997, the Company adopted a plan to restructure its operations by reevaluating and consolidating existing facilities and acquired operations. As a result, during the year ended December 31, 1997, the Company recognized $11.1 million of charges related to the impairment of goodwill, capitalized software, and contingent consideration associated with prior acquisitions, referred to as "earnout commitments." A portion of these earnout commitments are payable in the form of common stock. As of March 31, 1998, the Company was obligated to settle $1,575,000 of these earnout commitments in exchange for 286,383 shares of common stock which was in the process of being issued.


NOTE 5.  COMMON STOCK AND EARNINGS PER SHARE

     Common stock issued and outstanding reflects shares issued in the Company's initial public offering completed effective July 10, 1997, and shares issued to effect the acquisitions of the Founding Companies and the Recent Acquisitions. Shares authorized, issued and outstanding and earnings per share for periods prior to July 10, 1997 (the effective date of the acquisition of the Founding Companies), are not considered meaningful and have not been presented.


NOTE 6.   CASH FLOW STATEMENT

     The financial statements for the quarter ended March 31, 1998 reflect approximately $4,140,000 in common stock issued in connection with the Recent Acquisitions of Micro-Designs and MSI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (i) the Company's anticipation that maintenance, support and other revenues will generally increase as a percentage of total revenues over the long-term; (ii) the Company's intention to increase its sales and marketing expenditures in future periods; (iii) the Company's anticipation of increased expenditures on product development; (iv) the Company's expectation of additional capital investments during 1998; (v) the Company's belief that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998; and
(vi) the Company's intention to seek additional sources of financing. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1997 which was filed with the Commission on March 31, 1998.

     Change in Fiscal Year. The Company historically has reported its financial statements on a fiscal year ending January 31. In January 1998, the Company determined to change its fiscal year end from January 31 to December 31, giving retroactive effect to the change such that the Company's fiscal year beginning February 1, 1997 ended on December 31, 1997. As a result, the Company's first quarter in 1998 covers the three months ended March 31, 1998, as compared to the Company's first fiscal quarter in 1997, which covers the three months ended April 30, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

     Revenues. Total revenues for the three months ended March 31, 1998 were $10.6 million compared to total revenues of $1.5 million for the three months ended April 30, 1997. This increase in total revenues primarily reflects the completion of the acquisition of the Founding Companies effective July 10, 1997 and the Recent Acquisitions as of their respective effective dates. Revenues for periods prior to July 10, 1997 include only revenues of the Company's predecessor, AMC, and its consolidated subsidiaries. Systems and software revenues were $6.0 million for the three months ended March 31, 1998, or 56.6% of total revenues, while maintenance, support, and other revenues were $4.6 million, or 43.4% of total revenues for the same period. The Company anticipates that maintenance, support, and other revenues will generally increase as a percentage of total revenues over the long-term if the Company is able to continue to expand and retain its installed customer base.

     Cost of Revenues. For the three months ended March 31, 1998, cost of revenues were $1.9 million, or 18.0% of total revenues, compared to $673,000, or 45.2% of total revenues, for the three months ended April 30, 1997. The dollar volume increase in cost of revenues reflects primarily the increase in total costs resulting from the acquisition of the Founding Companies and the Recent Acquisitions. The decrease in cost of revenues as a percentage of total revenues reflects primarily changes in gross margin associated with the different businesses included in these acquisitions and a reduced focus on hardware sales.

     Salaries and Operating Expenses. Salaries and operating expenses include sales and marketing expenses, administrative expenses and product development expenses. Sales and marketing expenses includes salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance, and other administrative expenses. Salaries and operating expenses increased to $6.5 million, or 61.1% of total revenues for the three months ended March 31, 1998 compared to $804,000, or 54.0% of total revenues, for the three months ended April 30, 1997. The dollar volume increase in salaries and operating expenses reflects primarily the increases in expenditures for marketing, and administrative personnel and other selling and administrative costs which support the significantly expanded business associated with the Company's recent acquisitions. The Company intends to increase its sales and marketing expenditures in future periods in order to continue to promote the Company's broad range of product offerings. The increase as a percentage of total revenues reflects the increased expenditures associated with expansion of the Company's business base. Product development expenses consist of personnel costs incurred to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry.

     Depreciation and Amortization. Depreciation and amortization expenses were $867,000, or 8.2% of total revenues, for the three months ended March 31, 1998 compared to $61,000, or 4.1% of total revenues, for the three months ended April 30, 1997. Increased depreciation and amortization expense represents primarily the significant increase in goodwill due to the acquisition of the Founding Companies and Recent Acquisitions. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support increased levels of operations.

     Restructuring Charge. Effective December 1, 1997, the Company adopted a plan to restructure its operations by consolidating existing facilities and acquired operations. In connection with this plan, management also reevaluated the Company's investment in goodwill and capitalized software in light of the Company's proposed consolidations of product lines, current market conditions and the restructuring plan. During the year ended December 31, 1997, the Company recognized $11.1 million of charges related to the impairment of goodwill, capitalized software and contingent consideration associated with prior acquisitions. The restructuring plan, which is anticipated to be completed during the second quarter of 1998, also included termination of certain redundant staff positions. Details of this element of the restructuring plan were finalized and communicated in the first quarter of 1998. Accordingly, compensation costs, including severance and other termination benefits, and other costs of $1.1 million, or 10.6% of total revenues, were recognized in the first quarter of 1998. The Company anticipates one additional restructuring charge during the second quarter of 1998 which relates to contingent consideration for an acquisition potentially payable to former shareholders of one of the Founding Companies affected by the restructuring plan.

     Income from Operations. Income from operations was $223,000 or 2.1% of total revenues for the three months March 31, 1998 as compared to the loss from operations of $49,000 or 3.3% of total revenues for the three months ended April 30, 1997. The significant increase in income from operations in the most recent quarter represents primarily the profitable results of operations of businesses included in the Company's Recent Acquisitions, as well as efficiencies realized by the Company from a larger installed customer base and higher total revenues.

     Other Expenses. Other expenses increased to $330,000 for the three months ended March 31, 1998, as compared to $57,000 for the three months ended April 30, 1997. The increase relates primarily to increases in interest expense related to indebtedness incurred to complete the Company's Recent Acquisitions.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $10,000 for the three months ended March 31, 1998 and a benefit of $32,000 for the three months ended April 30, 1997. The variation in effective income tax rates is largely due to permanent differences resulting from the amortization of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had total cash and cash equivalents of $5.1 million and working capital of $1.9 million. During the three months ended March 31, 1998, the Company generated $420,000 of cash from operating activities, resulting principally from non-cash depreciation and amortization expense of $867,000 and reductions of accounts receivable of $1.1 million and accrued expenses, slightly offset by a net loss of $118,000, and increases in pre-paid expenses and other assets of $500,000 and deferred revenues of $852,000. During this period, cash used for investing activities was $18.8 million, representing primarily cash used for acquisitions of $18.0 million and deferred acquisition costs of $553,000. During the three months ended March 31, 1998, the Company generated cash from financing activities of $22.1 million including $7.8 million net proceeds from the issuance of convertible, preferred stock and $14.4 million net proceeds from long-term debt.

     In November 1997, the Company closed a secured line of credit, with an aggregate availability of $10.0 million with FINOVA Capital to be used primarily for acquisition purposes and working capital. The line of credit has a five-year term and bears interest at an annual rate of prime plus 1.25% to 2.00%, depending upon whether the Company achieves certain debt service ratios. At May 14, 1998, the interest rate was 9.5% per annum. In February 1998, the available credit under this facility was increased to $30.0 million. At May 14, 1998, the Company had $1.8 million available for borrowing under this line of credit.

     The Company believes that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998. The Company's ability to consummate future acquisitions will be determined by the Company's ability to attain additional sources of capital. Consequently, the Company will seek additional sources of financing, including borrowings and the sale of equity and/or debt securities. The sale of equity securities, including securities convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to the Company, or at all.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable.


ITEM 2.  CHANGE IN SECURITIES.

         During the quarter ended March 31, 1998, the Company completed the sale of 850,000 shares of its Convertible, Redeemable Preferred Stock, Series A in a private placement for $8.5 million with net proceeds to the Company of $7.8 million after the payment of placement agent commissions and other offering expenses. These net proceeds will be used primarily for funding future acquisitions and related expenses.

          Shares of the Convertible, Redeemable Preferred Stock, Series A are convertible into shares of Common Stock. Until February 9, 1999, the shares can be converted into that number of Common Stock shares determined by dividing the initial price of $10.00 per share by a conversion price of $8.50. On February 9, 1999, the conversion price will reset for the lesser of $8.50 per share or the trailing 30-day average closing price of the Common Stock, subject to a minimum price of $6.75 per share.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27. Financial Data Schedule (solely for use by the Commission)

         (b)  Reports on Form 8-K

              (i) A current report on Form 8-K was filed with the Commission on January 15, 1998, and amended on March 16, 1998, in connection with the acquisition by the Company of OPMS.

              (ii) A current report on Form 8-K was filed with the Commission on February 23, 1998, in connection with the acquisition by the Company of Pace Financial Corporation.

              (iii) A current report on Form 8-K was filed with the Commission on February 24, 1998, in connection with the private placement of Convertible, Redeemable Preferred Stock, Series A.

              (iv) A current report on Form 8-K was filed with the Commission on March 12, 1998, in connection with the acquisition by the Company of Micro-Software Designs, Inc. and Medical Software Integrators, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INFOCURE CORPORATION



Date:  May 15, 1998               /S/  Frederick  L. Fine
       ------------               -----------------------
                                     Frederick L. Fine
                                     President; Chief Executive Officer
                                     (Principal Executive Officer); Director



Date:  May 15, 1998              /S/ Richard E. Perlman
       ------------              ----------------------
                                     Richard E. Perlman
                                     Chairman of the Board;
                                     Chief Financial Officer
                                     (Principal Financial Treasurer;
                                     Principal Accounting Officer); Director