Form 10QSB
period 1998-06-30
INFOCURE CORP
filed 1998-08-14
CIK 1028584

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[MARK ONE]
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the issuer's class of capital stock as of August 3, 1998, the latest practicable date, is as follows: 6,093,751 shares of Common Stock, $.001 par value.

================================================================================

                              INFOCURE CORPORATION

                                  FORM 10-QSB
                                    FOR THE
                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements

        Consolidated Balance Sheets......................................  1
          June 30, 1998 (unaudited) and December 31, 1997

        Consolidated Statements of Operations (unaudited)................  2
          Three months ended June 30, 1998 and July 31, 1997
          Six months ended June 30, 1998 and July 31, 1997

        Consolidated Statements of Cash Flows (unaudited)................  3
          Six months ended June 30, 1998 and July 31, 1997

        Notes to Consolidated Financial Statements.......................  4

Item 2. Management's Discussion and Analysis of Financial Condition......  9
          and Results of Operations

                          PART II.  OTHER INFORMATION

Item 2. Change in Securities............................................. 12

Item 5. Other Information................................................ 12

Item 6. Exhibits and Reports on Form 8-K................................. 12

        Signatures....................................................... 13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                        JUNE 30, 1998              DECEMBER 31, 1997
                                                                            ---------------------       ----------------------
Current assets:                                                                  (unaudited)
 Cash.......................................................................    $  4,105,194                 $  1,406,193
 Accounts and notes receivable, net of allowances of $258,000 and $51,000...       6,669,143                    5,168,850
 Inventory..................................................................         490,157                      437,371
 Deferred tax asset.........................................................         675,000                      556,000
 Prepaid expenses and other current assets..................................         903,858                      511,110
                                                                                ------------                 ------------
Total current assets........................................................      12,843,352                    8,079,524

Property and equipment, net of depreciation of $706,281 and $708,884........       3,455,469                    1,327,796
Goodwill, net of amortization of $1,751,240 and $404,888....................      38,627,093                   17,013,526
Other intangibles, net of amortization of $49,165 and $34,510...............       1,724,656                    1,027,249
Deferred tax asset..........................................................       2,059,855                    1,906,000
Other assets................................................................         352,809                      196,993
                                                                                ------------                 ------------
Total assets................................................................    $ 59,063,234                 $ 29,551,088
                                                                                ============                 ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...........................................................    $  1,099,412                 $  1,693,624
 Accrued restructuring costs................................................       2,136,272                    3,172,066
 Accrued expenses...........................................................       2,158,701                    1,084,070
 Deferred revenue and customer deposits.....................................       4,437,204                    3,388,284
 Current portion of long-term debt..........................................       2,587,009                    2,001,393
                                                                                ------------                 ------------
Total current liabilities...................................................      12,418,598                   11,339,437

Long-term debt, less current portion........................................      27,663,969                    6,960,200
Other liabilities...........................................................               -                    6,518,968
                                                                                ------------                 ------------
Total liabilities...........................................................      40,082,567                   24,818,605
                                                                                ------------                 ------------
Common stock issuable for earnout commitment................................       1,575,000                            -
                                                                                ------------
Convertible preferred stock.................................................       8,500,000                            -
                                                                                ------------

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000 shares authorized; 6,093,751 and
  5,760,647 issued and outstanding at June 30, 1998 and December 31, 1997,
  respectively..............................................................           6,094                        5,761
 Additional paid-in capital.................................................      20,822,226                   16,662,910
 Accumulated deficit........................................................     (11,701,048)                 (11,820,284)
 Treasury stock at cost.....................................................        (221,605)                    (115,904)
                                                                                ------------                 ------------
Total stockholders' equity..................................................       8,905,667                    4,732,483
                                                                                ------------                 ------------
Total liabilities and stockholders' equity..................................    $ 59,063,234                 $ 29,551,088
                                                                                ============                 ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30, 1998      JULY 31, 1997       JUNE 30, 1998       JULY 31, 1997
                                                   -----------------  -----------------   -----------------   ---------------
Revenues:
  Systems and software revenues.....................  $ 7,314,408         $  948,406          $13,357,721       $1,757,836
  Maintenance support and other.....................    4,927,596          1,316,854            9,449,103        1,997,380
                                                      -----------         ----------          -----------       ----------
    Total revenues..................................   12,242,004          2,265,260           22,806,824        3,755,216

Operating expenses:
  Cost of revenues..................................    3,024,798            482,499            4,923,531        1,155,771
  Salaries and operating expenses...................    6,436,774          1,495,472           12,888,744        2,299,971
  Depreciation and amortization.....................      903,850            137,320            1,771,216          198,342
  Restructuring costs...............................      750,000                               1,874,032
                                                      -----------         ----------          -----------       ----------
    Total operating expenses........................   11,115,422          2,115,291           21,457,523        3,654,084

Income from operations..............................    1,126,582            149,969            1,349,301          101,132
   Other income (expense), net......................     (653,802)           (60,474)            (984,065)        (117,933)
                                                      -----------         ----------          -----------       ----------
Income (loss) before income taxes...................      472,780             89,495              365,236          (16,801)
   Provision (benefit) for income taxes.............      236,000             26,000              246,000           (6,000)
                                                      -----------         ----------          -----------       ----------
Net Income (loss)...................................  $   236,780         $   63,495          $   119,236       $  (10,801)
                                                      ===========         ==========          ===========       ==========

Income (loss) per share-basic.......................  $       .04         $      .02          $       .02
                                                      ===========         ==========          ===========

Income (loss) per share-diluted.....................  $      $.03         $      .02          $       .02
                                                      ===========         ==========          ===========

Weighted average number of shares -  basic..........    6,093,751          3,581,183            5,996,095
                                                      ===========         ==========          ===========

Weighted average number of shares - diluted.........    8,038,791          3,636,313            7,647,244
                                                      ===========         ==========          ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                   --------------------------------
                                                                                   June 30, 1998      July 31, 1997
                                                                                   -------------       -------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income (loss)..............................................................   $    119,236        $   (10,801)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
   Depreciation and amortization................................................      1,771,216            198,342
   Deferred income tax (benefits)...............................................        246,000             (6,000)
  Changes in current assets and liabilities, net of effects of acquisitions:
   Accounts and notes receivable................................................       (284,994)            28,108
   Inventory....................................................................        153,288             57,269
   Prepaid expenses and other assets............................................       (653,425)          (107,386)
   Accounts payable and accrued expenses........................................        658,335             84,570
   Deferred revenue.............................................................       (938,536)          (117,979)
                                                                                   ------------        -----------
     Total cash provided by (used for) operating activities.....................      1,071,120            126,123
                                                                                   ------------        -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Property and equipment expenditures..........................................     (1,499,015)            (6,801)
   Cash paid for capitalized acquisition costs and other intangible.............       (629,617)          (660,499)
     assets
   Expenditures for software development costs..................................       (620,149)           (51,429)
   Cash paid for acquisitions...................................................    (18,108,007)        (2,751,824)
                                                                                   ------------        -----------
     Total cash provided by (used for) investing activities.....................    (20,856,788)        (3,470,553)
                                                                                   ------------        -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.......................................              -          6,433,607
   Proceeds from issuance of convertible preferred stock........................      7,819,952                  -
   Net proceeds (repayment) of long-term debt...................................     14,770,418         (1,465,209)
   Purchase of treasury stock...................................................       (105,701)                 -
                                                                                   ------------        -----------
     Total cash provided by (used for) financing activities.....................     22,484,669          4,968,398
                                                                                   ------------        -----------

Net increase in cash............................................................      2,699,001          1,623,968

Beginning cash and cash equivalents.............................................      1,406,193            198,735
                                                                                   ------------        -----------

Ending cash and cash equivalents................................................   $  4,105,194        $ 1,822,703
                                                                                   ============        ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     The information presented at June 30, 1998 and July 31, 1997 and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Transition Report on Form 10-KSB filed with the Commission on April 1, 1998.


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

     All acquisitions which have occurred subsequent to the consummation of the Offering and the acquisitions of the Founding Companies are collectively referred to herein as the "Recent Acquisitions". The acquisitions of the Founding Companies and the Recent Acquisitions have been accounted for using the purchase method of accounting. Effective January 15, 1998, the Company changed its fiscal reporting period to December 31 and on April 1, 1998, the Company filed its Transition Report on Form 10-KSB covering the eleven months ended December 31, 1998.

     The accompanying financial statements have been presented on a consolidated basis for the six months ended June 30, 1998 including InfoCure, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated Statements of Operations include AMC (InfoCure's predecessor) and its subsidiaries ICS and HCD for the period from February 1, 1997, the Founding Companies for the period from July 11, 1997 and the Recent Acquisitions from their respective effective acquisition dates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values as of June 30, 1998 and December 31, 1997.

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

CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs are expensed as incurred prior to establishing the technological feasibility of a product. Costs incurred between the establishment of technological feasibility and the time a product is available for general release are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months).

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

EARNINGS PER SHARE

     The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per share for the six months ended June 30, 1998 is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. Earnings per share for the period ended July 31, 1997 has not been presented as it is not considered meaningful due to the acquisitions of the Founding Businesses and the Company's initial public offering in conjunction with the formation of the Company during the period ended December 31, 1997.

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



                                                                             PRO FORMA                     PRO FORMA
                                                                      THREE MONTHS ENDED JULY           SIX MONTHS ENDED
                                                                             31, 1997                    JULY 31, 1997
                                                                   ---------------------------------------------------------
             Net revenue......................................            $11,063,000                     $22,126,000
             Net income.......................................            $   600,000                     $ 1,157,000
             Earnings per share-basic.........................            $       .10                     $       .19
             Earnings per share-diluted.......................            $       .08                     $       .16


NOTE 4.  COMMON STOCK ISSUABLE FOR EARNOUT COMMITMENT

     Effective December 1, 1997, the Company adopted a plan to restructure its operations by reevaluating and consolidating existing facilities and acquired operations. As a result, during the year ended December 31, 1997, the Company recognized $11.1 million of charges related to the impairment of goodwill, capitalized software, and contingent consideration associated with prior acquisitions, referred to as "earnout commitments." A portion of these earnout commitments are payable in the form of common stock. As of June 30, 1998, $1,575,000 of such earnout commitments was to be settled by issuance of approximately 286,000 shares of common stock.

NOTE 5.  COMMON STOCK AND EARNINGS PER SHARE

     Common stock issued and outstanding reflects shares issued in the Company's initial public offering completed effective July 10, 1997, and shares issued to effect the acquisitions of the Founding Businesses and the Recent Acquisitions. The weighted average outstanding share computations used in the pro forma earnings per share computation for the respective periods reflect the respective time periods for which the shares issued were outstanding. Shares authorized, issued and outstanding and earnings per share for periods prior to July 10, 1997 (the effective date of the acquisition of the Founding Businesses), are not considered meaningful and have not been presented.


NOTE 6.   CASH FLOW STATEMENT

     The financial statements for the six months ended June 30, 1998 reflect approximately $4,140,000 in Common Stock issued in connection with the Recent Acquisitions of Micro-Designs and MSI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (i) the Company's anticipation that maintenance, support and other revenues will generally increase as a percentage of total revenues over the long-term; (ii) the Company's intention to increase its sales and marketing expenditures in future periods; (iii) the Company's anticipation of increased expenditures on product development; (iv) the Company's expectation of additional capital investments during 1998; (v) the Company's belief that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least 1998; and
(vi) the Company's intention to seek additional sources of financing. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1997 which was filed with the Securities and Exchange Commission (the "Commission") on April 1, 1998.


     Change in Fiscal Year.  The Company historically has reported its financial
statements on a fiscal year ending January 31.   In January 1998, the Company
determined to change its fiscal year end from January 31 to December 31, giving retroactive effect to the change such that the Company's fiscal year beginning February 1, 1997 ended on December 31, 1997. As a result, the Company's second quarter in 1998 covers the three months ended June 30, 1998, as compared to the Company's second quarter in 1997, which covers the three months ended July 31, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

     Revenues. Total revenues for the three months ended June 30, 1998 were $12.2 million, as compared to total revenues of $2.3 million for the three months ended July 31, 1997. Total revenues for the six months ended June 30, 1998 were $22.8 million, as compared to total revenues of $3.8 million for the six months ended July 31, 1997. These increases in total revenues primarily reflect the completion of the acquisition of the Founding Companies effective July 10, 1997, and the Recent Acquisitions as of their respective effective dates. Revenues for periods prior to July 10, 1997 include only revenues of the Company's predecessor, AMC, and its consolidated subsidiaries. Systems and software revenues were $7.3 million for the three months ended June 30, 1998, or 59.7% of total revenues, while maintenance, support, and other revenues were $4.9 million, or 40.3% of total revenues for the same period. Systems and software revenues were $13.4 million for the six months ended June 30, 1998, or 58.6% of total revenues, while maintenance, support, and other revenues were $9.4 million, or 41.4% of total revenues for the same period. The Company anticipates that maintenance, support, and other revenues will generally increase as a percentage of total revenues over the long-term if the Company is able to continue to expand and retain its installed customer base.

     Cost of Revenues. For the three months ended June 30, 1998, cost of revenues were $3.0 million, or 24.7% of total revenues, as compared to $482,000, or 21.3% of total revenues, for the three months ended July 31, 1997. For the six months ended June 30, 1998, cost of revenues were $4.9 million, or 21.6% of total revenues, as compared to $1.2 million, or 30.8% of total revenues, for the six months ended July 31, 1997. The dollar volume increase in cost of revenues reflects primarily the increase in total costs resulting from the acquisition of the Founding Companies and the Recent Acquisitions. The decrease in cost of revenues as a percentage of total revenues reflects primarily changes in gross margin associated with the different businesses included in these acquisitions and a reduced focus on hardware sales.

     Salaries and Operating Expenses. Salaries and operating expenses include sales and marketing expenses, administrative expenses and product development expenses. Sales and marketing expenses includes salaries, variable commissions and bonuses for the sales force, advertisement and promotional marketing materials, travel and telephone charges. Administrative expenses include salaries for administrative personnel, rents, telephone charges, insurance, and other administrative expenses. Salaries and operating expenses increased to $6.4 million, or 52.6% of total revenues for the three months ended June 30, 1998, as compared to $1.5 million, or 66.0% of total revenues, for the three months ended July 31, 1997. Salaries and operating expenses increased to $12.9 million, or 56.5% of total revenues for the six months ended June 30, 1998, as compared to $2.3 million, or 61.2% of total revenues, for the six months ended July 31, 1997. The dollar volume increase in salaries and operating expenses reflects primarily the increases in expenditures for marketing, and administrative personnel and other selling and administrative costs which support the significantly expanded business associated with the Company's recent acquisitions. The Company intends to increase its sales and marketing expenditures in future periods in order to continue to promote the Company's broad range of product offerings. Product development expenses consist of personnel and related costs incurred to conduct the Company's product development effort. Management believes that significant continuing investments in product development are required to compete effectively in the Company's industry.

     Depreciation and Amortization. Depreciation and amortization expenses were $904,000, or 7.4% of total revenues, for the three months ended June 30, 1998, as compared to $137,000, or 6.0% of total revenues, for the three months ended July 31, 1997. Depreciation and amortization expenses were $1.8 million, or 7.8% of total revenues, for the six months ended June 30, 1998, as compared to $198,000, or 5.3% of total revenues, for the six months ended July 31, 1997. Increased depreciation and amortization expense represents primarily the significant increase in goodwill due to the acquisition of the Founding Companies and Recent Acquisitions. The Company expects additional capital investments during 1998 as it continues to develop the infrastructure needed to support increased levels of operations.

     Restructuring Charge. Effective December 1, 1997, the Company adopted a plan to restructure its operations by consolidating existing facilities and acquired operations. In connection with this plan, management also reevaluated the Company's investment in goodwill and capitalized software in light of the Company's proposed consolidations of product lines, current market conditions and the restructuring plan. During the year ended December 31, 1997, the Company recognized $11.1 million of charges related to the impairment of goodwill, capitalized software and contingent consideration associated with prior acquisitions. The restructuring plan, which included terminations of certain redundant staff positions, was completed during the second quarter of 1998. Details of this restructuring plan were finalized and communicated in the first quarter of 1998. In connection with the restructuring plan, the Company recognized a charge of $750,000, or 6.1% of total revenues, related to contingent consideration for an acquisition payable to former shareholders of one of the Founding Companies in the second quarter of 1998.

     Income from Operations. Income from operations was $1.1 million, or 9.2% of total revenues, for the three months ended June 30, 1998, as compared to the income from operations of $150,000, or 6.6% of total revenues, for the three months ended July 31, 1997. Income from operations was $1.3 million, or 5.9% of total revenues, for the six months ended June 30, 1998, as compared to income from operations of $101,000 or 0.03% of total revenues for the six months ended July 31, 1997. The significant increase in income from operations for each of these periods represent primarily the profitable results of operations of businesses included in the Company's Recent Acquisitions, as well as efficiencies realized by the Company from a larger installed customer base and higher total revenues.

     Other Expenses. Other expenses increased to $654,000 for the three months ended June 30, 1998, as compared to $60,000 for the three months ended July 31, 1997. Other expenses increased to $984,000 for the six months ended June 30, 1998, as compared to $118,000 for the six months ended July 31, 1997. The increase relates primarily to increases in interest expense related to indebtedness incurred to complete the Company's Recent Acquisitions.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $236,000 for the three months ended June 30, 1998, as compared to $26,000 for the three months ended July 31, 1997. The provision for income taxes was $246,000 for the six months ended June 30, 1998 and the benefit for income taxes was $6,000 for the six months ended July 31, 1997. The variation in effective income tax rates is largely due to permanent differences resulting from the amortization of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had total cash and cash equivalents of $4.1 million and working capital of $400,000. During the six months ended June 30, 1998, the Company generated $1.1 million of cash from operating activities, representing primarily a net income of $119,000 and non-cash depreciation and amortization expenses of $1.8 million offset by reductions in deferred revenue of $900,000. During this period, cash used for investing activities was $20.9 million, representing primarily cash used for acquisitions of $18.1 million and property and equipment costs of $1.5 million. During the six months ended June 30, 1998, the Company generated cash from financing activities of $22.5 million including $7.8 million net proceeds from the issuance of convertible, preferred stock and $14.8 million net proceeds from long-term debt.

     In November 1997, the Company closed a secured line of credit, with an aggregate availability of $10.0 million with FINOVA Capital to be used primarily for acquisition purposes and working capital. The line of credit has a five-year term and bears interest at an annual rate of prime plus 1.25% to 2.00%, depending on whether the Company achieves certain debt service ratios. In February 1998, the available credit under this facility was increased to $30.0 million. At August 13, 1998 the interest rate was 9.5% per annum and the Company had $1.9 million available for borrowing under this line of credit.

     The Company believes that its operating cash flow, combined with availability of funds under its line of credit facility, will be sufficient to fund the Company's working capital requirements through at least the next twelve months. The Company's ability to consummate future acquisitions will be determined by the Company's ability to attain additional sources of capital. Consequently, the Company will seek additional sources of financing, including borrowings and the sale of equity and/or debt securities. The sale of equity securities, including securities convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to the Company or at all.


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

        Not Applicable

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            27. Financial Data Schedule (solely for use by the Commission)

        (b) Reports on Form 8-K

            (i) A current report on Form 8-K was filed with the Commission on April 8, 1998 in connection with the Company's change of fiscal year end.

            (ii) An amended report on Form 8-K/A was filed with the Commission on May 11, 1998, in connection with the acquisition by the Company of Micro-Software Designs, Inc. and Medical Software Integrators, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INFOCURE CORPORATION


Date:  August 14, 1998                   /s/  Frederick  L. Fine
       --------------------              ---------------------------------------
                                         Frederick L. Fine
                                         President; Chief Executive Officer
                                         (Principal Executive Officer); Director

Date:  August 14, 1998                   /s/ Richard E. Perlman
       --------------------              ---------------------------------------
                                         Richard E. Perlman
                                         Chairman of the Board;
                                         Chief Financial Officer
                                         Principal Financial Treasurer;
                                         Director

Date:  August 14, 1998                   /s/ Gary W. Plumer
       --------------------              ---------------------------------------
                                         Gary W. Plumer
                                         Vice President-Finance;
                                         Assistant Secretary;
                                         Assistant Treasurer
                                         (Principal Accounting Officer)