Form 10QSB
period 1998-09-30
INFOCURE CORP
filed 1998-11-16
CIK 1028584

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  [MARK ONE]
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of October 31, 1998, the latest practicable date, is as follows: 6,681,576 shares of Common Stock, $.001 par value.

================================================================================

                             INFOCURE CORPORATION

                                  FORM 10-QSB
                                    FOR THE
                       QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION


                                                                           Page
Item 1. Financial Statements                                              Number
                                                                          ------
         Consolidated Balance Sheets....................................     1
           September 30, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Operations (unaudited)...............    2
           Three months ended September 30, 1998 and October 31, 1997
           Nine months ended September 30, 1998 and October 31, 1997

         Consolidated Statements of Cash Flows (unaudited)...............    3
           Nine months ended September 30, 1998 and October 31, 1997

         Notes to Consolidated Financial Statements......................    4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

                          PART II.  OTHER INFORMATION


Item 2. Change in Securities..............................................   12

Item 5. Other Information.................................................   12

Item 6. Exhibits and Reports on Form 8-K..................................   12

        Signatures........................................................   13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                  1998                     1997
                                                                              ------------             ------------
                                                                               (unaudited)
                            ASSETS
Current assets:
Cash..........................................................                 $  4,002,792            $  1,406,193
Accounts and notes receivable, net of allowances of $233,906
 and $51,000..................................................                    9,786,009               5,168,850
Inventory.....................................................                      554,990                 437,371
Deferred tax asset............................................                      675,000                 556,000
Prepaid expenses and other current assets.....................                      857,067                 511,110
                                                                               ------------            ------------
 Total current assets.........................................                   15,875,858               8,079,524

Property and equipment, net of depreciation of $938,459 and
 $708,884.....................................................                    4,230,118               1,327,796
Goodwill, net of amortization of $2,438,083 and $404,888......                   38,388,275              17,013,526
Other intangible assets, net of amortization of $147,301 and
 $34,510......................................................                    1,721,233               1,027,249
Deferred tax asset............................................                    1,423,955               1,906,000
Other assets..................................................                      358,155                 196,993
                                                                               ------------            ------------
Total assets..................................................                 $ 61,997,594            $ 29,551,088
                                                                               ============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable..............................................                 $  1,269,834            $  1,693,624
Accrued expenses..............................................                    2,318,993               1,084,070
Accrued restructuring costs...................................                      718,179               3,172,066
Deferred revenue and customer deposits........................                    4,657,261               3,388,284
Current portion of long-term debt.............................                    2,766,096               2,001,393
                                                                               ------------            ------------
 Total current liabilities....................................                   11,730,363              11,339,437

Long-term debt, less current portion..........................                   27,047,492               6,960,200
Other liabilities.............................................                            -               6,518,968
                                                                               ------------            ------------
 Total liabilities............................................                   38,777,855              24,818,605
                                                                               ------------            ------------

Convertible redeemable preferred stock........................                    8,500,600                       -
                                                                               ------------            ------------

Stockholders' equity:
Common stock, $.001 par value, 15,000,000 shares authorized;
 6,722,019 and 5,760,647 issued and 6,681,576 and 5,739,574
 outstanding at September 30, 1998 and December 31, 1997,
 respectively.................................................                        6,722                   5,761
Additional paid-in capital....................................                   25,406,700              16,662,910
Accumulated deficit...........................................                  (10,472,678)            (11,820,284)
Treasury stock, at cost.......................................                     (221,605)               (115,904)
                                                                               ------------            ------------
 Total stockholders' equity...................................                   14,719,139               4,732,483
                                                                               ------------            ------------
Total liabilities and stockholders' equity....................                 $ 61,997,594            $ 29,551,088
                                                                               ============            ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ------------------------------     -----------------------------
                                                    SEPTEMBER 30,     OCTOBER  31,     SEPTEMBER 30,     OCTOBER  31,
                                                    -------------     ------------     -------------     -----------
Revenue:
 Systems and software...........................    $ 6,904,822       $ 3,078,213       $20,262,544       $4,836,049
 Maintenance, support and other.................      5,586,956         2,869,340        15,035,458        4,866,720
                                                    -----------       -----------       -----------       ----------
   Total revenue................................     12,491,778        5 ,947,553        35,298,002        9,702,769
                                                    -----------       -----------       -----------       ----------

Operating expenses:
 Hardware and other items purchased for resale..      1,811,279         1,474,086         6,734,809        2,629,857
 Selling, general and administrative...........       6,884,932         3,329,977        19,773,072        5,629,949
 Depreciation and amortization.................         978,732           395,283         2,749,948          593,624
 Restructuring costs...........................               -                 -         1,874,032                -
                                                    -----------       -----------       -----------       ----------
   Total operating expenses.....................      9,674,943         5,199,346        31,131,861        8,853,430
                                                    -----------       -----------       -----------       ----------

Operating income................................      2,816,835           748,207         4,166,141          849,339
Interest and other, net.........................       (716,567)          (16,778)       (1,700,635)        (134,711)
                                                    -----------       -----------       -----------       ----------
Income before income taxes......................      2,100,268           731,429         2,465,506          714,628
Provision for income taxes......................        871,900           329,000         1,117,900          323,000
                                                    -----------       -----------       -----------       ----------
Net income......................................    $ 1,228,368       $   402,429       $ 1,347,606       $  391,628
                                                    ===========       ===========       ===========       ==========

Earnings per share:
Basic...........................................           $.20              $.07              $.22             $.10
                                                    ===========       ===========       ===========       ==========

Diluted.........................................           $.15              $.07              $.17             $.09
                                                    ===========       ===========       ===========       ==========

Weighted average shares outstanding:
Basic...........................................      6,243,356         5,683,149         6,065,034        4,076,962
                                                    ===========       ===========       ===========       ==========

Diluted.........................................      8,364,728         5,911,095         7,903,534        4,297,257
                                                    ===========       ===========       ===========       ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                               ----------------------------
                                                                               September 30,    October 31,
                                                                                   1998            1997
                                                                               ------------    ------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income..................................................................  $  1,347,606     $   391,628
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
  Depreciation and amortization..............................................     2,749,948         593,624
  Deferred income tax........................................................     1,042,900               -
 Changes in current assets and liabilities, net of effects of acquisitions:
  Accounts and notes receivable..............................................    (3,401,858)       (658,422)
  Inventory..................................................................        88,455         118,219
  Prepaid expenses and other assets..........................................      (476,525)         82,739
  Accounts payable and accrued expenses......................................       342,130      (1,071,181)
  Deferred revenue...........................................................      (787,704)       (583,890)
                                                                               ------------     -----------
   Total cash provided by (used for) operating activities....................       904,952      (1,127,283)
                                                                               ------------     -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment expenditures........................................    (2,225,667)        (54,102)
  Cash paid for capitalized acquisition costs and other intangible
  assets.....................................................................      (864,632)       (865,908)
  Capitalized software development costs.....................................      (899,901)       (124,015)
  Cash paid for acquisitions.................................................   (18,674,181)     (6,972,410)
                                                                               ------------     -----------
   Total cash used for investing activities..................................   (22,664,381)     (8,016,435)
                                                                               ------------     -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................................     2,308,750       6,433,607
  Proceeds from issuance of convertible preferred stock......................     7,819,952               -
  Net proceeds of long-term debt.............................................    14,333,027       3,587,106
  Purchase of treasury stock.................................................      (105,701)       (174,256)
                                                                               ------------     -----------
   Total cash provided by financing activities...............................    24,356,028       9,846,457
                                                                               ------------     -----------
Net increase in cash.........................................................     2,596,599         702,739

Cash and cash equivalents, beginning of period...............................     1,406,193         198,735
                                                                               ------------     -----------
Cash and cash equivalents, end of period.....................................  $  4,002,792     $   901,474
                                                                               ============     ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

  The information presented at September 30, 1998 and October 31, 1997, and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Transition Report on Form 10-KSB filed with the Commission on April 1, 1998.

  InfoCure was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock (the "Offering") and simultaneously acquired the following six operating companies: International Computer Solutions, Inc. ("ICS"), Health Care Division, Inc. ("HCD"), Millard-Wayne, Inc. ("Millard-Wayne"), KComp Management Systems, Inc. ("KComp"), DR Software, Inc. ("DR Software") and Rovak, Inc. ("Rovak") (collectively the "Founding Companies"). American Medcare Corporation ("AMC"), a holding company and parent of ICS, HCD, and Millard-Wayne, originally incorporated on January 11, 1983, was merged with and into InfoCure at the time the Offering became effective and is considered a predecessor company to InfoCure and the accounting acquirer of all the Founding Companies. All outstanding shares of AMC were converted into approximately 3.0 million shares of InfoCure Common Stock concurrently with the consummation of the Offering.
The aggregate consideration paid for the Founding Companies was approximately $3.7 million in cash and 907,000 shares of Common Stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

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

  The accompanying financial statements have been presented on a consolidated basis for the nine months ended September 30, 1998 including InfoCure and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated Statements of Operations include AMC (InfoCure's predecessor) and its subsidiaries ICS and HCD for the period from February 1, 1997, the Founding Companies for the period from July 11, 1997 and the Recent Acquisitions from their respective effective acquisition dates.

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

REVENUE RECOGNITION

  Revenue from software and hardware sales is generally recognized at delivery if the requirements of SOP97-2 (Software Revenue Recognition) have been met. If the requirements have not been met, the software revenue is recognized under a percentage of completion basis. Services revenue is recognized as the work is completed, creating deferred revenue when amounts are billed prior to the completion of services. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as they are provided.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values as of September 30, 1998 and December 31, 1997.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

  Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business acquisitions accounted for under the purchase method. All goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Capitalized acquisition costs include fees and other expenses incurred in connection with the Company's acquisition program. As acquisitions are completed, such costs are included in the Company's total investment to be allocated appropriately. Other intangible assets consist primarily of deferred loan costs, which are being amortized over the life of the respective loans at rates, which approximate the interest method.

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

ASSET IMPAIRMENT

  Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121.

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

RESTRUCTURING COSTS

  The Company records the cost of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees, in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

EARNINGS PER SHARE

  The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per share for the nine months ended September 30, 1998 is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents.

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

NOTE 3.  BUSINESS ACQUISITIONS

  The following unaudited pro forma information presents the revenue, net income and earnings per share of the Company as if the acquisitions of the Founding Companies and the Recent Acquisitions had occurred as of February 1, 1997. The pro forma information is not necessarily indicative of actual results if such acquisitions occurred as of February 1, 1997, nor is it indicative of results of operations, which may be realized in future periods. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, operating expenses not assumed as part of the acquisitions, amortization of goodwill, interest expense, and income taxes.


                                       PRO FORMA           PRO FORMA
                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                    OCTOBER 31, 1997   OCTOBER 31, 1997
                                   ------------------  -----------------
     Revenue.....................      $11,063,000        $33,189,000
     Net income..................      $   579,000        $ 1,736,000
     Earnings per share-basic....      $       .09        $       .28
     Earnings per share-diluted..      $       .07        $       .23


NOTE 4.  COMMON STOCK ISSUED FOR EARNOUT COMMITMENT

  Effective December 1, 1997, the Company adopted a plan to restructure its operations by re-evaluating and consolidating existing facilities and acquired operations (the "Restructuring Plan"). As a result, during the year ended December 31, 1997, the Company recognized $11.1 million of charges related to the impairment of goodwill, capitalized software, and contingent consideration associated with prior acquisitions, referred to as "earnout commitments." A portion of these earnout commitments were payable in the form of common stock. As of September 30, 1998, $2,273,852 of such earnout commitments were settled by issuance of approximately 384,487 shares of common stock.

NOTE 5.  COMMON STOCK AND EARNINGS PER SHARE

  Common stock issued and outstanding reflects shares issued in the Company's initial public offering completed effective July 10, 1997, and shares issued to effect the acquisitions of the Founding Businesses and the Recent Acquisitions. The financial statements for the nine months ended September 30, 1998 reflect approximately $6,414,000 in Common Stock issued in connection with the acquisitions of Micro-Designs, MSI, and earnout commitments associated with prior acquisitions. The weighted average number of shares outstanding used in computing basic EPS for the nine months ended September 30, 1998 was 6,065,034. The weighted average number of shares outstanding used in computing diluted EPS for the nine months ended September 30, 1998 was 7,903,534 including common stock equivalents of 986,648 shares assuming exercise of the Company's options and warrants and the effect of 1,000,070 shares issuable assuming the conversion of the Company's convertible preferred stock into common stock.

NOTE 6.  SUBSEQUENT EVENTS

  On October 23, 1998, InfoCure Corporation ("InfoCure" or the "Company") acquired substantially all of the assets, subject to the assumption of approximately $4.6 million of liabilities, of the Healthcare Systems Division ("HSD") (the "HSD Acquisition") of The Reynolds and Reynolds Company ("Reynolds and Reynolds"). HSD is currently headquartered in Dayton, Ohio, and provides healthcare practice management systems principally to the radiology, anesthesiology and enterprise-wide medical practice and MSO markets. The aggregate consideration consisted of approximately $37.4 million in cash, a $10.0 million subordinated, convertible note payable to the seller over five years and a $2.0 million subordinated promissory note payable to the seller within 120 days of closing, for a total purchase price of approximately $49.4 million. The purchase price is subject to adjustment based on the final adjusted net asset value of HSD on the close date and other asset valuation adjustments. In addition to the purchase price, InfoCure paid closing costs of approximately $1.5 million. The convertible note is convertible at InfoCure's option at any time through September 30, 1999, into shares of InfoCure common stock. The conversion price is based on the market price of the common stock at the time of conversion. The cash portion of the purchase price was funded by a term loan from InfoCure's senior lender. The Company expects to record a one-time pretax charge of approximately $9.0 million in the quarter ended December 31, 1998 representing the acquisition of in-process research and development of software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (i) the Company's belief that its operating cash flow, combined with availability of funds under its line of credit facility and from private placements with institutional investors will be sufficient to fund the Company's working capital requirements through at least the next twelve months; and (ii) the Company's intention to seek additional sources of financing to fund future acquisitions, if any. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1997 which was filed with the Commission on April 1, 1998.

  CHANGE IN FISCAL YEAR. The Company historically has reported its financial statements on a fiscal year ending January 31. In January 1998, the Company determined to change its fiscal year end from January 31 to December 31, giving retroactive effect to the change such that the Company's fiscal year beginning February 1, 1997 ended on December 31, 1997. As a result, the Company's third quarter in 1998 covers the three months ended September 30, 1998, as compared to the Company's third quarter in 1997, which covers the three months ended October 31, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

  TOTAL REVENUE. Total revenue for the three months ended September 30, 1998 was $12.5 million, compared to total revenue of $5.9 million for the three months ended October 31, 1997. Total revenue for the nine months ended September 30, 1998 was $35.3 million, compared to total revenue of $9.7 million for the nine months ended October 31, 1997. These increases in total revenue primarily reflect the completion of the acquisition of the Founding Companies effective July 10, 1997, and the Recent Acquisitions as of their respective effective dates. Revenue for periods prior to July 10, 1997 include only revenue of the Company's predecessor, AMC, and its consolidated subsidiaries. Systems and software revenue was $6.9 million for the three months ended September 30, 1998, or 55% of total revenue, while maintenance, support, and other revenue was $5.6 million, or 45% of total revenue for the same period. Systems and software revenue was $20.3 million for the nine months ended September 30, 1998, or 57% of total revenue, while maintenance, support, and other revenue was $15.0 million, or 43% of total revenue for the same period. The Company recognized strong demand during the quarter across several products, especially its enterprise-wide Ideal general medical software product.

  HARDWARE AND OTHER ITEMS PURCHASED FOR RESALE. For the three months ended September 30, 1998, hardware and other items purchased for resale was $1.8 million, or 15% of total revenue, compared to $1.5 million, or 25% of total revenue, for the three months ended October 31, 1997. For the nine months ended September 30, 1998, hardware and other items purchased for resale was $6.7 million, or 19% of total revenue, compared to $2.6 million, or 27% of total revenue, for the nine months ended October 31, 1997. For the three months ended September 30, 1998, gross margin, which represents total revenue less hardware and other items purchased for resale, was 85% of the total revenue compared to 75% of total revenue, for the three months ended October 31, 1997. For the nine months ended September 30, 1998, gross margin was 81% of total revenue compared to 73% of total revenue for the nine months ended October 31, 1997. The increase in the gross margin as a percentage of total revenue reflects primarily changes in gross margin associated with the different businesses included in these acquisitions, and a shift in the revenue mix away from lower margin hardware sales to higher margin software sales and the increased percentage of high margin maintenance revenue.

  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense includes sales and marketing expense, client service expense, product development expense and administrative expense covering principally personnel, rent, telephone and travel. Selling, general and administrative expense increased to $6.9 million, or 55% of total revenue for the three months ended September 30, 1998, compared to $3.3 million, or 56% of total revenue for the three months ended October 31, 1997. Selling, general and administrative expense increased to $19.8 million, or 56% of total revenue for the nine months ended September 30, 1998, compared to $5.6 million, or 58% of total revenue, for the nine months ended October 31, 1997. The decrease in selling, general and administrative expenses as a percent of revenue reflects the leveraging of fixed costs as the Company continues to grow.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $979,000, or 8% of total revenue, for the three months ended September 30, 1998, compared to $395,000, or 7% of total revenue, for the three months ended October 31, 1997. Depreciation and amortization expense was $2.7 million, or 8% of total revenue, for the nine months ended September 30, 1998, compared to $594,000, or 6% of total revenue, for the nine months ended October 31, 1997. Increased depreciation and amortization expense primarily represents the significant increase in goodwill due to the acquisition of the Founding Companies and Recent Acquisitions.

  RESTRUCTURING COSTS. In the nine months ended September 30, 1998, the Company incurred a cost of $1.9 million associated with the Restructuring Plan.

  INTEREST AND OTHER, NET. Interest and other, net, increased to $717,000, or 6% of total revenue, for the three months ended September 30, 1998, compared to $17,000, or 0.3% of total revenue, for the three months ended October 31, 1997. Interest and other, net, increased to $1.7 million, or 5% of total revenue, for the nine months ended September 30, 1998, compared to $135,000, or 1% of total revenue, for the nine months ended October 31, 1997. The increase relates primarily to increases in interest expense related to indebtedness incurred to complete the Company's Recent Acquisitions.

  PROVISION FOR INCOME TAXES. The provision for income taxes was $872,000 for the three months ended September 30, 1998, compared to $329,000 for the three months ended October 31, 1997. The provision for income taxes was $1.1 million for the nine months ended September 30, 1998 compared to $323,000 for the nine months ended October 31, 1997. The effective income tax rate of 45% for the nine months ended September 31, 1998, is higher than statutory rates due to permanent differences resulting from the amortization of nondeductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had total cash and cash equivalents of $4.0 million and working capital of $4.1 million. The Company's current ratio increased to 1.35:1 at September 30, 1998, from 0.71:1 at December 31, 1997. During the nine months ended September 30, 1998, the Company generated $905,000 of cash from operating activities. During this period, cash used in investing activities was $22.7 million, representing primarily cash used for acquisitions of $18.7 million and property and equipment costs of $2.2 million. Of the cash invested in acquisitions, $12.8 million and $5.3 million were used to acquire MDI and MSI, respectively. The MDI acquisition provided the Company with its Windows-based client/server practice management software serving oral and maxillofacial surgery practices. This software is being further developed by the Company as a core product serving these and other specialties. The MSI acquisition provided the Company with a leading position among office-based anesthesiology practices and InfoMine, a decision support tool designed to help physicians utilize information collected by the Company's core products. A substantial portion of the property and equipment costs represented the Company's investment in its telecommunications infrastructure.

  During the nine months ended September 30, 1998, the Company generated cash from financing activities of $24.4 million, including $14.3 million net proceeds from the Company's commercial credit facility (the "Line of Credit") and $7.8 million net proceeds from the issuance of convertible preferred stock. These net proceeds were principally used to fund the Company's acquisition of PACE, MDI and MSI. The PACE acquisition provided the company with its Ideal core software product for enterprise-wide general medical practices and MSO's.

  The Line of Credit was established in November 1997, with an original aggregate availability of $10.0 million to be used primarily for acquisition purposes and working capital. The available credit under this facility was increased to $30.0 million in February 1998 and to $70.0 million on September 28, 1998. The Line of Credit has a five-year term, bears interest at an annual rate of prime plus 1.25% to 2.00%, depending on the Company achieving certain debt service ratios, and is secured by substantially all of the Company's assets. As of September 30, 1998, the interest rate was 9.5% and the outstanding and otherwise committed balance under the facility was $27.8 million.

  On February 9, 1998, the Company completed the private placement of 850,060 shares of convertible redeemable preferred stock resulting in gross proceeds to the Company of $8.5 million and net proceeds of approximately $7.8 million after offering expenses. The Company granted to the placement agent a warrant to acquire 100,000 shares of the Company's common stock at an exercise price of $9.00 per share.

  On September 28, 1998, the Company completed the sale of 203,338 shares of Common Stock for $2.5 million in a private placement to an institutional investor (the "Institutional Placement"). The investor committed to invest $7.5 million of additional funds, which must be invested from time to time at the request of the Company, at its sole discretion, and subject to certain price and trading volume limitations, upon the exercise of put options during the 18 months ending February 28, 2000.

  In connection with the HSD Acquisition, the Company delivered to Reynolds and Reynolds a $10.0 million five-year, convertible promissory note, bearing interest per annum at rates commencing at 8.0% and increasing each year to a maximum of 14.0%. The note is convertible at the option of the Company during the first year of the term into shares of common stock at a price based on the market value of the common stock at the conversion date. In addition, the Company delivered to Reynolds and Reynolds a $2.0 million subordinated promissory note payable within 120 days of the closing of the HSD Acquisition.

  The Company believes that its existing cash and anticipated future operating cash flow, combined with availability of funds under the Line of Credit and Institutional Placement, will be sufficient to fund the Company's working capital requirements through at least the next twelve months. The Company's ability to consummate future acquisitions will be determined by the Company's ability to attain additional sources of capital. Consequently, the Company may seek additional sources of financing, including borrowings and the sale of equity and/or debt securities. The sale of equity securities, including securities convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to the Company or at all.

YEAR 2000 COMPLIANCE

     Many existing installed computer systems and software products are designed to accept and process year codes of only two digits in their date fields. These systems and products are not "Year 2000 compliant" because they may not operate properly when requested to distinguish twenty-first century dates from twentieth century dates. Computer systems and software products that are not Year 2000 compliant must therefore be upgraded or replaced. Significant uncertainty exists concerning both the capacity of companies and other entities to effect all of the upgrades or replacements required to achieve Year 2000 compliance and the potential consequences that may result from the failure to do so.

     The Company's Year 2000 compliance plan consists of an on-going program covering software products acquired or developed by the Company prior to the HSD Acquisition ("Current Products"), a recently commenced program covering the products acquired in the HSD Acquisition ("HSD Products") and a program covering internal and third-party systems. While the Company does not anticipate that the failure of any of its Current Products, HSD Products or internal and third-party systems to be Year 2000 compliant would result in a material adverse effect on the Company's business, financial condition and results of operations, no assurance can be given that any such failure would not have such an effect. In the future, the Company may acquire additional products that may not be Year 2000 complaint. No assurance can be given that the Company will not incur significant unknown costs relating to Year 2000 compliance in connection with any such acquisitions.

     Current Products. The Company has concluded that a majority of its current products are Year 2000 compliant. For those of its Current Products that are not Year 2000 compliant, the Company has implemented a program for developing and installing Year 2000 compliance solutions, including the development and installation of one or more software patches. Customers must be on current maintenance contracts with the Company to qualify for patches or other solutions. The Company believes that it will complete its Year 2000 Compliance Program for its Current Products by July 1999, but no assurance can be given that it will do so. Potential hindrances include but are not limited to delays or failures in the development or implementation of solutions, an inability to hire technical resources necessary to complete all tasks, failure by customers to install patches in a proper or timely manner and an inability to locate customers not currently under a maintenance contract. The Company estimates that the cost to complete its Year 2000 Compliance Program for its Current Products will be less than $200,000. This estimate is based on assumptions that the Company believes to be reasonable at this time, but no assurance can be given that these assumptions will remain true.

     HSD Products. Reynolds and Reynolds has represented to the Company that it has performed a Year 2000 assessment of the seven HSD Products and has reported the results of this assessment to the Company. Based on these representations, the Company believes that Year 2000 solutions have been tested and developed for three of the seven HSD Products, that development of solutions for two of the HSD Products is currently in progress with estimated completion by December 1998 and that two of the seven HSD Products are more than five years old and therefore should be retired. The Company estimates that the cost to complete its Year 2000 Compliance Program for the HSD Products will be less than $300,000. This estimate is based on assumptions that the Company believes to be reasonable at this time, but no assurance can be given that these assumptions will remain true.

     Internal and Third-Party Systems. The Company has assessed its internal software and hardware systems and believes that it is not exposed to potential business disruptions due to the failure of such systems to be Year 2000 compliant. In addition, the Company has contacted parties with which it conducts a material amount of business to assess the status of their Year 2000 compliance programs. The Company intends to complete its determination of Year 2000 compliance by these third parties by March 1999, and to develop strategies to assure that no material business disruptions result from third-party Year 2000 noncompliance. These strategies may include demanding assurance that current business partners achieve timely Year 2000 compliance or, in the absence of such assurance, contracting with alternate third parties or developing a workaround. In addition, because the Company's products are often interfaced with a customer's existing third-party applications, the Company's products may experience difficulties resulting from the non-compliance of such existing applications. Although the Company does not anticipate costs associated with internal and third-party systems Year 2000 compliance to be material, no assurance can be given that the Company will not incur significant costs to complete the compliance program for these systems.

     Potential for Year 2000 Litigation. Multiple lawsuits relating to Year 2000 issues have been filed against one of the Company's competitors. The plaintiffs in these lawsuits are seeking compensatory damages and equitable and injunctive relief. The Company has taken measures to avoid the type of lawsuit brought against this competitor. However, as the Company develops and implements its Year 2000 compliance plan, no assurance can be given that a Year 2000-related claim will not be brought against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation. Litigation, regardless of its outcome, could result in substantial cost to the Company, divert management's attention from the Company's operations and impact customer purchasing decisions. Any such litigation could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

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

              Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INFOCURE CORPORATION


Date:  November 16, 1998      /s/  Frederick L. Fine
       -----------------      ----------------------
                              Frederick L. Fine
                              President; Chief Executive Officer
                              (Principal Executive Officer); Director


Date:  November 16, 1998      /s/ Lance B. Cornell
       -----------------      --------------------
                              Lance B. Cornell
                              Chief Financial Officer
                              (Principal Financial Officer)


Date:  November 16, 1998      /s/ Gary W. Plumer
       -----------------      ------------------
                              Gary W. Plumer
                              Vice President-Finance;
                              Assistant Secretary;
                              Assistant Treasurer
                              (Principal Accounting Officer)