Form 10QSB/A
period 1998-03-31
INFOCURE CORP
filed 1999-01-26
CIK 1028584

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                              INFOCURE CORPORATION

                                 FORM 10-QSB/A
                                    FOR THE
                          QUARTER ENDED MARCH 31, 1998

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

Item 5.    Other Information.......................................................12

Item 6.    Exhibits and Reports on Form 8-K........................................12

           Signatures..............................................................14

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements.
                              INFOCURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                        MARCH 31, 1998           DECEMBER 31, 1997
                                                                            ----------------------       -------------------
                                                                                  (unaudited)
Current assets:
 Cash.......................................................................          $  5,129,635              $  1,406,193
 Accounts and notes receivable, net of allowance of $71,000 and $51,000.....             4,889,475                 5,168,850
 Inventory..................................................................               720,980                   437,371
 Deferred tax assets........................................................               675,000                   556,000
 Prepaid expenses and other current assets..................................               778,513                   511,110
                                                                             ---------------------        ------------------
Total current assets........................................................            12,193,603                 8,079,524

 Property and equipment, net of depreciation of $686,310 and $708,884.......             2,510,697                 1,327,796
 Goodwill, net of amortization of $1,069,002 and $404,888...................            38,884,638                17,013,526
 Capitalized acquisition costs and other intangibles, net of amortization
  of $79,650 and $34,510....................................................             1,025,721                 1,027,249
 Deferred tax assets........................................................             2,273,885                 1,906,000
 Other assets...............................................................               549,803                   196,993
                                                                             ---------------------       -------------------
Total assets................................................................          $ 57,438,347              $ 29,551,088
                                                                             =====================       ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...........................................................          $    744,822              $  1,693,624
 Accrued restructuring costs................................................             1,565,390                 3,172,066
 Accrued expenses...........................................................             2,244,374                 1,084,070
 Deferred revenue and customer deposits.....................................             4,742,991                 3,388,284
 Current portion of long-term debt..........................................               991,858                 2,001,393
                                                                             ---------------------        ------------------
Total current liabilities...................................................            10,289,435                11,339,437

Long-term debt, less current portion........................................            28,956,167                 6,960,200
Other liabilities...........................................................                     -                 6,518,968
                                                                             ---------------------       -------------------
Total liabilities...........................................................            39,245,602                24,818,605
                                                                             ---------------------       -------------------

Common stock issuable for earnout commitment................................             1,575,000                         -
                                                                             ---------------------       -------------------
Convertible preferred stock.................................................             8,500,000                         -
                                                                             ---------------------       -------------------

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000 shares authorized; 6,132,414 and
  5,760,647 issued and outstanding at March 31, 1998 and December 31, 1997,
  respectively..............................................................                 6,132                     5,761
 Additional paid-in capital.................................................            21,024,390                16,662,910
 Accumulated deficit........................................................           (12,737,826)              (11,820,284)
   Treasury stock at cost...................................................              (174,951)                 (115,904)
                                                                             ---------------------       -------------------
Total stockholders' equity..................................................             8,117,745                 4,732,483
                                                                             ---------------------       -------------------
Total liabilities and stockholders' equity..................................          $ 57,438,347              $ 29,551,088
                                                                             =====================       ===================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                       THREE MONTHS ENDED

                                                                           -----------------------------------------
                                                                             MARCH 31, 1998         APRIL 30, 1997
                                                                           ------------------     ------------------
Revenues:
  Systems and software revenues............................................       $ 6,043,313             $  809,429
  Maintenance, support, and other..........................................         4,521,507                680,528
                                                                           ------------------     ------------------
     Total revenues........................................................        10,564,820              1,489,957

Operating expenses:
   Cost of revenues........................................................         1,898,735                673,274
   Salaries and operating expenses.........................................         6,451,968                804,499
   Depreciation and amortization...........................................           867,366                 61,022
   Restructuring costs.....................................................         1,124,032                      -
                                                                           ------------------     ------------------
     Total operating expenses..............................................        10,342,101              1,538,795

Income (loss) from operations..............................................           222,719                (48,838)
Other income (expense), net................................................          (330,263)               (57,458)
                                                                           ------------------     ------------------
Loss before income taxes...................................................          (107,544)              (106,296)
Provision (benefit) for income taxes.......................................            10,000                (32,000)
                                                                           ------------------     ------------------
Net loss...................................................................          (117,544)               (74,296)

Accretive dividend.........................................................           800,000                      -
                                                                           ------------------     ------------------
Net loss to common stockholders............................................       $  (917,544)             $ (74,296)
                                                                           ==================     ==================
Loss per share-basic.......................................................             $(.16)
                                                                           ==================
Loss per share-diluted.....................................................             $(.16)
                                                                           ==================

Weighted average number of shares..........................................         5,898,439
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


NOTE 7.   ACCRETIVE DIVIDEND

      In February 1998, the Company completed the sale of approximately 850,000 shares of Convertible Redeemable Preferred Stock in a private placement for approximately $8.5 million which netted the Company approximately $7.8 million. In connection therewith, the Company also granted the placement agent a ten-year warrant to acquire 100,000 shares of the Company's Common Stock.

      Shares of the Convertible Redeemable Preferred Stock are immediately convertible into common stock at an equivalent conversion price of $8.50, which was the market value of the common stock at the date of the private placement. The Company has recognized $800,000 as an accretive dividend attributable to the immediate conversion feature of this convertible issue including placement fees and the estimated value of warrants granted to the placement agent.

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


                                  INFOCURE CORPORATION



Date:  January 25, 1999           /S/  Frederick  L. Fine
       ----------------           -----------------------
                                     Frederick L. Fine
                                     President; Chief Executive Officer
                                     (Principal Executive Officer); Director



Date:  January 25, 1999          /S/ Lance B. Cornell
       ----------------          --------------------
                                     Lance B. Cornell
                                     Senior Vice President-Finance;
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date: January 25, 1999           /S/ Gary W. Plumer
      ----------------           ------------------
                                     Gary W. Plumer
                                     Vice President-Finance
                                     (Principal Accounting Officer)