Form 10QSB/A
period 1998-06-30
INFOCURE CORP
filed 1999-01-26
CIK 1028584

================================================================================

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

                              INFOCURE CORPORATION

                                 FORM 10-QSB/A
                                    FOR THE
                          QUARTER ENDED JUNE 30, 1998

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

Item 2. Change in Securities............................................. 12

Item 5. Other Information................................................ 12

Item 6. Exhibits and Reports on Form 8-K................................. 12

        Signatures....................................................... 13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                        JUNE 30, 1998              DECEMBER 31, 1997
                                                                            ---------------------       ----------------------
Current assets:                                                                  (unaudited)
 Cash.......................................................................    $  4,105,194                 $  1,406,193
 Accounts and notes receivable, net of allowances of $258,000 and $51,000...       6,669,143                    5,168,850
 Inventory..................................................................         490,157                      437,371
 Deferred tax asset.........................................................         675,000                      556,000
 Prepaid expenses and other current assets..................................         903,858                      511,110
                                                                                ------------                 ------------
Total current assets........................................................      12,843,352                    8,079,524

Property and equipment, net of depreciation of $706,281 and $708,884........       3,455,469                    1,327,796
Goodwill, net of amortization of $1,751,240 and $404,888....................      38,046,445                   17,013,526
Other intangibles, net of amortization of $49,165 and $34,510...............       1,724,656                    1,027,249
Deferred tax asset..........................................................       2,059,855                    1,906,000
Other assets................................................................         352,809                      196,993
                                                                                ------------                 ------------
Total assets................................................................    $ 58,482,586                 $ 29,551,088
                                                                                ============                 ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...........................................................    $  1,099,412                 $  1,693,624
 Accrued restructuring costs................................................       2,136,272                    3,172,066
 Accrued expenses...........................................................       2,158,701                    1,084,070
 Deferred revenue and customer deposits.....................................       4,437,204                    3,388,284
 Current portion of long-term debt..........................................       2,587,009                    2,001,393
                                                                                ------------                 ------------
Total current liabilities...................................................      12,418,598                   11,339,437

Long-term debt, less current portion........................................      27,663,969                    6,960,200
Other liabilities...........................................................               -                    6,518,968
                                                                                ------------                 ------------
Total liabilities...........................................................      40,082,567                   24,818,605
                                                                                ------------                 ------------
Common stock issuable for earnout commitment................................       1,575,000                            -
                                                                                ------------                 ------------
Convertible preferred stock.................................................       8,500,000                            -
                                                                                ------------                 -----------

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000 shares authorized; 6,093,751 and
  5,760,647 issued and outstanding at June 30, 1998 and December 31, 1997,
  respectively..............................................................           6,094                        5,761
 Additional paid-in capital.................................................      21,041,578                   16,662,910
 Accumulated deficit........................................................     (12,501,048)                 (11,820,284)
 Treasury stock at cost.....................................................        (221,605)                    (115,904)
                                                                                ------------                 ------------
Total stockholders' equity..................................................       8,325,019                    4,732,483
                                                                                ------------                 ------------
Total liabilities and stockholders' equity..................................    $ 58,482,586                 $ 29,551,088
                                                                                ============                 ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30, 1998      JULY 31, 1997       JUNE 30, 1998       JULY 31, 1997
                                                   -----------------  -----------------   -----------------   ---------------
Revenues:
  Systems and software revenues.....................  $ 7,314,408         $  948,406          $13,357,721       $1,757,836
  Maintenance support and other.....................    4,927,596          1,316,854            9,449,103        1,997,380
                                                      -----------         ----------          -----------       ----------
    Total revenues..................................   12,242,004          2,265,260           22,806,824        3,755,216

Operating expenses:
  Cost of revenues..................................    3,024,798            482,499            4,923,531        1,155,771
  Salaries and operating expenses...................    6,436,774          1,495,472           12,888,744        2,299,971
  Depreciation and amortization.....................      903,850            137,320            1,771,216          198,342
  Restructuring costs...............................      750,000                               1,874,032
                                                      -----------         ----------          -----------       ----------
    Total operating expenses........................   11,115,422          2,115,291           21,457,523        3,654,084

Income from operations..............................    1,126,582            149,969            1,349,301          101,132
   Other income (expense), net......................     (653,802)           (60,474)            (984,065)        (117,933)
                                                      -----------         ----------          -----------       ----------
Income (loss) before income taxes...................      472,780             89,495              365,236          (16,801)
   Provision (benefit) for income taxes.............      236,000             26,000              246,000           (6,000)
                                                      -----------         ----------          -----------       ----------
Net Income (loss)...................................      236,780             63,495              119,236          (10,801)

Accretive dividend..................................            -                  -              800,000               -
                                                      -----------         ----------          -----------       ----------
Net income (loss) to common stockholders............  $   236,780          $  63,495          $  (680,764)      $  (10,801)
                                                      ===========         ==========          ===========       ==========
Income (loss) per share-basic.......................  $       .04         $      .02          $      (.11)
                                                      ===========         ==========          ===========

Income (loss) per share-diluted.....................  $      $.03         $      .02          $      (.11)
                                                      ===========         ==========          ===========

Weighted average number of shares -  basic..........    6,093,751          3,581,183            5,996,095
                                                      ===========         ==========          ===========

Weighted average number of shares - diluted.........    8,038,791          3,636,313            5,996,095
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

                                         INFOCURE CORPORATION


Date:  January 25, 1999              /s/ Frederick  L. Fine
       ----------------                  ------------------
                                         Frederick L. Fine
                                         President; Chief Executive Officer
                                         (Principal Executive Officer); Director


Date:  January 25, 1999              /s/ Lance B. Cornell
       ----------------                  ----------------
                                         Lance B. Cornell
                                         Senior Vice President-Finance;
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date:  January 25, 1999              /s/ Gary W. Plumer
       ----------------                  --------------
                                         Gary W. Plumer
                                         Vice President-Finance;
                                         Assistant Secretary;
                                         Assistant Treasurer
                                         (Principal Accounting Officer)