Form 10QSB/A
period 1998-09-30
INFOCURE CORP
filed 1999-01-26
CIK 1028584

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

                             INFOCURE CORPORATION

                                  FORM 10-QSB/A
                                    FOR THE
                       QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                                  1998                     1997
                                                                              ------------             ------------
                                                                               (unaudited)
                            ASSETS
Current assets:
Cash..........................................................                 $  4,002,792            $  1,406,193
Accounts and notes receivable, net of allowances of $233,906
 and $51,000..................................................                    9,786,009               5,168,850
Inventory.....................................................                      554,990                 437,371
Deferred tax asset............................................                      675,000                 556,000
Prepaid expenses and other current assets.....................                      857,067                 511,110
                                                                               ------------            ------------
 Total current assets.........................................                   15,875,858               8,079,524

Property and equipment, net of depreciation of $938,459 and
 $708,884.....................................................                    4,230,118               1,327,796
Goodwill, net of amortization of $2,438,083 and $404,888......                   37,807,627              17,013,526
Other intangible assets, net of amortization of $147,301 and
 $34,510......................................................                    1,721,233               1,027,249
Deferred tax asset............................................                    1,423,955               1,906,000
Other assets..................................................                      358,155                 196,993
                                                                               ------------            ------------
Total assets..................................................                 $ 61,416,946            $ 29,551,088
                                                                               ============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable..............................................                 $  1,269,834            $  1,693,624
Accrued expenses..............................................                    2,318,993               1,084,070
Accrued restructuring costs...................................                      718,179               3,172,066
Deferred revenue and customer deposits........................                    4,657,261               3,388,284
Current portion of long-term debt.............................                    2,766,096               2,001,393
                                                                               ------------            ------------
 Total current liabilities....................................                   11,730,363              11,339,437

Long-term debt, less current portion..........................                   27,047,492               6,960,200
Other liabilities.............................................                            -               6,518,968
                                                                               ------------            ------------
 Total liabilities............................................                   38,777,855              24,818,605
                                                                               ------------            ------------

Convertible redeemable preferred stock........................                    8,500,600                       -
                                                                               ------------            ------------

Stockholders' equity:
Common stock, $.001 par value, 15,000,000 shares authorized;
 6,722,019 and 5,760,647 issued and 6,681,576 and 5,739,574
 outstanding at September 30, 1998 and December 31, 1997,
 respectively.................................................                        6,722                   5,761
Additional paid-in capital....................................                   25,626,052              16,662,910
Accumulated deficit...........................................                  (11,272,678)            (11,820,284)
Treasury stock, at cost.......................................                     (221,605)               (115,904)
                                                                               ------------            ------------
 Total stockholders' equity...................................                   14,138,491               4,732,483
                                                                               ------------            ------------
Total liabilities and stockholders' equity....................                 $ 61,416,946            $ 29,551,088
                                                                               ============            ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ------------------------------     -----------------------------
                                                    SEPTEMBER 30,     OCTOBER  31,     SEPTEMBER 30,     OCTOBER  31,
                                                    -------------     ------------     -------------     -----------
Revenue:
 Systems and software...........................    $ 6,904,822       $ 3,078,213       $20,262,544       $4,836,049
 Maintenance, support and other.................      5,586,956         2,869,340        15,035,458        4,866,720
                                                    -----------       -----------       -----------       ----------
   Total revenue................................     12,491,778        5 ,947,553        35,298,002        9,702,769
                                                    -----------       -----------       -----------       ----------

Operating expenses:
 Hardware and other items purchased for resale..      1,811,279         1,474,086         6,734,809        2,629,857
 Selling, general and administrative...........       6,884,932         3,329,977        19,773,072        5,629,949
 Depreciation and amortization.................         978,732           395,283         2,749,948          593,624
 Restructuring costs...........................               -                 -         1,874,032                -
                                                    -----------       -----------       -----------       ----------
   Total operating expenses.....................      9,674,943         5,199,346        31,131,861        8,853,430
                                                    -----------       -----------       -----------       ----------

Operating income................................      2,816,835           748,207         4,166,141          849,339
Interest and other, net.........................       (716,567)          (16,778)       (1,700,635)        (134,711)
                                                    -----------       -----------       -----------       ----------
Income before income taxes......................      2,100,268           731,429         2,465,506          714,628
Provision for income taxes......................        871,900           329,000         1,117,900          323,000
                                                    -----------       -----------       -----------       ----------
Net income......................................      1,228,368           402,429         1,347,606          391,628
Accretive dividend..............................              -                 -           800,000                -
                                                    -----------       -----------       -----------       ----------
Net income to common stockholders...............    $ 1,228,368       $   402,429       $   547,606       $  391,628
                                                    ===========       ===========       ===========       ==========

Earnings per share:
Basic...........................................           $.20              $.07              $.09             $.10
                                                    ===========       ===========       ===========       ==========

Diluted.........................................           $.15              $.07              $.07             $.09
                                                    ===========       ===========       ===========       ==========

Weighted average shares outstanding:
Basic...........................................      6,243,356         5,683,149         6,065,034        4,076,962
                                                    ===========       ===========       ===========       ==========

Diluted.........................................      8,364,728         5,911,095         7,903,534        4,297,257
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

NOTE 7.  SUBSEQUENT EVENTS

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

                              INFOCURE CORPORATION


Date:  January 25, 1999       /s/  Frederick L. Fine
       ----------------       ----------------------
                              Frederick L. Fine
                              President; Chief Executive Officer
                              (Principal Executive Officer); Director


Date:  January 25, 1999      /s/ Lance B. Cornell
       ----------------      --------------------
                              Lance B. Cornell
                              Senior Vice President-Finance;
                              Chief Financial Officer
                              (Principal Financial Officer)


Date:  January 25, 1999      /s/ Gary W. Plumer
       ----------------      ------------------
                              Gary W. Plumer
                              Vice President-Finance;
                              Assistant Secretary;
                              Assistant Treasurer
                              (Principal Accounting Officer)