Form 10KSB
period 1998-12-31
INFOCURE CORP
filed 1999-02-26
CIK 1028584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-KSB

                                ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

         For the transition period from              to

                       Commission File Number: 011-12799

                              InfoCure Corporation
              (exact name of registrant specified in its charter)

              Delaware                                   58-2271614
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                           No.)

         1765 The Exchange                                 30339
             Suite 450                                   (zip code)
          Atlanta, Georgia
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (770) 221-9990

                                ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                                ----------------
          Securities registered pursuant to Section 12(g) of the Act:

             Title of each class                    Name of exchange on which registered
             -------------------                    ------------------------------------
   Common Stock, par value $.001 per share                The Nasdaq Stock Market

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   The Registrant's revenues for the fiscal year ended December 31, 1998 were $63.7 million.

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the common stock on February 24, 1999 as reported by The Nasdaq Stock Market, was approximately $213 million. The shares of common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 24, 1999, Registrant had outstanding 8,888,936 shares of common stock.

   Transitional Small Business Disclosure Format (check one): Yes      No  X

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   Some of the statements contained in this report contain forward-looking information. These statements are found in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." They include statements concerning:

  .  InfoCure's growth and operating strategy;

  .  liquidity and capital expenditures;

  .  InfoCure's financing plans;

  .  trends in InfoCure's industry and in healthcare generally;

  .  trends in government regulation; and

  .  payment of dividends.

Forward-looking statements can be identified by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may" and "will" or similar words. Such statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors that May Affect Future Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

   InfoCure Corporation ("InfoCure" or the "Company") is a leading national provider of healthcare practice management software products and services to targeted healthcare practice specialties. InfoCure's systems are used primarily by small to mid-size medical practices within the following specialty practice areas: anesthesiology, emergency medicine, oral and maxillofacial surgery, orthodontics, pathology, podiatry and radiology. In addition, InfoCure is the leading provider of software products and services to larger medical practices utilizing the IBM AS/400 computer platform. Our systems include software and related hardware, ongoing training and support and electronic data interchange or "EDI" services. These systems are designed to increase the quality and reduce the cost of providing care by allowing physicians to manage their practices more efficiently, contain costs and reduce the administrative burdens created by an increasingly complex healthcare environment.

   InfoCure was incorporated in Delaware in November 1996. Prior to July 10, 1997, InfoCure conducted no significant operations and generated no revenue. On July 10, 1997, InfoCure completed the acquisitions of: American Medcare Corporation ("AMC") (including its subsidiaries, International Computer Solutions, Inc. ("ICS"), Health Care Division, Inc. and Millard-Wayne, Inc. ("Millard-Wayne")); DR Software, Inc. ("DR Software"); KComp Management Systems, Inc. ("KComp"); and Rovak, Inc. ("Rovak"). These companies are collectively referred to herein as the "Founding Companies." On July 10, 1997, InfoCure also completed its initial public offering of 1.4 million shares of common stock at a price to the public of $5.50 per share, resulting in net proceeds to InfoCure of approximately $6.0 million.

 Acquisitions

   Effective October 1, 1997, InfoCure acquired SoftEasy, Inc. ("SoftEasy"), Commercial Computers, Inc. ("CCI") and Professional On-Line Computers, Inc. ("POLCI"). SoftEasy provided practice management systems for podiatrists. CCI provided UNIX- and Windows-based practice management systems for mid-size and large medical practices and clinics. POLCI provided AS/400-based practice management systems to hospital-affiliated physician practices, large non-hospital physician clinics, radiology practices and management service organizations.

   Effective November 1, 1997, InfoCure acquired PACE Financial Corporation ("PACE") and effective December 1, 1997, InfoCure acquired the orthodontic business unit of HALIS Services, Inc. ("OPMS"). PACE provided AS/400 practice management systems. OPMS provided Windows-based software solutions for orthodontists.

   Effective January 1, 1998, InfoCure acquired Micro-Software Designs, Inc. ("MDI") and Medical Software Integrators, Inc. ("MSI"). MDI provided Windows-based client/server practice management software, with an emphasis on oral and maxillofacial surgery practices. MSI provided practice management systems to independent anesthesiology practices.

   On October 23, 1998, InfoCure acquired substantially all of the assets and assumed certain liabilities of the Healthcare Systems Division ("HSD") of The Reynolds and Reynolds Company (the "HSD Acquisition"). HSD provided healthcare practice management systems principally to radiology, anesthesiology and enterprise-wide medical practices. With the HSD Acquisition, InfoCure entered the radiology market and increased its presence in anesthesiology and among larger general medical practices utilizing AS/400 systems. The installed customer base of HSD included 1,580 practice sites, representing 35,020 physicians. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On December 23, 1998, InfoCure completed a merger with Radiology Management Systems, Inc. ("RADMAN"), a provider of practice management systems for radiologists. The merger with RADMAN added approximately 2,000 radiologists to InfoCure's customer base and strengthened its position as the largest provider of healthcare information systems to radiology practices in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The acquisitions of SoftEasy, CCI, POLCI, PACE, OPMS, MDI, MSI, HSD and RADMAN are referred to herein as the "Subsequent Acquisitions."

   On February 12, 1999, InfoCure completed a merger with Macon Systems Management, LLC, the parent of Medical Software Management, Inc. ("MSM"), a provider of practice management systems for dermatologists (the "MSM Merger"). With the MSM Merger, InfoCure entered the dermatology market. On February 16, 1999, InfoCure completed a merger with OMSystems, Inc. ("OMS"), a provider of practice management systems for orthodontists (the "OMS Merger"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Series A Preferred Stock Issuance

   On February 9, 1998, InfoCure completed the private placement of 850,060 shares of its Convertible, Redeemable Preferred Stock Series A (the "Series A Preferred"), resulting in gross proceeds to InfoCure of $8.5 million and net proceeds of approximately $7.8 million after payment of selling commissions to the placement agent for the offering and other expenses of the offering. InfoCure granted to the placement agent a warrant to acquire 100,000 shares of InfoCure's common stock at an exercise price of $9.00 per share. The Consolidated Financial Statements of InfoCure reflect an accretive dividend attributable to the preferred stockholders in the amount of $800,000 representing the issuance costs and the fair market value of the warrant related to the Series A Preferred.

 The Institutional Placement

   On September 28, 1998, InfoCure completed the sale of 203,338 shares (the "Institutional Placement") of common stock in a private placement to an institutional investor (the "Investor") for $2.5 million. The Investor committed to invest up to an additional $7.5 million upon the exercise by InfoCure of options ("Put Options") through February 28, 2000. Generally, upon exercise of a Put Option, the Investor must tender the amount designated by InfoCure (the "Investment Amount"). The number of shares to be issued upon exercise of a Put Option is determined by dividing the Investment Amount by an amount (the "Subscription Date

Price") equal to 92.5% of the average of the lowest three consecutive trading day closing sale prices of the common stock during the 22 trading days immediately preceding exercise of such Put Option. Generally, Put Options may be exercised only once every 30 days and only if defined conditions are met, including minimum average daily trading volumes for InfoCure's common stock and a minimum Subscription Date Price of $10.00 (the "Floor Price"). Additionally, InfoCure issued the Investor a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $23.00 per share. Since September 28, 1998, InfoCure has exercised two additional Put Options and has issued to the Investor an aggregate 431,322 shares for a total investment of $7.0 million.

   InfoCure is required to file a registration statement to register for resale by the Investor any shares of common stock issuable upon exercise of subsequent Put Options. Each subsequent registration statement must be declared effective not later than 90 days from the corresponding Put Option closing. If a registration statement is not declared effective within the applicable period, InfoCure must pay a cash penalty of 1.5% of the Investment Amount per month until the registration statement is declared effective.

   With respect to any Put Option, the Investor is entitled to receive additional shares of common stock ("Adjustment Shares") if the amount determined as 92.5% of the average of the lowest three consecutive trading day closing sales prices of the common stock during the 22 trading days immediately preceding the effective date of any registration statement relating to the shares issued upon exercise of such Put Option (the "Effective Date Price") is lower than the Subscription Date Price. In such event, the Investor will receive that number of Adjustment Shares determined by subtracting (x) the Investment Amount divided by the Subscription Date Price from (y) the Investment Amount divided by the Effective Date Price. InfoCure has the right to pay cash in lieu of the issuance of Adjustment Shares if the closing sales price of the common stock on the Effective Date is lower than $10.00.

   To date, InfoCure has paid an aggregate of $237,500 to the Investor for fees relating to the exercised Put Options and is required to pay an additional cash fee of 1.25% of the amount invested pursuant to any subsequent exercise of a Put Option.

Industry Overview

   Healthcare costs in the United States have risen dramatically over the past two decades and now represent approximately $1.0 trillion or 14% of the annual gross domestic product. Federal and state governments, insurance carriers and other third-party payors have moved aggressively to control these rising costs. One of the ways in which these entities have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee and capitated models of reimbursement. The result of these generally more restrictive reimbursement practices has been a dramatic increase in the complexity of accounting, billing and collecting payment for healthcare services.

   To address these challenges, healthcare providers are increasingly utilizing information technology, including practice management systems. While spending for information technology within the healthcare industry has historically been below that of other industries, healthcare information technology expenditures are expected to grow from $13.6 billion in 1997 to $21.0 billion by 2000. Although the practice management segment of the healthcare industry has historically lagged behind the healthcare industry as a whole in spending for information technology, expenditures on practice management systems have grown at a compound annual rate of approximately 26% from 1993 through 1997 and are projected to grow at a comparable rate through 2000.

   Practice management systems include a range of software products and services for physicians and other healthcare providers. Most practice management systems provide several common functions, including practice administration functions, such as patient scheduling; financial functions, such as patient billing and receivables management; and may include clinical functions, such as preventative care notification. Beyond these common functions, the continued evolution of information and telecommunication technologies has led to the development of electronic commerce tools for integration with practice management systems. These tools can help to improve a healthcare practice's cash flow by facilitating EDI, thereby enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements.

   Currently, nearly half of the total health claims submitted in the United States annually are processed manually. Paper claims require more time and are significantly more expensive to prepare, file and process than electronically-submitted claims. Recent industry statistics suggest that the combined costs to payors and providers of processing a manual claim total approximately 15% of the average claim amount. EDI transactions, on the other hand, can be processed directly with third-party payors or channeled through processing clearinghouses at significantly lower costs to the provider and the payor. Because of these significant cost savings, some payors are beginning to require practitioners to submit reimbursement claims electronically.

   Providers have also recognized a growing need for decision support tools that access and analyze the increasing volume of financial and clinical information generated by their practices. As the continued evolution of managed care requires physicians to be "at risk" for the costs associated with providing healthcare services, individual physicians will need advanced information technology to aggregate and evaluate financial and clinical information in an effort to manage their practices more efficiently and profitably.

   The practice management systems industry in the United States is highly fragmented, with a large number of relatively small, regionally focused companies and few national vendors. Most of these smaller competitors lack the financial and technical resources to develop, effectively market and support the advanced software products demanded by the marketplace. Many of these vendors are increasingly willing to combine with larger practice management systems vendors that have substantially greater financial, technical and managerial resources.

Strategy

   InfoCure's objective is to become the leading provider of advanced, specialty-specific practice management systems within targeted healthcare specialties. InfoCure's principal strategies to achieve this objective include:

   Continue to take advantage of niche market opportunities. InfoCure has developed significant market share within targeted niche healthcare specialties. These specialties are attractive to InfoCure because they have specific needs requiring related practice expertise. In addition, these segments are highly fragmented with several significant, but typically not dominant, players. InfoCure plans to continue to enhance its leadership position within the markets it currently serves while broadening its presence in new market niches through both internal marketing initiatives and additional strategic acquisitions.

   Cross-sell services and pursue opportunities with existing customers. With over 11,600 customer sites, InfoCure has the ability to generate significant growth by cross-selling additional products and services to its installed base. In addition, InfoCure provides its customers with ongoing maintenance, support and EDI services. These services are important sources of recurring revenue to InfoCure. InfoCure intends to focus attention on cross-selling its advanced, value-added products, such as EDI services and InfoMine, to these existing customers. InfoCure believes that its strong relationship with customers positions InfoCure to be the vendor of choice within its client base.

   Expand the features of products and services offered. Through both internal development and acquisitions, InfoCure intends to continue to provide increasingly advanced technology solutions and additional customized services. InfoCure believes this will allow InfoCure not only to capture new customers but also to offer additional products and services to InfoCure's existing customer base.

   Establish a national marketing identity. InfoCure has implemented efforts to create a strong brand identity within the physician practice management software industry. InfoCure has done so by tying all of its products together with common marketing materials under one corporate name. In addition, InfoCure has commenced InfoTour, a seminar program which enables InfoCure to meet face-to-face with customers to strengthen its relationship with them while apprising them of the new products and features available within InfoCure's core suite of products. InfoCure believes these continuing efforts will increase awareness of its latest technologies within its targeted market niches.

   Take advantage of economies of scale. InfoCure has made significant investments in its employees and the facilities and equipment necessary to support them. InfoCure recently implemented a company-wide rollout of advanced communications, accounting and client tracking systems. As a result, InfoCure has built an infrastructure that it believes can support a level of business significantly larger than currently exists. InfoCure intends to continue to leverage this investment in infrastructure through both internal growth and strategic acquisitions.

Products and Information Services

   InfoCure offers a wide range of practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate the administrative, financial and clinical information management functions of office-based, hospital-based and enterprise-wide healthcare practices. In addition to providing standard practice management features, many of InfoCure's software products offer advanced features that serve the specific needs of InfoCure's targeted healthcare practice specialties. For example, anesthesiologists are required to bill their services on the basis of time units; oral and maxillofacial surgeons must have the capability to process both medical and dental claims; orthodontists must have the ability to offer their patients contract billing alternatives; and radiologists require specialized scheduling, film tracking and image delivery capabilities. InfoCure also offers decision support software, add-on software modules and EDI services.

 Specialty Markets

   As of February 24, 1999, InfoCure had an installed base of 11,650 customer sites representing an estimated 66,000 healthcare providers and had systems installed in 50 states. The number of customer sites and the estimated number of providers in InfoCure's targeted specialties are set forth in the table below. InfoCure has focused its product development and marketing efforts on these practice specialties.

                                                 Number of    Estimated Number
               Practice Specialty              Customer Sites   of Providers
               ------------------              -------------- ----------------
   Anesthesiology.............................        163           5,000
   Dental.....................................        832           1,600
   Dermatology................................        260             500
   Emergency Medicine.........................         56           5,500
   General Medical............................      1,431           7,300
   Larger Medical Practices Utilizing AS/400
    Technologies..............................        457           8,000
   Oral and Maxillofacial Surgery.............      1,745           4,000
   Orthodontics...............................      2,476           3,400
   Pathology..................................         28             500
   Podiatry...................................      3,471           4,800
   Radiology..................................        731          25,400
                                                   ------          ------
       Total..................................     11,650          66,000
                                                   ======          ======

 Principal Products

   InfoCure classifies its principal practice management software products as either "core" or "classic." Core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. In addition, core products are the primary products currently offered to InfoCure's targeted practice specialties and are the focus of InfoCure's ongoing product development and marketing efforts. Classic products, while continuing to offer adequate functionality, typically lack the most advanced practice management features and are not designed for the latest generation of operating systems. Currently, InfoCure actively markets eleven core products and supports 20 classic products. Approximately 15% of InfoCure's practice sites use core products, while approximately 80% use classic products. InfoCure believes there is a significant opportunity to provide system upgrades to those customers utilizing classic and other non-core products by providing a migration path to its core products. While InfoCure no longer actively markets its classic products, it will continue to provide customer support for its classic products until it determines that it is no longer cost effective to do so. Additionally, approximately 5% of InfoCure's customers currently are using products that were written for operating systems or hardware platforms that are generally no longer supported by their respective vendors. InfoCure is actively promoting the migration of customers utilizing these products to newer products and intends to retire these products at the earliest possible opportunity.

   The following chart describes how the Company's principal products serve the specialties and practice areas targeted by the Company:

Specialties and Practice
      Areas Served           Principal Products            Practice Specific Features
---------------------------------------------------------------------------------------------
 Anesthesiology                  Micro*Star       . Time and unit billing
                                                  . Single entry physician/CRNA(1)
                                                    charge creation
                                                  . Integrated procedure and diagnostic
                                                    coding
                                                  . Automated concurrency calculation
                                                  . Billing for treatment of acute or chronic
                                                    pain
                                                  . Quality outcomes measurements
---------------------------------------------------------------------------------------------
 Dermatology                    Kiron Wisdom      . Open item patient and insurance
                                                    processing
                                                  . Encounter form scanning
                                                  . Cross-coding integration
                                                  . Automatic modifier generation
                                                  . Multi-resource scheduling
---------------------------------------------------------------------------------------------
 General Medical              WinMED CS Wisdom    . Open item patient and insurance
                                                    processing
                                                  . Patient charting via progress notes,
                                                    billing, narrative history and
                                                    correspondence history
                                                  . Multi-facility management, billing and
                                                    reporting
                                                  . Prescription tracking and processing
                                                  . Customizable insurance and statement form
                                                    templates
---------------------------------------------------------------------------------------------
 Larger Medical                     Ideal         . Multi-clinic capabilities/roll-up
 Practices                                          reporting
 Utilizing AS/400                                 . Global patient records across clinics
 Technologies                                     . Preventative care and outcomes analysis
                                                  . Occupational medicine capabilities
                                                  . Laboratory requisition
                                                  . Chart tracking with bar code capability
                                                  . Integrated medical records
---------------------------------------------------------------------------------------------
 Oral and Maxillofacial           WinOMS CS       . Medical and dental claim processing and
 Surgery                                            cross-coding
                                                  . Surgery narrative reporting
                                                  . Surgery stage tracking
                                                  . Implant tracking
                                                  . Pretreatment estimating and treatment
                                                    planning
                                                  . Image integration into patient records
---------------------------------------------------------------------------------------------
 Orthodontics                      OPMS/32        . Contract billing via payment coupons
                                  Orthotrac       . Time scheduling by units of doctor and
                                                    assistant time per procedure
                                                  . Treatment charting
                                                  . Diagnostic and treatment planning
                                                  . Automatic patient treatment milestone
                                                    tracking
                                                  . Imaging
---------------------------------------------------------------------------------------------
 Podiatry                          Wisdom         . Open item patient and insurance
                                                    processing
                                                  . Medicare-specific podiatry requirements
                                                  . Progress notes, histories and physician
                                                    operating
                                                  . reports and correspondence
                                                  . Integrated speech recognition
                                                  . Customizable insurance and statement form
                                                    templates
---------------------------------------------------------------------------------------------
 Hospital-                        Sentinel        . Automatic calculation of weekly
 based Providers:                                   treatments
 Emergency Medicine                               . Capability to upload transcription from
                                                    outside sources
 Pathology                                        . Bar code payment posting
 Radiology                                        . Integrated managed care features to
                                                    monitor contracts and verify eligibility

--------
(1) Certified Registered Nurse Anesthetist

   InfoCure has designed its core software products to offer advanced functionality and to operate with the latest generation of operating systems and hardware platforms. InfoCure believes that PC-based practice management systems are standardizing on the Windows family of operating systems. InfoCure's PC-based core products use Microsoft Corporation's relational database software (such as SQL Server and Access), operating system software (such as Windows 95, Windows 98 and WindowsNT) and networking software (such as Windows Terminal Server). InfoCure has adopted 32-bit client/server technology in its PC-based core products, maximizing their scalability in local and wide area network environments.

   Many larger healthcare practices including clinics, hospital-based practices and other enterprise-wide providers utilize mid-range computer platforms. There are several mid-range computer platforms that are used by these larger healthcare practices. InfoCure believes that AS/400-based systems will continue to represent a significant portion of installed mid-range computer platforms. InfoCure's mid-range core product, Ideal, is written for the AS/400 platform.

   InfoCure's systems provide customers with significant benefits that enable them to manage their practices more efficiently. Our customers are able to choose from a menu of features and functions most essential to their practices, primarily in the following areas:

  . Administrative management--appointment scheduling, patient correspondence and referral analysis;

  . Financial management--payor billing, patient billing and accounts receivable management; and

  . Clinical information management--patient medical history, treatment planning and hospital interface.

   In addition to the standard and specialty-specific features of its core products, InfoCure has recently introduced InfoMine, a decision support tool designed to be compatible with all of InfoCure's core products and to further supplement their analytical features. InfoMine enables a provider to access, sort and display data according to any data element selected by the user, including payor, referral source, reimbursement rate, time interval or other variable. InfoMine provides the customer with the ability to consolidate reporting in a flexible format, to analyze the relationship between variables and to view such reports in real time. InfoMine offers practitioners a computerized solution for rapidly analyzing the performance of their practices, including the ability to analyze the profitability of various contractual relationships with payors. Currently, InfoMine is only available as part of InfoCure's anesthesiology product. InfoCure expects to offer InfoMine as part of its products for other practice specialties during 1999.

   InfoCure also develops add-on software modules providing enhanced functionality. Current add-on software modules include:

  . a scanning system that uses optical scanning technology to automate routine data entry tasks;

  . a voice-activated medical records application that translates dictation directly into InfoCure's software thereby permitting the on-site creation of accurate patient clinical reports;

  . a digital record keeping application that allows a practice to store and merge radiographic and photographic images with correspondence and clinical medical records; and

  . an interface that enables hospital-based physician practices to download patient data from hospital systems into InfoCure's practice management system.

 Information Services

   InfoCure's core software products enable transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. EDI services currently include the following:

  . Electronic Patient Billing--electronically submits patient billing information from practices by dial-up modem or via the Internet to InfoCure's printing center or to independent national clearinghouses which process, print and mail invoices and provide billing reports to the practice.

  . Electronic Claims Submission--electronically submits insurance claims from practices to payors, either directly or through independent national clearinghouses.

  . Electronic Claims Remittance--electronically remits insurance payment and automatically posts explanation of benefits into the practice management system.

   InfoCure generates revenues by facilitating EDI transactions, currently processing more than 2.0 million EDI transactions each month through clearinghouse arrangements. InfoCure believes that clearinghouse arrangements serve customers better than EDI transactions directly with third-party payors because of a clearinghouse's ability to administer the creation and submission of claims, properly format data and facilitate reimbursements from multiple payors. Accordingly, InfoCure actively encourages its customers to enter into clearinghouse arrangements for their EDI transactions. InfoCure intends to offer additional EDI services, such as eligibility verification, referral authorization, precertification and claims status services.

Support Services

   InfoCure believes that customer satisfaction with ongoing support and services is critical to its success. InfoCure assists customers with the initial installation of systems and offers several alternatives for training and data conversion services. InfoCure's customer service and support groups are organized both by computer platform and practice specialty. In addition to providing on-site training for certain of its product lines, InfoCure maintains classroom-based training facilities in twelve locations throughout the United States. InfoCure sponsors continuing education programs, periodic newsletters and user group conferences, providing the user with current information, as well as an opportunity for InfoCure to demonstrate the features of new and enhanced products.

   InfoCure provides its customers with ongoing software support and services under annual agreements that typically have automatically renewable one year terms. These agreements provide for general support through access to help desks, error corrections to software, software upgrades within a product line and remote diagnostics. Customer support and services are provided through a wide area voice and data network which incorporates automated call distribution to route customer calls from any location to the appropriate support person, regardless of physical location. Additionally, InfoCure has acquired a company-wide customer support software system. This system, which is currently utilized to support approximately 44% of InfoCure's customers, operates within a client/server environment and provides client-tracking information to assist InfoCure support representatives. InfoCure's remaining customers are scheduled to be supported on this system by June 1999. Hardware support is generally provided directly by the manufacturer or its authorized reseller.

   InfoCure has invested significant resources in the systems, facilities and personnel required to provide outstanding service to its customers. As of February 24, 1999, the customer support and services group consisted of 392 employees, representing approximately 47% of InfoCure's total employee base.

Acquisition Integration

   InfoCure has developed a significant infrastructure to support the acquisition and integration of targeted businesses. This infrastructure consists of management and technical personnel, sophisticated communications technology and advanced financial and accounting software. An acquisition team, which includes key members of InfoCure's management and technical staff, identifies acquisition targets, performs due diligence investigations and negotiates the terms of each acquisition. An integration team, which includes key operational personnel, works with each acquired company to identify and complete the various post-acquisition tasks of integration, including incorporation of desired product features into InfoCure's products and consolidation of administrative and financial functions.

   InfoCure supports the integration of acquired businesses through company-wide communications and software systems. Dedicated T-1 telecommunications lines connect each of InfoCure's remote facilities enabling an integrated computer network and phone system. Each acquired business is rapidly migrated to this communications system in order to facilitate seamless integration with InfoCure's operations. InfoCure's accounting software is capable of standardizing the accounting and financial reporting of newly acquired companies rapidly, minimizing the time and expense associated with financial integration. InfoCure believes its infrastructure effectively positions it to continue to acquire new companies and facilitates the integration of the operations of each acquired company.

Product Development

   InfoCure's research and development organization, comprised of 186 full time employees as of February 24, 1999, is organized into product development, conversion and quality assurance groups. InfoCure's research and development efforts principally involve the incorporation of the best technologies from each acquired product into InfoCure's core practice management systems. InfoCure's research and development staff facilitates the integration of acquired products by conducting a technical review of acquired companies' software products to determine the best available functions and features within such products. Based upon this evaluation, InfoCure generally pursues one of the following alternatives for each acquired product:

  . incorporate the features of the product into one or more of InfoCure's core products; or

  .  continue to market and support the product without revision.

   From time to time, InfoCure will choose to retire obsolete software products and actively migrate users to its core products. InfoCure continually refines its core products and rapidly deploys new features and advanced technologies into such products. Moreover, InfoCure's product development staff develops additional advanced practice management functionality for its core products and add-on software modules designed to be compatible with these core products. InfoCure is also seeking to expand its EDI services to include additional capabilities such as electronic eligibility verification, referral authorization, precertification and claims status.

Sales and Marketing

   InfoCure markets its products through a direct sales force, comprised of 99 marketing and sales personnel in 20 locations as of February 24, 1999. InfoCure organizes its sales force by specialty practice area and computer platform. The sales force is trained to understand the specialty-specific needs of its customers.

   Within its existing customer base, InfoCure promotes and sells system upgrades, maintenance services, add-on software modules and information services. In addition, InfoCure targets new customers principally through seminars, trade shows, telemarketing, direct mail campaigns and advertisements in various publications. To address the complex needs of larger potential customers, InfoCure recently formed an executive sales group. In addition, senior personnel and members of management assist in sales and marketing initiatives to larger and more technically-advanced potential customers. Through third-party sources, InfoCure offers its customers who purchase systems non-recourse financing with a rapid approval process.

Intellectual Property

   InfoCure regards its software as proprietary and protects its software primarily through reliance on copyright law and trade secret protection. InfoCure generally enters into written license agreements with customers which contain customary license and support terms. In limited circumstances, InfoCure distributes its less expensive products under a "shrink-wrap" license. In most instances InfoCure provides its software products in object code form, although source code licenses have been granted in a limited number of unique situations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors that May Affect Future Results."

Competition

   InfoCure's principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally-focused companies, comprising a highly fragmented industry with only a few national vendors. Smaller, regionally-focused companies typically market their products to a single practice specialty. Until recently, larger, national vendors have targeted primarily large healthcare providers. InfoCure believes that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, InfoCure competes with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for InfoCure's products and services expands, additional competitors are likely to enter this market. InfoCure believes that the primary competitive factors in its markets are:

  .  product features and functionality;

  .  customer service, support and satisfaction;

  .  price;

  .  ongoing product enhancements; and

  .  the reputation and stability of the vendor.

Some national competitors have greater financial, development, technical, marketing and sales resources than InfoCure. If competition in the practice management systems industry intensifies, InfoCure may be required to lower the prices of its products and services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors that May Affect Future Results."

Government Regulation

   The confidentiality of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), signed into legislation on August 22, 1996, requires the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic healthcare information transactions and the data elements used in such transactions, and to adopt standards to ensure the integrity and confidentiality of such information. In August 1998, the Secretary issued proposed standards specifying electronic transactional code sets, data security and electronic signature standards and certain provider and employer identifiers (standards governing identifiers for health plans have not yet been proposed). Final standards are expected following a public comment period for each proposal and are expected to become mandatory within 24 to 36 months thereafter. InfoCure believes that the proposed standards would not materially affect InfoCure's business if adopted as proposed. There can be no assurance, however, that such standards will be adopted as proposed or that the standards yet to be proposed, particularly those related to data security, will not have a material adverse effect on InfoCure's business, financial condition and results of operations.

   As required by the HIPAA legislation, the Secretary submitted recommendations to Congress for legislation to protect privacy and confidentiality of personal health information in September 1997. If Congress does not enact legislation by August 1999, HIPAA requires the Secretary to promulgate regulations concerning such protections. Legislation governing the dissemination of medical record information is frequently proposed and debated at both the federal and state levels. Such legislation, if enacted, could require patient consent before even coded or anonymous patient information may be shared with third parties and could also require that holders or users of such information implement specified security measures. Any material restriction on the ability of healthcare providers to obtain or disseminate patient information could adversely affect InfoCure's business, financial condition and results of operations.

   The FDA has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. We have not determined to what extent InfoCure's practice management software products would be deemed to be a medical device subject to FDA regulation. The FDA has issued a draft policy statement under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDC Act applicable to medical devices. Recently, the FDA has initiated agency rulemaking which may exempt certain close-up medical image management devices from premarket notification procedures, but there can be no assurance that such an exemption actually will be adopted and, if so, that the rulemaking will apply to InfoCure's products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of production, refusal by the government to approve products, revocation of approvals or clearances previously granted and criminal prosecution. There can be no assurance that any final FDA policy governing computer products, once issued, or future laws or regulations concerning the manufacture or marketing of medical devices or healthcare information systems will not increase the cost and time to market of new or existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

Human Resources

   As of February 24, 1999, InfoCure employed 832 persons, including 99 in marketing and sales, 392 in customer support and services, 186 in product development and 155 in administration, finance and management. None of InfoCure's employees is subject to a collective bargaining arrangement. InfoCure considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

   InfoCure currently either owns or leases 20 facilities, having an aggregate of approximately 230,000 square feet. These facilities are located in: Atlanta (3 locations); Birmingham (2 locations); Charlotte; Cincinnati; Daytona Beach; Los Angeles (2 locations); Miami; Pittsburgh; and San Diego; as well as Beaverton, Oregon; Bloomington, Lake Elmo and Rochester, Minnesota; Macon, Georgia; Ridgefield, Connecticut; and Saginaw, Michigan. The remaining lease terms for InfoCure's leased facilities range between one and seven years.

ITEM 3. LEGAL PROCEEDINGS.

   From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. The Company is not currently a party to any legal proceeding for which an adverse outcome would be expected to have a material adverse effect on the Company's business, results of operations or financial condition. However, one of InfoCure's customers has initiated an arbitration claim against InfoCure claiming that software it purchased from InfoCure is not Year 2000 ready. InfoCure is no longer selling or supporting this software and is attempting to resolve this dispute. InfoCure believes that this arbitration, regardless of its outcome, will not result in a material adverse effect on InfoCure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   On January 29, 1999 InfoCure's common stock commenced trading on the Nasdaq Stock Market under the symbol "INCX." From July 10, 1997 until January 29, 1999, the common stock was traded on the American Stock Exchange under the symbol "INC." The following table sets forth the high and low closing sale prices per share of the common stock for the periods indicated, as reported on the American Stock Exchange or the Nasdaq Stock Market, as the case may be.

   Year Ended December 31, 1997                             High      Low
   ----------------------------                             ----      ----
   Third Quarter (beginning July 10, 1997)................. $ 5 5/8   $ 3 15/16
   Fourth Quarter..........................................   9 1/2     5 3/4
   Year Ended December 31, 1998                             High      Low
   ----------------------------                             ----      ----
   First Quarter........................................... $17 1/16  $ 8 1/4
   Second Quarter..........................................  16 3/16   10 15/16
   Third Quarter...........................................  16 15/16  12 3/4
   Fourth Quarter..........................................  32 3/4    11 5/8
   Year Ended December 31, 1999                             High      Low
   ----------------------------                             ----      ----
   First Quarter (through February 24, 1999)............... $ 36      $27 3/4

   On February 24, 1999, the last reported sales price for the common stock was $29 3/4 per share. As of February 24, 1998 there were approximately 350 stockholders of record of the common stock based on transfer agent reports.

   InfoCure has neither declared nor paid any cash dividends on its common stock or its preferred stock and does not anticipate paying any cash dividends in the foreseeable future. InfoCure's commercial loan agreement (the "Line of Credit") generally prohibits InfoCure from declaring or paying any dividends or other distributions with respect to its capital stock.

Recent Sales of Unregistered Securities

   Effective January 1998, InfoCure issued to the former owners of MDI an aggregate of 270,000 shares of common stock based upon a price of $10.00 per share, in connection with InfoCure's acquisition of MDI. Also effective January 1998, InfoCure issued to the former owners of MSI an aggregate of 101,767 shares of common stock based upon a price of $14.15 per share, in connection with InfoCure's acquisition of MSI. Each issuance was exempt from registration under the Securities Act of 1933, as amended, (the "Securities Act") pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

   In February 1998, InfoCure issued 850,060 shares of Series A Preferred to 96 investors in a private placement resulting in gross proceeds to InfoCure of $8.5 million. In addition, InfoCure issued to the placement agent a three-year warrant to acquire 100,000 shares of common stock at an exercise price of $9.00 per share. In connection with the private placement, each investor also received the right to purchase an aggregate 181,812 shares of common stock from a stockholder of InfoCure for a total of $1,000,000. InfoCure did not receive any of the proceeds from the sale of these shares of common stock. The sales of the shares to the investors and the issuance of the warrant to placement agent were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

   In August 1998, InfoCure issued to the former owners of KComp 102,940 shares of common stock based upon a price of $5.50 per share, in satisfaction of the earnout commitment payable by InfoCure in connection with InfoCure's acquisition of KComp in July 1997. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

   In September 1998, InfoCure issued to the former owners of Rovak an aggregate of 258,182 shares of common stock based upon a price of $5.50 per share, in satisfaction of the earnout commitment payable by InfoCure in connection with InfoCure's acquisition of Rovak in July 1997. In addition, InfoCure issued to the former owner of Millard-Wayne 11,687 shares of common stock based upon a price of $5.50 per share, in satisfaction of the earnout commitment payable by InfoCure in connection with InfoCure's acquisition of Millard-Wayne in July 1997. Also in September 1998, InfoCure issued 203,338 shares of common stock to the Investor in the Institutional Placement at $12.29479 per share and a warrant to acquire 100,000 shares of common stock at an exercise price of $23.00 per share. Each issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

   In October 1998, InfoCure issued to FINOVA Capital Corporation a warrant to acquire 245,000 shares of common stock at an exercise price of $12.00 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a private transaction not involving a public distribution.

   In November 1998, InfoCure issued an aggregate of 76,709 shares of common stock in connection with the cashless exercise of outstanding warrants held by persons affiliated with Josephthal Lyon & Ross Incorporated. The exercise price paid for the shares of common stock was $5.50 per share. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a private transaction not involving a public distribution.

   In December 1998, InfoCure issued an aggregate of 38,169 shares of common stock at $6.60 per share to former employees of KComp in satisfaction of a bonus commitment to such employees relating to InfoCure's acquisition of KComp in July 1997. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a private transaction not involving a public distribution. Also in December 1998, InfoCure issued 147,984 shares of common stock to the Investor in the Institutional Placement at $16.89375 per share. Effective December 1998, InfoCure issued to the former shareholders of RADMAN an aggregate of 497,367 shares of common stock based upon a price of $19.00 per share and assumed obligations to issue an aggregate of 57,644 shares of InfoCure common stock in lieu of RADMAN shares pursuant to existing RADMAN options and warrants in connection with InfoCure's merger with RADMAN. The issuances to the Investor and to the former shareholders of RADMAN were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. See "Description of Business--Company Overview."

   During the year ended December 31, 1998, InfoCure issued options to acquire an aggregate of 885,489 shares of common stock pursuant to Rule 701 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the Consolidated Financial Statements of InfoCure and Notes thereto included elsewhere in this Report.

Overview

   InfoCure is a leading national provider of healthcare practice management software products and services to targeted healthcare specialties. InfoCure derives revenue from the sale of practice management software, the resale of related hardware and the provision of customer support and services. Software sales include the license of new software products and software upgrades. InfoCure resells hardware components in connection with a portion of its software sales. Customer support and services include ongoing product maintenance and support, the installation of new and upgraded software and hardware, customer training and EDI. Customer support and services typically are provided either pursuant to renewable annual contracts or on a fee basis. InfoCure derives revenue from both customers and third-party clearinghouses by providing EDI services through contractual arrangements with such parties.

   InfoCure bases its revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants' ("AICPA's") Statement of Position ("SOP") 97-2 "Software

Revenue Recognition." Revenue from software sales is recognized upon shipment in instances where InfoCure has evidence of a contract, the fee charged is fixed and determinable and collection is probable. Hardware resales are recognized upon product shipment. Revenue from support and maintenance contracts, which are typically one year in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

   Depreciation and amortization expense results primarily from the amortization of goodwill, which represents the excess of the consideration paid by InfoCure over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. As of December 31, 1998, InfoCure had goodwill, net of accumulated amortization, of $72.2 million. Goodwill is amortized over its estimated useful life of 15 years. This goodwill results in an amortization expense estimated to total approximately $5.0 million per year. Depreciation and amortization expense also includes depreciation of property and equipment and amortization of software development costs. Property and equipment are assigned lives ranging from three to five years. Software development costs are expensed until technological feasibility is achieved. Costs incurred after achievement of technological feasibility and before general release are capitalized and generally amortized over a four-year life. Costs incurred after general release are expensed as incurred.

   InfoCure completed nine acquisitions of practice management software vendors between July 10, 1997 and December 31, 1998. These acquisitions were the primary source of the substantial growth in InfoCure's revenue and other components of its operating results. Therefore, a year to year comparison of InfoCure's results of operations for the prior two years is not necessarily indicative of future results.

Restructuring Plan

   Effective December 1, 1997, InfoCure adopted a plan (the "Restructuring Plan") to restructure its operations by consolidating existing facilities and acquired operations. In connection with the Restructuring Plan, which was completed in the second quarter of 1998, InfoCure took restructuring charges totaling $13.0 million, of which $11.1 million was recorded in the fourth quarter of 1997 and $1.9 million was recorded in the first six months of 1998. As a result of the Restructuring Plan, InfoCure wrote down approximately:

  . $7.8 million representing an impairment of goodwill associated with prior acquisitions and capitalized software for discontinued products of approximately $6.3 million and $1.5 million, respectively;

  . $3.3 million reflecting the recognition of contingent consideration earned or deemed payable under the terms of certain acquisition agreements for acquired companies affected by the Restructuring Plan;

  . $1.1 million representing severance and other termination benefits for the termination of certain redundant staff positions;

  . $461,000 reflecting the elimination of redundant facilities and cancellation of leases and other contracts; and

  . $296,000 representing other asset write downs and costs associated with the Restructuring Plan.

   For a more detailed discussion of these restructuring charges, see Note 4 to the Consolidated Financial Statements of InfoCure.

Change in Fiscal Year

   In the first quarter of 1998, InfoCure changed its fiscal year end from January 31 to December 31. As a result, InfoCure's fiscal year beginning February 1, 1997 ended on December 31, 1997 and reflected eleven months of operations. The consolidated financial data provided herein reports InfoCure's financial statements as of and for the fiscal year ended December 31, 1998 and the eleven months ended December 31, 1997.

In Process Research and Development Write-off

   On October 23, 1998, InfoCure acquired the assets of HSD, a former division of The Reynolds and Reynolds Company. In connection with the HSD Acquisition, InfoCure retained an independent appraiser to complete a valuation of the assets of HSD, including valuation of certain in process research and development. InfoCure identified three projects for which technological feasibility had not been achieved as of the acquisition date and for which there was no alternative future use. The products include POWERRmanager, a next generation physician practice management system, the Year 2000 ready version of ProMed, a Unix-based practice management system, and the Year 2000 ready version of Kredo, a practice management system running on the IBM AS/400 platform.

   The value associated with these projects was determined using a discounted cashflow model with a risk adjusted discount rate of 30%. The model reflects revenue to be generated beginning in the later part of 1999 and continuing through 2003 for ProMed and Kredo and 2004 for POWERRmanager. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion.

   As of the acquisition date, the majority of the core modules of POWERRmanager had been coded. Product testing began in the fourth quarter of 1998, and InfoCure estimates completion of testing and documentation in the first quarter of 1999 and initial beta testing in the second quarter of 1999. The ProMed and Kredo products are expected to be completed in the first quarter of 1999. Upgrades for the existing customer base will occur in the second and third quarter of 1999. The schedule below details the status of each product as of the acquisition date and its appraised in process research and development ("IPRD") value (dollar amounts in thousands).

                                             Post-acquisition
                 Estimated   Pre-acquisition     Costs to     Percentage of
   Project      Completion        Costs          Complete      Completion   IPRD Value
   -------     ------------- --------------- ---------------- ------------- ----------
POWERRmanager  2nd Qtr. 1999     $9,001            $474             95%       $4,800
Y2K Compliant
 ProMed        1st Qtr. 1999         76              47             62         3,100
Y2K Compliant
 Kredo         1st Qtr. 1999        848             357             70         1,300
                                 ------            ----            ---        ------
Total                            $9,925            $878             92%       $9,200
                                 ======            ====            ===        ======

   Based on the results of the appraisal, $9.0 million was attributed to the in process research and development purchased in the HSD Acquisition and expensed in the fourth quarter of 1998 when the acquisition was completed.

Results of Operations

   The following table sets forth certain statement of operations data as a percentage of gross revenue for the periods indicated:

                                              Eleven Months
                                                  Ended          Year Ended
                                            December 31, 1997 December 31, 1998
                                            ----------------- -----------------
Consolidated Statement of Operations Data:
Revenue:
 Systems and software......................        53.3 %            54.1 %
 Maintenance, support and services.........        46.7              45.9
                                                  -----             -----
Total revenue..............................       100.0             100.0
Operating expense:
 Hardware and other items purchased for
  resale...................................        23.7              19.7
 Selling, general and administrative.......        63.8              54.5
 Depreciation and amortization.............         6.0               6.8
 Purchased research and development........         --               14.1
 Asset impairment and restructuring costs..        60.9               2.9
                                                  -----             -----
Total operating expense....................       154.4              98.0
Operating income (loss)....................       (54.4)              2.0
Other expense (income):
 Interest, net.............................         1.9               5.5
 Other, net................................        (1.3)             (0.1)
                                                  -----             -----
Loss before income taxes...................       (55.0)             (3.4)
Income tax benefit.........................        (7.2)             (0.5)
                                                  -----             -----
Net loss...................................       (47.8)%            (2.9)%
                                                  =====             =====

   Year Ended December 31, 1998 Compared To Eleven Months Ended December 31,
1997

   Total Revenue. Total revenue for the year ended December 31, 1998 was $63.7 million compared to total revenue of $18.3 million for the eleven months ended December 31, 1997. The increase of $45.4 million in total revenue reflects primarily the combined revenue of the Founding Companies for the entire twelve month period in 1998 and revenue from the Subsequent Acquisitions as of their respective effective dates, except for the RADMAN acquisition which was accounted for as a pooling of interests and is reflected retroactively for all periods presented. Revenue for periods prior to July 10, 1997 includes only revenue of InfoCure's predecessor, AMC, its consolidated subsidiaries and RADMAN. Systems and software revenue was $34.5 million for the year ended December 31, 1998, or 54.1% of total revenue, compared to $9.7 million, or 53.3% of total revenue, for the eleven months ended December 31, 1997. The increase as a percentage of total revenue was primarily a result of a higher percentage mix of systems and software revenue among acquired companies and relatively strong demand for several of InfoCure's software products in the year ended December 31, 1998. Maintenance, support and services revenue was $29.2 million, or 45.9% of total revenue for the year ended December 31, 1998, compared to $8.5 million, or 46.7% of total revenue, for the eleven months ended December 31, 1997. Management anticipates that maintenance, support and services revenue will increase as a percentage of total revenue in future periods.

   Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale consist of costs incurred to purchase hardware, and include costs of forms and postage, outsourced hardware maintenance, third-party software and other items for resale in connection with sales of new systems and software. The costs required to install such systems and to perform software maintenance and support services are reported in selling, general and administrative expenses. For the year ended December 31, 1998, cost of hardware and other items purchased for resale was $12.6 million, or 19.7% of revenue, compared to $4.3 million, or 23.7% of revenue, for the eleven months ended December 31, 1997. The increase in cost of hardware and other items purchased for resale reflects primarily the increase resulting from InfoCure's acquisitions. The decrease in cost of hardware and other items purchased for resale as a percentage of revenue reflects a lower percentage of revenue from sales of hardware.

   Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development expense, product maintenance and support expense, variable commissions and bonuses, advertisement and promotional marketing materials, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased to $34.7 million, or 54.5% of revenue, for the year ended December 31, 1998 compared to $11.7 million, or 63.8% of revenue, for the eleven months ended December 31, 1997. This increase reflects primarily an increase in the marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. The decrease in selling, general and administrative expense as a percentage of revenue reflects InfoCure's ability to take advantage of economies of scale resulting from the larger installed customer base and a higher base of revenue realized from its acquisitions.

   Depreciation and Amortization. Depreciation and amortization expense was $4.3 million, or 6.8% of revenue, for the year ended December 31, 1998 compared to $1.1 million or 6.0% of revenue, for the eleven months ended December 31, 1997. Increased depreciation and amortization expense represents primarily the significant increase in goodwill arising from InfoCure's acquisitions.

   Purchased Research and Development. Purchased research and development expense was $9.0 million, or 14.1% of total revenue, for the year ended December 31, 1998. This expense represents charges related to the write-off of certain in process research and development costs associated with the HSD Acquisition.

   Asset Impairment and Restructuring Costs. Asset impairment and restructuring costs were $1.9 million, or 2.9% of total revenue for the year ended December 31, 1998 compared to $11.1 million, or 60.9% of total revenue for the eleven months ended December 31, 1997. This decrease represents the completion of the Restructuring Plan in the second quarter of 1998.

   Operating Income (Loss). Income from operations was $1.2 million, or 2.0% of revenue, for the year ended December 31, 1998 compared to a loss of $9.9 million, or 54.4% of revenue, for the eleven months ended December 31, 1997. This increase represents primarily the profitable results of operations of InfoCure's acquisitions, as well as efficiencies realized by InfoCure from a larger installed customer base and higher total revenue.

   Interest, Net. Net interest expense increased to $3.5 million for the year ended December 31, 1998 compared to $344,000 for the eleven months ended December 31, 1997. This increase reflects primarily increases in interest expense associated with indebtedness incurred to complete InfoCure's acquisitions.

   Other, Net. Net other income decreased to $81,000 for the year ended December 31, 1998 compared to $223,000 for the eleven months ended December 31, 1997. This decrease relates primarily to one-time other income related to the RADMAN merger.

   Income Tax Benefit. The benefit for income taxes was $334,000 for the year ended December 31, 1998 compared to $1.3 million for the eleven months ended December 31, 1997.

Liquidity and Capital Resources

   Since its inception, InfoCure has financed its operations through a combination of commercial borrowings, cash generated from operations and sales of equity. As of December 31, 1998, InfoCure had cash and cash equivalents of $8.6 million and working capital of $481,000. During the year ended December 31, 1998, InfoCure generated $6.1 million of cash from operating activities, representing principally a net loss of $1.9 million plus non-cash charges of $9.0 million and $1.9 million for in process research and development and asset impairment, respectively, and non-cash depreciation and amortization expenses of $4.3 million offset by an increase in accounts receivable of $7.5 million.

   During the year ended December 31, 1998, cash used in investing activities was $65.9 million, representing primarily cash used for acquisitions of $60.2 million and property and equipment purchases of

$2.6 million. Of the cash invested in acquisitions, $42.0 million, $12.8 million and $5.3 million were used to acquire HSD, MDI and MSI, respectively. The HSD Acquisition provided InfoCure with radiology, anesthesiology and enterprise-wide medical practice and practice management systems for management service organizations. The MDI acquisition provided InfoCure with its Windows-based client/server practice management software serving oral and maxillofacial surgery practices. This software is being further developed by InfoCure as a core product serving these and other specialties. The MSI acquisition provided InfoCure with a leading position among office-based anesthesiology practices. A substantial portion of the property and equipment costs represented InfoCure's investment in its telecommunications infrastructure.

   During the year ended December 31, 1998, InfoCure generated cash from financing activities of $66.7 million, including $55.2 million net proceeds from the Line of Credit, $7.8 million net proceeds from the issuance of the Series A Preferred and $6.8 million net proceeds from the Institutional Placement. These net proceeds were principally used to fund InfoCure's acquisitions of PACE, MDI and MSI. The PACE acquisition provided InfoCure with its Ideal core software product for larger general medical practices utilizing AS/400 systems. In October 1998, InfoCure used $41.2 million from the Line of Credit to fund a portion of the purchase price for HSD.

   The Line of Credit is comprised of (a) a $10.0 million term loan (the "Term Loan"); (b) a $20.0 million acquisition loan (the "Acquisition Loan"); and (c) a $40.0 million convertible bridge loan (the "Convertible Bridge Loan"). Outstanding principal amounts under the Term Loan and Acquisition Loan are due in 16 equal quarterly installments commencing January 1999 as follows: for the Term Loan, installments of $527,000 each and for the Acquisition Loan, installments of $1.2 million each. Outstanding principal amounts under the Convertible Bridge Loan are due quarterly commencing April 1, 1999, and are payable as follows: four payments of $1.0 million each; eight payments of $2.0 million each; two payments of $4.0 million each; and one payment in the amount of the balance outstanding. The Convertible Bridge Loan must be repaid to the extent of proceeds received by InfoCure from any public offering of securities. Additionally, the lender has the right to demand a $10.0 million prepayment of the Convertible Bridge Loan at any time before May 22, 1999 and is entitled to certain additional annual prepayments based on InfoCure's excess cash flow. Prepayment premiums ranging from 1% to 3% of principal outstanding apply to early payment of principal amounts under the Term Loan and the Acquisition Loan. The interest rates on the Term Loan and the Convertible Bridge Loan are fixed at 9.50% per year. The interest rate on the Acquisition Loan is the lender's base rate plus 1% through March 31, 1999. After March 31, 1999, the rate is the lender's base rate plus a percentage based on InfoCure's senior debt service coverage ratio. Interest on all three loans is due quarterly, in arrears, on the same dates as the principal payments. The Line of Credit must be paid in full not later than October 28, 2002. The Line of Credit is secured by substantially all of InfoCure's assets. See "Risk Factors that May Affect Future Results--InfoCure May Have Charges Associated with Acquisitions and Other Events."

   On February 9, 1998, InfoCure completed the private placement of 850,060 shares of Series A Preferred, resulting in gross proceeds to InfoCure of $8.5 million and net proceeds of approximately $7.8 million after payment of selling commissions to the placement agent for the offering and other expenses of the offering. InfoCure granted to the placement agent a warrant to acquire 100,000 shares of InfoCure's common stock at an exercise price of $9.00 per share. The Consolidated Financial Statements of InfoCure reflect an accretive dividend attributable to the preferred stockholders in the amount of $800,000 with respect to the issuance costs and the fair market value of the warrant related to the Series A Preferred. The Series A Preferred will convert to 1,000,070 shares of common stock upon the completion of the Underwritten Offering (as defined herein). See "Description of Business--Company Overview."

   On September 28, 1998, InfoCure completed the sale of 203,338 shares of common stock for $2.5 million in the Institutional Placement. The Investor committed to invest an additional $7.5 million, which must be invested from time to time at the request of InfoCure in its sole discretion and subject to certain price and trading volume limitations, upon the exercise of Put Options through March 28, 2000. Subsequently, InfoCure completed the sale of 147,984 shares of common stock for $2.5 million in December 1998 and the sale of 80,000 shares of common stock for $2.0 million completed in January 1999. See "Description of Business--Company Overview" and Note 10 to the Consolidated Financial Statements of InfoCure.

   In connection with the HSD Acquisition, InfoCure delivered to The Reynolds and Reynolds Company a $10.0 million, five-year, convertible promissory note, bearing interest per annum at rates commencing at 8.0% and increasing each year to a maximum of 14.0%. The note is convertible at the option of InfoCure during the first year of the term into common stock at a price based on the price of the common stock in an underwritten public offering or the average market value of the common stock over a period of time prior to the conversion date. In addition, InfoCure delivered to The Reynolds and Reynolds Company a $2.0 million subordinated promissory note payable within 120 days of the closing of the HSD Acquisition. See Note 13 to the Consolidated Financial Statements of InfoCure.

Proposed Public Offering

   On January 25, 1999, InfoCure filed with the Securities and Exchange Commission (the "Commission") a registration statement for the proposed sale to the public in an underwritten offering of an estimated 3.0 million shares (the "Underwritten Offering"). An additional estimated 1.0 million shares will be sold by certain non-management selling stockholders in the Underwritten Offering. InfoCure has granted the underwriters an over-allotment option to purchase up to 600,000 additional shares in the Underwritten Offering. Pursuant to its registration rights commitments with a number of its stockholders, InfoCure will also file a registration statement with the Commission to register for resale an additional estimated 4.0 million shares of its common stock (the "Resale Registration Statement"). See "Risk Factors That May Effect Future Results--Future Sales of Shares to Effect InfoCure's Stock Price."

New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 was adopted in 1998 but does not have any impact on InfoCure's consolidated financial statements.

   In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 was adopted in 1998 but had no effect on InfoCure's financial statements.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, InfoCure has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, InfoCure does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

   Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued in October 1997, superseded SOP 91-1 and was effective for InfoCure for transactions entered into after December 31, 1997. This statement provides guidance on applying GAAP in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. InfoCure adopted SOP 97-2 in the first quarter of 1998. The adoption of this statement did not have a significant impact on InfoCure's consolidated financial statements and is not expected to have a significant impact in the future.

   SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued in April 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use and determining whether computer software is for internal use. This statement is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a significant impact on infoCure's financial statements.

Costs Related to Year 2000 Readiness

   Many installed computer systems and software products are designed to accept and process year codes with only two digits in their date fields. These systems and products may not be "Year 2000 ready" because they may not operate properly when requested to distinguish dates beginning in the year 2000. InfoCure has implemented a plan in which it assesses, modifies and tests its products to determine their Year 2000 readiness. As a result of these assessments, modifications and tests, InfoCure believes that a majority of its products are Year 2000 ready. For those of its products that it intends to support, InfoCure has implemented a program for developing and installing modifications that address date processing issues. In general, these modifications represent relatively short segments of software code. Customers that are on current maintenance contracts qualify to receive these modifications. InfoCure believes that it will complete its Year 2000 readiness program by July 1999, but InfoCure cannot be certain that it will do so. InfoCure could experience delays or failures developing or implementing Year 2000 readiness modifications. InfoCure also may be required to hire additional technical personnel to address Year 2000 readiness issues, and InfoCure cannot guarantee that such additional personnel will be available. In addition, customers may not install software solutions received by us in a proper or timely manner, and InfoCure may not be able to locate affected customers that are not currently a party to a maintenance contract. Further, because a customer's products are often interfaced with the customer's existing third-party applications, its products, and potentially InfoCure's products, may not operate properly due to the failure of such third-party applications to be Year 2000 ready. InfoCure estimates that the remaining costs to complete its Year 2000 readiness program are approximately $400,000. These estimates are based on assumptions that InfoCure believes to be reasonable at this time; however, no assurance can be given that these assumptions will remain accurate. While InfoCure does not expect that the failure of any of its products to be Year 2000 ready will have a material adverse effect on its business or results of operations, InfoCure cannot guarantee that any such failure would not have such an effect.

   Multiple lawsuits relating to Year 2000 issues have been filed against certain of InfoCure's competitors. The plaintiffs in these lawsuits have sought compensatory damages and equitable and injunctive relief. InfoCure has taken measures to avoid these types of lawsuits. However, one of InfoCure's customers has initiated an arbitration claim against InfoCure claiming that software it purchased from InfoCure is not Year 2000 ready. InfoCure is no longer selling or supporting this software and is attempting to resolve this dispute. InfoCure believes that this arbitration, regardless of its outcome, will not result in a material adverse effect on InfoCure. As InfoCure develops and implements its Year 2000 readiness plan, InfoCure cannot guarantee that additional Year 2000 related claims will not be brought against it in the future, that the assertion of such claims will not result in litigation or that InfoCure would prevail in such litigation. Litigation, regardless of its outcome, could result in substantial costs, divert management's attention from its operations and impact customer purchasing decisions. Any such litigation could have a material adverse effect on future results.

   The Year 2000 problem also creates a risk of unforeseen problems in the computer systems InfoCure uses in its business and in the systems of third parties with whom InfoCure conducts business. InfoCure has substantially completed its assessment of its software and hardware systems and InfoCure believes that the substantial majority of its products are Year 2000 ready. InfoCure also has contacted parties with whom InfoCure conducts a material amount of business to assess the Year 2000 readiness of the software and systems in their businesses. InfoCure intends to complete its determination of Year 2000 readiness by these third parties by March 1999 and to develop strategies to assure that no material business disruptions result from third-party Year 2000 problems. These strategies may include demanding assurance that current business partners achieve timely Year 2000 readiness or, in the absence of such assurance, contracting with alternate third parties or developing solutions to work around any such third-party Year 2000 readiness issues. Because InfoCure has not yet determined the expense and related potential effect of Year 2000 readiness by its third-party business partners, InfoCure cannot guarantee that non-readiness by these third parties will not have a material adverse effect on future results.

Risk Factors that May Affect Future Results

 InfoCure May Face Difficulties Integrating Acquired Businesses

   InfoCure's successful integration of the businesses it acquires is critical to its future success. Integrating the management and operations of the businesses it acquires is time consuming, and InfoCure cannot guarantee that it will achieve any of the anticipated synergies and other benefits expected to be realized from the acquisitions, including those reflected in InfoCure's unaudited pro forma combined financial data. InfoCure may face difficulties executing its acquisition strategy, including any one or more of the following:

  . difficulty integrating the financial, operational and administrative functions of acquired businesses;

  .  difficulty integrating the products of acquired businesses;

  . delays in realizing the benefits of InfoCure's strategies for an acquired business;

  .  diversion of management's attention from InfoCure's existing operations;

  . difficulty operating in markets in which InfoCure has little prior experience; or

  . inability to retain key employees necessary to continue the operations of the acquired businesses.

   InfoCure may incur significant costs associated with acquisitions, principally in the quarter in which it completes them. InfoCure expects such costs to include:

  . the direct costs of acquisitions, including fees to financial advisors, legal counsel and independent auditors;

  .  the costs of integrating the operations of the businesses it acquires;
     and

  . charges related to the elimination of overlapping operations and products (including in process research and development).


 InfoCure's Products May Not Be Year 2000 Ready

   Many installed computer systems and software products are designed to accept and process year codes with only two digits in their date fields. These systems and products may not be "Year 2000 ready" because they may not operate properly when required to distinguish dates beginning in the year 2000 from dates in the 1900's. If InfoCure's software products are not Year 2000 ready, its customers may make claims against it which may result in significant costs and uncertainty. InfoCure is taking the following steps to determine the Year 2000 readiness of its products:

  . review products that InfoCure will continue to market and support to determine how they process dates;

  . design and complete modifications to fix any date processing issues that InfoCure identifies for these products;

  . test products to determine that they can process dates on or after January 1, 2000; and

  . deliver these modifications to InfoCure's customers for installation and use.

   InfoCure has designed its Year 2000 readiness tests in a way that it believes will identify most Year 2000 readiness issues. InfoCure has concluded tests for substantially all of its products that it will continue to sell or support. InfoCure has determined that a majority of these products are Year 2000 ready. InfoCure believes that all products that it will continue to sell or support will be Year 2000 ready by July 1999, but InfoCure cannot assure that they will be. InfoCure could experience delays or failures in developing or implementing modifications necessary to make a product Year 2000 ready. For older products that it no longer sells or supports, InfoCure has attempted to notify all known users of these products that these products generally are not Year 2000 ready and will not be made Year 2000 ready. InfoCure cannot guarantee that it will be able to contact all such users.

   As part of InfoCure's effort to make its products Year 2000 ready and to help its customers to make their systems that use our products Year 2000 ready, InfoCure has offered its customers various alternative forms of products and assistance, including generally available Year 2000 information and diagnostic tools (through its InfoTour 2000 customer assistance program), software patches, product upgrades or replacement products. InfoCure cannot guarantee that these tools, patches, upgrades or replacement products will solve all material Year 2000 problems with InfoCure's products or its customers' systems or that claims will not be brought against InfoCure alleging that InfoCure harmed customers by failing to provide all of the information, tools, patches, upgrades or replacement products required to resolve all material Year 2000 readiness problems with InfoCure's products or its customers' systems.

   InfoCure has substantially completed an assessment of the Year 2000 readiness of the software and hardware systems that it uses in its business. InfoCure believes that almost all of its internal software and hardware systems are Year 2000 ready. InfoCure has contacted several third parties that it does business with to assess whether the products and systems that they use in their businesses are Year 2000 ready. InfoCure intends to complete this assessment by contacting the remainder of the third parties that it regularly does business with and by developing strategies that will help it make sure that no material business disruptions will result from third-party Year 2000 problems. These strategies may include obtaining assurances that current business partners achieve timely Year 2000 readiness for the products they use in their businesses. If InfoCure does not obtain these assurances it may be required to contract with alternate third parties or develop a temporary solution. For a more detailed discussion of Year 2000 readiness issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Costs Related to Year 2000 Readiness."

 InfoCure May Have Charges Associated with Acquisitions and Other Events

   At times, InfoCure has terminated the use of software products, personnel and facilities of businesses that it has acquired. This has resulted in substantial charges for discontinued products, impairment of goodwill, employee terminations and termination of leases and other contracts. InfoCure's financial statements for the year ended December 31, 1998 reflect charges for such items totaling $1.9 million. Additionally, InfoCure expensed $9.0 million related to the purchase of in process research and development for the HSD Acquisition completed in October 1998. In February 1999, InfoCure completed a merger with OMS in a transaction accounted for as a pooling of interests. As a result, InfoCure's historical financial results will retroactively reflect the effects of the pooling. For 1998, OMS reported a net loss of $3.3 million including a one-time, non-cash charge of $6.4 million for compensatory stock awards. InfoCure may write off similar charges in connection with future acquisitions. Recently, the Commission has required companies to reduce the amount of such charges and to restate previously issued financial statements. If the Commission were to require InfoCure to restate its financial statements, the announcement of such a restatement could have an adverse effect on the trading price of InfoCure's common stock.

   In addition, InfoCure plans to prepay the outstanding balance on its Line of Credit which may result in a charge of as much as $5.1 million for the early extinguishment of this debt by the first or second quarter of 1999.

   In June 1998, InfoCure's Board of Directors approved restricted stock awards for 35,000 shares to its Chief Executive Officer, 30,000 shares to its Executive Vice President and 30,000 shares to its Chairman. The total value of these restricted stock awards was approximately $1.1 million on the date of grant. The restricted stock awards vest ratably over a ten-year term but vesting can be accelerated upon the occurrence of certain events. One-half of the shares subject to the restricted stock awards vested in the first quarter of 1999 when the average closing price of InfoCure's common stock was $25.00 or more for 20 consecutive trading days. InfoCure will incur an estimated compensation charge of $500,000 in the first quarter of 1999 related to the restricted stock awards to reflect this accelerated vesting. The remaining shares will vest immediately at the time the average closing price of InfoCure's common stock is $40.00 or more for 20 consecutive trading days. It is possible that InfoCure will incur an additional charge of up to $580,000 if this second accelerated vesting occurs. InfoCure does not expect to grant additional restricted stock awards in the future and therefore does not expect to incur compensation charges relating to restricted stock awards in the future.

 InfoCure May Have Difficulties Managing Its Growth

   InfoCure's growth places a significant strain on its management and operations. InfoCure's future growth will depend, in part, on its ability to implement and expand financial control systems, train and manage its employee base, and provide support and services to an increasing customer base. Key personnel have recently joined InfoCure, and none of its officers has had significant experience in managing a large, public company. InfoCure's success is dependent to a significant degree on its ability to hire, retain and motivate sales, marketing and technical employees. InfoCure believes that there is a shortage of, and significant competition for, personnel with the advanced technological, managerial and marketing skills necessary in its business. InfoCure's ability to implement its growth strategy could be adversely affected by an inability to hire and retain additional qualified personnel.

 InfoCure May Face Difficulties Implementing Its Acquisition Strategy

   InfoCure intends to pursue acquisitions of businesses, product lines and technologies that are complementary to its business. These acquisitions will enable InfoCure to achieve its objective of becoming the leading provider of advanced, specialty-specific practice management systems. InfoCure's ability to grow through acquisitions will depend upon:

  . the availability of suitable acquisition candidates at acceptable acquisition prices;

  .  the availability of capital to complete acquisitions; and

  .  the market value of InfoCure's common stock.

   InfoCure may experience increased competition for acquisition candidates. This would mean that fewer acquisition opportunities would be available to it and that acquisition prices could be higher.

   Future acquisitions also could have a significant impact on InfoCure's financial condition and capital needs, creating substantial fluctuations in its quarterly and annual results of operations. Furthermore, future acquisitions may require InfoCure to issue additional equity securities, incur additional debt, amortize the costs of goodwill and intangible assets, and write off in process research and development. Additionally, businesses that InfoCure acquires could experience problems that InfoCure is not aware of at the time of the acquisitions. Such problems might include unknown liabilities, Year 2000 problems, software bugs or adverse litigation and claims. Any one of these risks could have a material adverse effect on our business. See "--InfoCure May Face Difficulties Integrating Acquired Businesses," "Description of Business--Industry Overview" and "--Strategy."

 InfoCure is a Relatively New Company

   InfoCure has conducted its operations on a consolidated basis since July 10, 1997. InfoCure has only recently implemented company-wide systems and procedures designed to manage its combined enterprise. InfoCure cannot guarantee that it will ultimately be able to integrate successfully the operations of all of its acquired businesses. The inability to successfully integrate its acquisitions and reduce its operating expenses could have a material adverse effect on future results and could negatively impact its ability to acquire other businesses or otherwise execute its business strategy. As a result of this growth through acquisitions, a year-to-year comparison of our historical financial statements does not accurately reflect future results.

 InfoCure's Quarterly Operating Results May Vary and in the Past InfoCure Has Experienced Losses

   InfoCure's operating results may vary significantly from quarter to quarter. In addition, InfoCure has experienced historical losses. InfoCure's operating results are influenced by such factors as:

     . the timing of and charges associated with completed acquisitions or other events;

     .  changes in customer purchasing patterns;

     .  competition;

     .  the timing of sales;

     . the timing of and cost related to new product introductions and upgrades;

     .  the length of sales cycles;

     .  the time required to install products; and

     .  the levels of advertising and promotional expenditures.

   InfoCure's sales cycle is influenced by such factors as the size of the transaction, size of the customer, changing business plans of the customer, pace of the customers' decision-making process and general economic conditions. Therefore, it is difficult to forecast revenue from system sales. The sales and installation efforts for InfoCure's AS/400 products are more expensive and require more time than for InfoCure's Windows-based products. Moreover, sales of AS/400 products occur less frequently than sales of InfoCure's Windows-based products, but typically result in greater revenue per sale. In addition, InfoCure recognizes substantially lower margins on hardware sales relative to software sales. Fluctuations in sales of hardware relative to sales of software may negatively affect InfoCure's operating margins in a particular quarter.

   InfoCure operates without any significant backlog of product orders. A majority of the revenue realized in a quarter results from orders received or services rendered in that quarter. Thus, operating results for any particular quarter are not necessarily an indication of future results. Uncertainties associated with the introduction of new products and with general market trends may limit InfoCure's ability to forecast accurately short-term results of operations. Additionally, substantially all of InfoCure's expenses are relatively fixed, including costs of personnel, facilities and communications, and are not susceptible to rapid reduction.

 Competition Could Reduce Revenue from InfoCure's Products and Services

   Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally-focused companies and a few national vendors. InfoCure believes that the primary competitive factors in this market are:

     .  product features;

     .  ability to customize products by practice specialty;

     .  customer service, support and satisfaction;

     .  price;

     .  ongoing product enhancements; and

     .  reputation and stability of the vendor.

   InfoCure's principal competitors include both national and regional practice management systems vendors. Some of InfoCure's national competitors have greater financial, development, technical, marketing and sales resources than InfoCure has. If competition in the practice management systems industry intensifies, InfoCure may be required to lower the prices it charges for its products and services. This may have a material adverse effect on future results. Additionally, it is anticipated that additional competitors are likely to enter the practice management systems market as it expands.

 InfoCure's Success Depends On Its Ability to Protect the Confidentiality of Its Software

   InfoCure relies on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. InfoCure's software technology is not patented and existing copyright laws offer only limited practical protection. In addition, InfoCure generally has not entered into confidentiality agreements with its employees. InfoCure cannot guarantee that the legal protections that it relies on will be adequate to prevent misappropriation of its technology. Also, these protections do not prevent independent third-party development of competitive products or services. InfoCure believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, InfoCure cannot guarantee that third parties will not assert infringement claims against it in the future or that any such assertion will not require InfoCure to enter into a license agreement or royalty agreement with the party asserting a claim. Regardless of the outcome of any such legal proceedings, responding to and defending against any such infringement claim may require significant management resources and otherwise have a material adverse effect on future results.

 InfoCure's Products May Not Be Accepted By Customers

   Evolving healthcare industry standards, technological advances in software and hardware, and changes in customer demands require significant ongoing expenditures for the development and timely introduction of new products and enhancements. InfoCure cannot guarantee that it will successfully develop new products or enhancements of existing products that will satisfy the needs of customers. Further, products or technologies developed by others may render InfoCure's products and technologies noncompetitive or obsolete. In either case, InfoCure's failure to gain market acceptance of new products and enhancements by both existing customers and new customers would adversely affect its revenue. For example, InfoCure has only recently begun to emphasize its EDI service capabilities and InfoCure does not know whether this service will be accepted by its customers. In addition, InfoCure has only recently begun to offer InfoMine decision support software to the anesthesiology market. InfoCure does not know whether this software will be accepted by its anesthesiology customers or whether InfoCure will be able to offer the product to other healthcare practice specialties.

 InfoCure May Have Liability if Its Products are Defective

   InfoCure's products perform functions for a healthcare provider's financial records, patient medical records and treatment plans. If InfoCure's products fail to provide accurate, confidential and other timely information, including failures related to the Year 2000, InfoCure may incur liability or face other claims. InfoCure cannot guarantee that it will not be subject to such claims in the future or that contractual limitations on liability will be enforceable. InfoCure currently maintains product liability insurance on all of its products. InfoCure cannot guarantee that such insurance will adequately cover any specific claim asserted against it or that its insurance carrier will not deny coverage. A successful claim brought against InfoCure in excess of its insurance coverage could have a material adverse effect on future results. Even unsuccessful claims could result in substantial cost, divert management's attention from InfoCure's operations and decrease or delay market acceptance of InfoCure's products.

   While InfoCure tests its products, they may contain defects or problems. These defects or problems could result in the failure of InfoCure's customers' systems or the inability of those systems to perform properly. InfoCure's contracts with its customers contain provisions that limit its liability for those types of defects or problems; however, these provisions may not be enforceable and may not protect InfoCure from liability. While InfoCure has general liability insurance that it believes is adequate, including coverage for errors and omissions, InfoCure may not be able to maintain this insurance on reasonable terms in the future. In addition, InfoCure's insurance coverage may not be sufficient to cover large claims and its insurer could disclaim coverage on claims. If InfoCure is liable for an uninsured or underinsured claim or if its premiums increase significantly, InfoCure's financial condition could be adversely affected.

 InfoCure's Success Depends on Its Key Executives

   InfoCure's business depends on the continued efforts of its executive officers and senior managers. InfoCure's strategy has been to retain the most talented personnel of its acquired businesses. InfoCure will also likely be dependent on members of the senior management of any business that it acquires in the future. If any of these persons becomes unable or unwilling to continue his or her role with InfoCure, or if InfoCure is unable to attract or retain other qualified employees, future results could be adversely impacted. Although InfoCure has entered into employment agreements with key executives, InfoCure cannot guarantee that any individual will continue in his present capacity with InfoCure for any particular period of time.

 The Consolidation of the Healthcare Industry Could Adversely Affect InfoCure's Results

   Many healthcare providers are consolidating into larger practice groups with greater market presence. As a result, these providers have greater bargaining power which may lead to declining prices for InfoCure's products. This could have an adverse effect on InfoCure's future results. In addition, the consolidation of smaller practice groups may require the resulting larger group to unify its practice management systems. InfoCure believes that once a healthcare provider has chosen a particular practice management systems vendor, it will rely on that vendor for its future practice management systems requirements. Thus, the vendor with the broadest market share will have a competitive advantage as consolidation continues. An inability to make initial sales of practice management systems to healthcare providers prior to consolidation or to maintain InfoCure's existing customer base subsequent to consolidation may have a material adverse effect on InfoCure's future results.

   InfoCure May be Subject to Changing Government Regulations

   The confidentiality of patient records and the circumstances under which such information may be used or released are subject to increasing state and federal regulation. Regulations governing electronic healthcare data transmissions are evolving rapidly and are often unclear and difficult to apply. The Health Insurance Portability and Accountability Act of 1996 mandates the establishment of national standards for certain types of electronic healthcare information transactions to ensure the integrity and confidentiality of such information. InfoCure cannot guarantee that such standards will not materially restrict the ability of its customers to obtain or disseminate patient information through the use of its products. Any material restriction on the ability of healthcare providers to obtain or disseminate patient information could adversely affect InfoCure's business and future results.

   The U.S. Food and Drug Administration ("FDA") has jurisdiction to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. InfoCure has not determined the extent to which its practice management software products would be deemed to be medical devices subject to FDA regulation. Noncompliance with applicable FDA requirements can result in such things as fines, injunctions, suspension of production, revocation of approvals or clearances previously granted, and criminal prosecution. FDA policies, or other laws or regulations concerning the manufacture or marketing of healthcare information systems, may increase the cost and time required to deliver new or existing products and therefore may have a material adverse effect on InfoCure's future results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business-- Government Regulation."

 InfoCure's Management and Major Stockholders Can Influence Stockholder Actions Through Their Share Ownership

   Currently, directors, executive officers and major stockholders of InfoCure beneficially own approximately 19% of the outstanding shares of InfoCure's common stock. Although these persons do not presently have any agreements to act in concert, any such agreement would make it difficult for others to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders. See "Principal Stockholders."

 Future Sales Of Shares Could Affect InfoCure's Stock Price

   The market price for InfoCure's common stock could fall dramatically if InfoCure's stockholders sell large amounts of InfoCure's common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity or equity-related securities in the future.

   Upon completion of the proposed Underwritten Offering and effectiveness of the Resale Registration Statement, substantially all of InfoCure's common stock will be eligible for resale in the public market subject to certain restrictions set forth in Rule 144 of the Securities Act and in lock-up agreements between a number of InfoCure's stockholders and the underwriters for the Underwritten Offering. If holders of InfoCure's common stock sell a large number of shares in the public market, InfoCure's stock price could fall significantly.

 InfoCure's Certificate of Incorporation and Bylaws and Delaware Law May Inhibit a Takeover of InfoCure

   Certain provisions of Delaware law, InfoCure's Certificate of Incorporation and Bylaws could, together or separately, have the effect of delaying, deferring or preventing an acquisition of InfoCure and limit the price that investors might be willing to pay in the future for InfoCure's common stock. These provisions, among other things: (a) authorize InfoCure's Board of Directors to issue, without further stockholder approval, preferred stock with rights and preferences senior to the rights associated with the common stock;
(b) classify the Board of Directors into three classes of directors with each class serving staggered three year terms; and (c) limit stockholders' ability to call or make proposals at stockholder meetings.


ITEM 7. FINANCIAL STATEMENTS.

                             InfoCure Corporation

                                   Contents

Report of Independent Certified Public Accountants..........................  29

Consolidated Financial Statements

  Balance sheet.............................................................  30

  Statements of operations..................................................  31

  Statements of changes in stockholders' equity.............................  32

  Statements of cash flows..................................................  33

  Notes to financial statements.............................................  34

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders of
   InfoCure Corporation
Atlanta, Georgia

   We have audited the accompanying consolidated balance sheets of InfoCure Corporation and its subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998 and the eleven months ended
December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InfoCure Corporation and its subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the eleven months ended December 31, 1997 in conformity with generally accepted accounting principles.

Atlanta, Georgia
February 19, 1999

                              InfoCure Corporation

                          Consolidated Balance Sheets

                                                                   December 31,
                                                                       1998
                                                                   ------------
ASSETS:
Current
  Cash and cash equivalents....................................... $  8,552,217
  Accounts receivable--trade, net of allowance of $633,000........   22,244,180
  Other receivables...............................................      403,756
  Inventory.......................................................    2,043,268
  Deferred tax assets.............................................      675,000
  Prepaid expense and other current assets........................    1,233,059
                                                                   ------------
    Total current assets..........................................   35,151,480
Property and equipment, net of accumulated depreciation...........    8,102,495
Goodwill, net of accumulated amortization of $3,467,000...........   72,202,999
Other intangible assets...........................................    7,308,382
Deferred tax assets...............................................    5,019,000
                                                                   ------------
                                                                   $127,784,356
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Note payable.................................................... $  2,000,000
  Accounts payable................................................    3,723,248
  Accrued expense.................................................    5,950,996
  Accrued restructuring costs.....................................      282,916
  Income taxes payable............................................      644,956
  Deferred revenue and customer deposits..........................    9,184,940
  Current portion of long-term debt...............................   12,883,684
                                                                   ------------
    Total current liabilities.....................................   34,670,740
Long-term debt, less current portion..............................   68,357,932
                                                                   ------------
    Total liabilities.............................................  103,028,672
                                                                   ------------
Commitments
Convertible, redeemable preferred stock...........................    8,500,600
                                                                   ------------
Stockholders' equity
  Common stock....................................................        7,622
  Common stock issuable...........................................    1,975,000
  Additional paid-in capital......................................   31,358,016
  Accumulated deficit.............................................  (15,780,949)
  Deferred compensation...........................................   (1,083,000)
  Treasury stock, at cost.........................................     (221,605)
                                                                   ------------
    Total stockholders' equity....................................   16,255,084
                                                                   ------------
                                                                   $127,784,356
                                                                   ============

          See accompanying notes to consolidated financial statements.

                              InfoCure Corporation

                     Consolidated Statements of Operations

                                                      Eleven Months  Year Ended
                                                          Ended       December
                                                      December 31,       31,
                                                          1997          1998
                                                      -------------  -----------
Revenue:
  Systems and software............................... $  9,733,619   $34,491,904
  Maintenance, support and services..................    8,540,814    29,231,668
                                                      ------------   -----------
Total revenue........................................   18,274,433    63,723,572
                                                      ------------   -----------
Operating expense:
  Hardware and other items purchased for resale......    4,327,396    12,566,865
  Selling, general and administrative................   11,653,369    34,741,989
  Depreciation and amortization......................    1,091,848     4,328,423
  Purchased research and development.................          --      9,000,000
  Asset impairment and restructuring costs...........   11,136,027     1,874,032
                                                      ------------   -----------
Total operating expense..............................   28,208,640    62,511,309
                                                      ------------   -----------
Operating income (loss)..............................   (9,934,207)    1,212,263
Other expense (income):
  Interest, net......................................      344,146     3,488,225
  Other, net.........................................     (223,123)      (80,884)
                                                      ------------   -----------
Loss before income taxes.............................  (10,055,230)   (2,195,078)
Income tax benefit...................................   (1,324,142)     (334,000)
                                                      ------------   -----------
Net loss.............................................   (8,731,088)   (1,861,078)
Accretive dividend...................................          --        800,000
                                                      ------------   -----------
Net loss available to common stockholders............ $ (8,731,088)  $(2,661,078)
                                                      ============   ===========
Net loss per share--basic and diluted................ $      (1.79)  $     (0.39)
                                                      ============   ===========


          See accompanying notes to consolidated financial statements

                              InfoCure Corporation

           Consolidated Statements of Changes in Stockholders' Equity

                            Shares
                     ---------------------                         Common    Accrued    Stock                  Additional
                       Common     Treasury   Common   Treasury     Stock      Stock    Purchase    Deferred      Paid-in
                        Stock      Stock     Stock      Stock     Issuable  Repurchase Warrant   Compensation    Capital
                     -----------  --------  --------  ---------  ---------- ---------- --------  ------------  -----------
Balance, at
 February 1, 1997..   63,301,936  (228,489) $ 63,302  $(100,000) $      --   $(65,000) $80,000   $       --    $ 3,642,192
 Issuance of
  common stock.....      800,000       --        800        --          --        --       --            --        279,200
 Stock
  repurchase.......     (114,933)      --       (115)       --          --     65,000      --            --        (64,885)
 Conversion of
  common stock
  upon formation
  of Company ......  (60,501,333)  228,489   (60,501)   100,000         --        --       --            --        (41,670)
 Issuance of
  common stock,
  net of related
  expense for:
   Initial public
    offering.......    1,400,000       --      1,400        --          --        --       --            --      5,727,064
   Acquisition of
    Founding
    Companies......      907,585       --        908        --          --        --       --            --      4,990,811
   Payment of debt
    and other
    obligations....      276,716       --        277        --          --        --       --            --      1,521,662
   Exercise of
    warrants.......      111,296       --        111        --          --        --   (80,000)          --        201,159
   Recent
    Acquisitions...       76,748       --         76        --          --        --       --            --        577,315
 Issuance of stock
  options and
  warrants.........          --        --        --         --          --        --       --            --         27,641
 Purchase of
  treasury stock...          --    (21,073)      --    (115,904)        --        --       --            --            --
 Net loss..........          --        --        --         --          --        --       --            --            --
                     -----------  --------  --------  ---------  ----------  --------  -------   -----------   -----------
Balance, at
 December 31,
 1997..............    6,258,015   (21,073)    6,258   (115,904)        --        --       --            --     16,860,489
 Issuance of
  common stock,
  net of related
  expense for:
   Recent
    Acquisitions...      373,547       --        374        --          --        --       --            --      4,158,903
   Private
    Placements.....      351,322       --        351        --          --        --       --            --      4,777,149
   Exercise of
    stock options
    and warrants...      146,141       --        146        --          --        --       --            --        314,024
   Earnout
    commitments....      398,123       --        398        --          --        --       --            --      2,329,178
   Restricted stock
    award..........       95,000       --         95        --          --        --       --     (1,140,000)    1,139,905
 Common stock
  issuable in
  private
  placement .......          --        --        --         --    1,975,000       --       --            --            --
 Issuance of stock
  options and
  warrants.........          --        --        --         --          --        --       --            --      1,778,368
 Accretive
  dividend.........          --        --        --         --          --        --       --            --            --
 Purchase of
  treasury stock...          --    (19,370)      --    (105,701)        --        --       --            --            --
 Amortization of
  deferred
  compensation.....          --        --        --         --          --        --       --         57,000           --
 Net loss..........          --        --        --         --          --        --       --            --            --
                     -----------  --------  --------  ---------  ----------  --------  -------   -----------   -----------
Balance, at
 December 31,
 1998..............    7,622,148   (40,443) $  7,622  $(221,605) $1,975,000  $    --   $   --    $(1,083,000)  $31,358,016
                     ===========  ========  ========  =========  ==========  ========  =======   ===========   ===========
                       Deficit
                     -------------
Balance, at
 February 1, 1997..  $ (4,388,783)
 Issuance of
  common stock.....           --
 Stock
  repurchase.......           --
 Conversion of
  common stock
  upon formation
  of Company ......           --
 Issuance of
  common stock,
  net of related
  expense for:
   Initial public
    offering.......           --
   Acquisition of
    Founding
    Companies......           --
   Payment of debt
    and other
    obligations....           --
   Exercise of
    warrants.......           --
   Recent
    Acquisitions...           --
 Issuance of stock
  options and
  warrants.........           --
 Purchase of
  treasury stock...           --
 Net loss..........    (8,731,088)
                     -------------
Balance, at
 December 31,
 1997..............   (13,119,871)
 Issuance of
  common stock,
  net of related
  expense for:
   Recent
    Acquisitions...           --
   Private
    Placements.....           --
   Exercise of
    stock options
    and warrants...           --
   Earnout
    commitments....           --
   Restricted stock
    award..........           --
 Common stock
  issuable in
  private
  placement .......           --
 Issuance of stock
  options and
  warrants.........           --
 Accretive
  dividend.........      (800,000)
 Purchase of
  treasury stock...           --
 Amortization of
  deferred
  compensation.....           --
 Net loss..........    (1,861,078)
                     -------------
Balance, at
 December 31,
 1998..............  $(15,780,949)
                     =============

          See accompanying notes to consolidated financial statements

                              InfoCure Corporation

                     Consolidated Statements of Cash Flows

                                                    Eleven Months
                                                        Ended      Year Ended
                                                    December 31,  December 31,
                                                        1997          1998
                                                    ------------- ------------
Cash provided by (used in) operating activities:
  Net loss........................................   $(8,731,088) $ (1,861,078)
 Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
   Purchase of in-process research and
    development...................................           --      9,000,000
   Asset impairment and restructuring costs.......    11,136,027     1,874,032
   Depreciation and amortization..................     1,091,848     4,328,423
   Allowance for doubtful accounts................        16,000       582,000
   Net gain on sale of property and equipment.....           --         (9,160)
   Stock-based compensation.......................        27,500        86,155
   Deferred income taxes..........................    (1,369,991)   (1,633,000)
   Changes in current assets and liabilities--net
    of effects of acquisitions:
     Accounts receivable..........................    (1,077,338)   (7,469,327)
     Inventory, prepaid expense and other current
      assets......................................      (493,087)     (131,035)
     Accounts payable and accrued expense.........    (2,107,821)    2,380,458
     Deferred revenue.............................       817,046    (1,039,001)
                                                     -----------  ------------
     Net cash provided by (used in) operating
      activities..................................      (690,904)    6,108,467
                                                     -----------  ------------
Cash used in investing activities:
  Net cash paid for acquisition of Founding
   Companies......................................    (3,745,113)          --
  Net cash paid for acquisition of Recent
   Acquisitions...................................    (4,795,408)  (60,161,254)
  Property and equipment expenditures.............      (297,472)   (2,557,791)
  Net proceeds from disposal of property and
   equipment......................................           --        327,679
  Cash paid for other intangible assets...........       (76,093)   (3,505,628)
  Proceeds from collection of notes and other
   receivables....................................       375,201           --
                                                     -----------  ------------
Net cash used in investing activities.............    (8,538,885)  (65,896,994)
                                                     -----------  ------------
Cash provided by financing activities:
  Proceeds from issuance of common stock..........     6,008,464     6,752,500
  Proceeds from exercise of options and warrants..       121,270       314,170
  Net borrowings under acquisition credit
   facility.......................................     7,188,095    55,200,788
  Payment of loan costs...........................      (299,879)   (2,519,308)
  Proceeds from issuance of convertible preferred
   stock..........................................           --      7,819,952
  Repayment of notes payable to stockholders......           --       (143,848)
  Principal payments on long-term debt............    (2,262,115)     (603,566)
  Purchase of treasury stock......................      (115,904)     (105,701)
                                                     -----------  ------------
Net cash provided by financing activities.........    10,639,931    66,714,987
                                                     -----------  ------------
Net change in cash and cash equivalents...........     1,410,142     6,926,460
Cash and cash equivalents, beginning of period....       215,615     1,625,757
                                                     -----------  ------------
Cash and cash equivalents, end of period..........   $ 1,625,757  $  8,552,217
                                                     ===========  ============

          See accompanying notes to consolidated financial statements.

                              InfoCure Corporation

                   Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

   InfoCure Corporation ("InfoCure") was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure closed an initial public offering of its common stock, par value $.001 per share, (the "Common Stock") (the "July Offering") and simultaneously acquired the following six operating companies: (i) International Computer Solutions, Inc. ("ICS"), (ii) Health Care Division, Inc. ("HCD"), (iii) Millard-Wayne, Inc. ("Millard-Wayne"), (iv) KComp Management Systems, Inc. ("KComp"), (v) DR Software, Inc. ("DR Software") and (vi) Rovak, Inc. ("Rovak") (collectively the "Founding Companies"). American Medcare Corporation ("AMC"), a holding company and parent of ICS, HCD, and Millard-Wayne, originally incorporated on January 11, 1983, was merged with and into InfoCure at the time the Offering became effective and is considered a predecessor company to InfoCure and the accounting acquirer of all the companies. All outstanding shares of AMC were converted into approximately 3.0 million shares of InfoCure Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid for the Founding Businesses was approximately $3.7 million in cash and 907,000 shares of Common Stock for an aggregate value of $8.7 million including fees and other acquisition related costs.

   Subsequent to the consummation of the Offering and the acquisition of the Founding Companies, InfoCure acquired substantially all the assets or all the outstanding equity securities of the following companies: (i) Professional On-Line Computer, Inc. ("POLCI"); (ii) Commercial Computers, Inc. ("CCI"); (iii) SoftEasy Software, Inc. ("SoftEasy"); (iv) Pace Financial Corporation ("PACE"); and (v) the orthodontic business unit of HALIS Services, Inc. ("OPMS"). POLCI, CCI and SoftEasy were acquired with effect from October 1, 1997; PACE was acquired with effect from November 1, 1997 and OPMS was acquired with effect from December 1, 1997. Aggregate consideration for these acquisitions completed in the eleven months ended December 31, 1997 was approximately 77,000 shares of Common Stock and $11.7 million cash and debt, for an aggregate value of $12.4 million.

   Additionally, in the year ended December 31, 1998, InfoCure acquired substantially all the assets, subject to the assumption of certain liabilities, of Micro-Software Designs, Inc. ("MDI") and Healthcare Systems Division ("HSD") of The Reynolds and Reynolds Company and acquired the outstanding equity securities of Medical Software Integrators, Inc. ("MSI"). These acquisitions were effective from January 1, 1998 with respect to MDI and MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 was approximately 373,000 shares of Common Stock and $73.0 million cash and debt for an aggregate value of $77.1 million. These acquisitions, together with the acquisitions described in the preceding paragraph, are collectively referred to as the "Recent Acquisitions."

   In December 1998, InfoCure completed a merger with Radiology Management Systems, Inc. ("RADMAN"). The Company exchanged approximately 497,000 shares of InfoCure in the transaction. This acquisition was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of RADMAN for all periods.

   With the exception of the RADMAN transaction, the acquisitions of the Founding Companies as well as the Recent Acquisitions, have been accounted for using the purchase method of accounting.

   InfoCure, the Founding Companies, the Recent Acquisitions and RADMAN are referred to collectively as the Company. The Company changed its fiscal reporting period to December 31 effective February 1, 1997.

   The accompanying financial statements have been presented on a consolidated basis for the eleven months ended December 31, 1997, and the year ended December 31, 1998, including InfoCure, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include AMC (InfoCure's predecessor) and its subsidiaries, RADMAN, ICS

                              InfoCure Corporation
and HCD for the period from February 1, 1997; the Founding Companies for the period from July 11, 1997, and the Recent Acquisitions from their respective dates of acquisition.

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

Revenue Recognition

   Revenue from software sales is recognized upon shipment in instances where the Company has evidence of a contract, the fee charged is fixed and determinable and collection is probable. Hardware resales are recognized upon product shipment. Revenue from support and maintenance contracts, which are typically one year in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturity dates of three months or less from the date of purchase to be cash equivalents.

Concentrations of Credit Risk

   The Company's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

   At certain times during the year, the Company maintains cash and cash equivalents in bank accounts in amounts above the federally insured limits.

Fair Value of Financial Instruments

   The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

Inventories

   Inventory consists primarily of peripheral computer equipment and related supplies. Inventory is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using both straight line and accelerated methods for financial reporting and primarily accelerated

                              InfoCure Corporation
methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangible Assets

   Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. All goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Other intangible assets consist primarily of deferred loan costs which are being amortized over the life of the respective loans at rates which approximate the interest method.

Asset Impairment

   Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. A write-down of assets due to impairment was required for the eleven months ended December 31, 1997, in the amount of approximately $7.8 million (Note 4).

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

Restructuring Costs

   The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).

Earnings Per Share

   The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per share for the eleven months ended December 31, 1997 and the year ended December 31, 1998 is calculated based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of Common Stock equivalents.

                              InfoCure Corporation

   Weighted average number of shares outstanding used in computing basic EPS for the eleven months ended December 31, 1997, were 4,880,455. Weighted average number of shares outstanding used in computing basic EPS for the year ended December 31, 1998, were 6,780,437. The impact of the assumed exercise of the Company's stock options and warrants and convertible preferred stock would have been antidilutive for the eleven months ended December 31, 1997, and the year ended December 31, 1998, and, therefore, diluted EPS data have not been presented. The impact of the assumed exercise of these instruments may have a dilutive effect in the future.

Reclassification

   Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

   SFAS No. 130, Reporting Comprehensive Income, became effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company addressed the requirements of SFAS No. 130 and there was no impact on the financial statements as a result.

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, became effective in 1998. It establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has determined that this standard did not impact its current practice of reporting operating information.

   Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, became effective in 1998. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The revenue recognition criteria stated in the pronouncement had no material impact on the Company's financial statements.

   SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued in April 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use and determining whether computer software is for internal use. This statement is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a significant impact on infoCure's financial statements.

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000, to affect its financial statements.

                              InfoCure Corporation

3. Business Combinations

   As described in Note 1, the Company, in conjunction with the July Offering, acquired the six Founding Companies. The Recent Acquisitions, also described in
Note 1, included POLCI, CCI and SoftEasy, acquired with effect from October 1, 1997; PACE, acquired with effect from November 1, 1997; and OPMS, acquired with effect from December 1, 1997. Additionally, the Recent Acquisitions described in Note 1 also included the fiscal 1998 acquisitions of MSI and MDI, acquired with effect from January 1, 1998, and HSD, acquired October 23, 1998.

   Also as described in Note 1, the Company merged with RADMAN in December 1998. This acquisition was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of RADMAN for all periods.

   All of the companies acquired have long-term marketing rights to and/or ownership of licensed software in various segments of the healthcare industry. Except for the RADMAN acquisition, all of the acquisitions of the Company and its predecessor have been accounted for under the purchase method of accounting and the acquired companies' results of operations from the respective acquisition dates are included in the accompanying consolidated financial statements.

   The separate results of operations of InfoCure and RADMAN for the periods presented follow.

                                                      Eleven Months Year Ended
                                                          Ended      December
                                                      December 31,      31,
                                                          1997         1998
                                                      ------------- -----------
   Revenue
     InfoCure........................................  $15,755,072  $59,235,474
     RADMAN..........................................    2,519,361    4,488,098
                                                       -----------  -----------
                                                       $18,274,433  $63,723,572
                                                       ===========  ===========
   Net income (loss)
     InfoCure........................................  $(8,569,498) $(2,881,712)
     RADMAN..........................................     (161,590)   1,020,634
                                                       -----------  -----------
                                                       $(8,731,088) $(1,861,078)
                                                       ===========  ===========

   The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                         Eleven Months Ended    Year Ended
             Pro Forma Amounts            December 31, 1997  December 31, 1998
             -----------------           ------------------- -----------------
                                           (In Thousands Except Share Data)
   Revenue..............................      $ 89,056           $101,938
   Net loss available to common
    stockholders .......................       (18,174)            (3,002)
   Loss per share--basic and diluted....         (2.52)             (0.34)

   The pro forma amounts for net income and earnings per share include the impact of asset impairment and restructuring charges as described in Note 4.

                              InfoCure Corporation

   The following tables summarize the fair values of the assets acquired, liabilities assumed and consideration given in connection with the foregoing acquisitions accounted for as purchases:

                                          Eleven Months Ended    Year Ended
                                           December 31, 1997  December 31, 1998
                                          ------------------- -----------------
   Accounts receivable...................     $ 3,218,513        $10,642,067
   Inventory.............................             --           1,426,186
   Prepaid expenses......................             --             347,374
   Property and equipment................       1,216,574          4,831,662
   Goodwill..............................      21,644,540         56,148,495
   Capitalized software..................       1,717,956            420,082
   Other assets..........................       1,321,316            707,381
   Deferred revenue......................      (2,690,051)        (4,942,109)
   Accounts payable......................        (933,630)          (692,577)
   Notes payable.........................      (1,650,173)               --
   Other liabilities.....................      (2,744,090)          (742,118)
                                              -----------        -----------
   Net assets acquired...................      21,100,955         68,146,443
   Purchased research and development....             --           9,000,000
                                              -----------        -----------
   Total acquisition.....................     $21,100,955        $77,146,443
                                              ===========        ===========

   These acquisitions were funded as follows:

                                           Eleven Months Ended    Year Ended
                                            December 31, 1997  December 31, 1998
                                           ------------------- -----------------
   Common stock...........................     $ 5,569,110        $ 4,159,277
   Note payable and other payables........       6,991,324         12,825,912
   Cash...................................       8,540,521         60,161,254
                                               -----------        -----------
   Total consideration....................     $21,100,955        $77,146,443
                                               ===========        ===========

   In addition to the foregoing consideration, certain of the purchase acquisition agreements provided for additional purchase consideration based on attaining certain revenue or operating income goals. The additional consideration will be accounted for as additional purchase price or compensation expense if and when earned. Maximum contingent consideration payable with respect to the Founding Companies originally aggregated
$4.7 million. As more fully described in Note 4, the Company's restructuring plans affected certain of the acquired companies such that portions of the contingent consideration related thereto was deemed earned and payable as of December 31, 1997. Accordingly, approximately $2.5 million of such consideration was included as part of the Company's restructuring costs for the eleven months ended December 31, 1997, in settlement of estimated contingent consideration obligations related to the affected companies. In the year ended December 31, 1998, the Company finalized negotiations with respect to contingent consideration for one affected company. As a result the Company agreed to an additional $750,000 of purchase consideration which is included in its restructuring costs for the year ended December 31, 1998.

   Maximum contingent consideration payable with respect to the Recent Acquisitions completed in 1998 aggregates $12.4 million. In 1998 contingent consideration of approximately $1.1 million was earned and has been recorded as additional purchase price pursuant to the terms of the original purchase agreement, as amended. Total remaining contingent consideration outstanding at December 31, 1998 is approximately $10.9 million.

                              InfoCure Corporation

Purchased Research and Development

   Through its acquisition of HSD, the Company acquired three in-process physician practice management system research and development projects. As of the acquisition date, technological feasability had not been established and there were no alternative future uses for the projects. The Company assigned an aggregate value of $9 million to the projects, based on the results of an independent appraisal. The appraisal considered the projects' stage of completion at the acquisition date and the time frame and estimated costs to complete the projects.

4. Impairment of Assets and Restructuring Costs

   Effective December 1, 1997, the Company determined to restructure through a plan to consolidate existing facilities and acquired operations. This restructuring plan enabled the Company to more effectively leverage its present and planned acquisitions, streamline its offering of products and services and respond more effectively to changing market conditions. In connection therewith, management also reevaluated the Company's investment in goodwill and capitalized software in light of current market conditions and the restructuring plan. Management determined that, based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of certain long-lived assets, principally of Rovak and DR Software, may not be recoverable. The resultant impairment of long-lived assets, due principally to the impact of the Company's new acquisitions (Note 3), necessitated a write-down of approximately $7.8 million as follows: (i) $3.5 million and $2.8 million of goodwill representing the excess of cost over net assets of the acquisition of Rovak and DR Software, respectively, acquired in July 1997 and (ii) $1.5 million of capitalized software related to products whose future utility is diminished based on market conditions. The estimated fair values of these long-lived assets were determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

   In connection with effecting the consolidation and restructuring, the Company has also recorded costs and accrued liabilities to close redundant facilities, cancel leases and other executory contracts and recognize contingent consideration earned or deemed as payable under terms of certain acquisition agreements for acquired companies affected by the consolidation and restructuring.

   The restructuring plan, which was completed in the second quarter of 1998, also included termination of certain redundant staff positions. Details of this element of the restructuring plan were finalized and communicated in the first quarter of 1998. Accordingly, compensation costs, including severance and other termination benefits, and other future costs related to the restructuring aggregating $1.1 million, were recognized in the first quarter of 1998 in accordance with EITF No. 94-3.

                              InfoCure Corporation

   Asset impairment and restructuring costs for the eleven months ended December 31, 1997 and the year ended December 31, 1998, are as follows:

                                                      Eleven Months
                                                          Ended      Year Ended
                                                      December 31,  December 31,
                    Cost related to                       1997          1998
                    ---------------                   ------------- ------------
   Write-off of goodwill............................   $ 6,360,063   $      --
   Write-off of capitalized software development
    costs...........................................     1,460,943          --
   Facility closure and consolidation...............       460,808          --
   Compensation costs for severance and other
    termination benefits............................           --     1,124,032
   "Earn-out" compensation for contingent
    consideration earned or deemed payable to former
    stockholders of entities affected by the
    consolidation and restructuring.................     2,558,169      750,000
   Other asset write-downs and costs................       296,044          --
                                                       -----------   ----------
   Total asset impairment and restructuring costs...   $11,136,027   $1,874,032
                                                       ===========   ==========

   As of December 31, 1998, approximately 50 employee terminations were related to restructuring actions. Accrued restructuring at December 31, 1998 totaled approximately $283,000, which is considered adequate to cover the facilities related costs which remain as a result of the 1997 restructuring plan.

5. Property and Equipment

   Major classes of property and equipment consisted of the following:

                                                        Estimated
                                                       Useful Lives December 31,
                                                         (Years)        1998
                                                       ------------ ------------
   Office and computer equipment......................     3-5      $ 6,765,489
   Furniture and fixtures.............................     5-7        1,684,816
   Equipment under capital lease obligations..........     3-5        1,233,876
   Leasehold improvements.............................     3-5          333,320
                                                                    -----------
                                                                     10,017,501
   Less accumulated depreciation......................                1,915,006
                                                                    -----------
                                                                    $ 8,102,495
                                                                    ===========

   Depreciation expense was approximately $231,000 and $651,000 for the eleven months ended December 31, 1997 and the year ended December 31, 1998, respectively. In connection with the restructuring plan described in Note 4, the Company disposed of property and equipment, primarily office and computer equipment, with a net book value of approximately $155,000.

                              InfoCure Corporation

6. Other Intangible Assets

     Other intangible assets consisted of:

                                                                    December 31,
                                                                        1998
                                                                    ------------
   Unamortized loan costs..........................................  $4,655,739
   Capitalized software development costs..........................   2,602,027
   Capitalized costs of future acquisitions........................     401,746
   Other...........................................................     417,425
                                                                     ----------
                                                                      8,076,937
   Less accumulated amortization...................................     768,555
                                                                     ----------
                                                                     $7,308,382
                                                                     ==========

   As described in Note 4, approximately $1.5 million of capitalized software was written-off during the eleven month period ended December 31, 1997. Amortization of capitalized software charged to operations was approximately $331,000 and $112,000 for the eleven months ended December 31, 1997, and the year ended December 31, 1998, respectively.

7. Accrued Expense

   Accrued expense consisted of the following:

                                                                    December 31,
                                                                        1998
                                                                    ------------
   Interest........................................................  $1,677,195
   Compensation....................................................   1,420,875
   Additional purchase price consideration.........................   1,100,000
   Taxes, other than income........................................     484,249
   Professional fees...............................................     146,849
   Other...........................................................   1,121,828
                                                                     ----------
                                                                     $5,950,996
                                                                     ==========

8. Notes Payable and Long-Term Debt

   The Company has a $2 million short-term note payable given in connection with an acquisition. The note bears interest at 12% per annum. The first installment of $1 million was due in January 1999 and the second installment is due and payable in February 1999.

   Long-term debt consisted of the following:

                                                                     December
                                                                        31,
                                                                       1998
                                                                    -----------
   Notes payable, FINOVA Capital Corporation ("FINOVA") (1)........ $68,350,807
   Subordinated notes payable, remainder of purchase price for acquisitions (2)...............................................  10,603,566
   Subordinated notes payable to stockholders; interest varies
    between 7% and 10%; maturing at various dates through 2001.....     180,058
   Other...........................................................   2,107,185
                                                                    -----------
                                                                     81,241,616
   Less current portion............................................  12,883,684
                                                                    -----------
                                                                    $68,357,932
                                                                    ===========

                              InfoCure Corporation

(1) At December 31, 1997, the Company had a $10 million credit facility with FINOVA for the purpose of funding its acquisition program. The credit facility is collateralized by substantially all of the Company's assets and the accounts receivable, cash flows and assets of future acquisition companies. This facility has a five-year term and accrues interest at an annual rate of prime plus 1.25% to 2%, depending on the Company achieving certain debt service ratios. This facility also included a contingent obligation payment, due in 2001 or upon full prepayment, based on the Company achieving certain operating cash flows in excess of a base operating cash flow, as defined. At December 31, 1997, the interest rate was 10.5% per annum and the contingent obligation payment was indeterminable.

    In February 1998, an amendment to the credit facility and a new loan increased the available credit under this facility to $30 million and, in October 1998, another amendment and new loan increased the available credit under this facility to $70 million. In connection with the amendments and increases, the interest rates were prime plus 0.5% to 1% (8.75% at December 31, 1998) on the $20 million loan and fixed at 9.5% on the $40 million and $10 million loans. Principal is due on all the loans in quarterly installments, beginning at $2,777,000, increasing ratably to $6,777,000, before the final installment of $13,777,000 in October 2002. In addition, with the October 1998 amendment and increase, the Company agreed to pay fees and costs of approximately $2.5 million and issued warrants to the lender to acquire up to 245,000 shares of Common Stock. The estimated value of these warrants is $1.5 million, which is included in other intangible assets and is being amortized as interest expense over the remaining term of the loan. A portion of these fees and costs were in substitution of the contingent obligation payment described above.

(2) The notes payable for the remainder of purchase price for acquisitions consist of two notes at December 31, 1998. One note, for $10 million, is due in equal installments of principal over five years. The initial interest rate is eight percent per annum and increases each year to a maximum of 14 percent per annum. The note is convertible, at the Company's option during the first year of the term, into shares of Common Stock at a rate based on the price per share of an underwritten public offering or the market value of the Common Stock. The remaining $603,566 note bears interest at six percent per annum and is due October 1, 2000. This note is convertible into shares of Common Stock upon the closing of a public offering of the Common Stock (Note 13). The conversion price is $7.59 or $8.25 per share if the conversion occurs in 1999 or 2000, respectively.

   As of December 31, 1998, future maturities of these obligations are as follows:

       Year                                                            Amount
       ----                                                          -----------
       1999......................................................... $12,883,684
       2000.........................................................  14,217,296
       2001.........................................................  13,592,420
       2002.........................................................  38,473,429
       2003.........................................................   2,074,787
                                                                     -----------
         Total...................................................... $81,241,616
                                                                     ===========

9. Commitments

Operating Leases

   The Company leases its office facilities and certain equipment under operating leases having terms ranging from one to seven years.

                              InfoCure Corporation

   Approximate future minimum rentals, by year and in the aggregate, under noncancellable operating leases with remaining terms of more than one year are as follows:

       Year                                                             Amount
       ----                                                           ----------
       1999.......................................................... $2,838,000
       2000..........................................................  2,393,000
       2001..........................................................  2,002,000
       2002..........................................................  1,847,000
       2003..........................................................    560,000
       Thereafter....................................................    203,000
                                                                      ----------
         Total....................................................... $9,843,000
                                                                      ==========

   Rent expense was approximately $468,000 and $1,338,000 for the eleven months ended December 31, 1997, and the year ended December 31, 1998, respectively.

Employee Benefit Plan

   In January 1998, the Company implemented a qualified 401(k) savings plan ("the Plan") covering all employees meeting certain age and years of service eligibility requirements. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

   During the eleven months ended December 31, 1997, the companies comprising the Founding Companies and the Recent Acquisitions had separate benefit plans for employee retirement. As of January 31, 1998, all previous plans were rolled into the newly adopted plan. Contributions to employee benefit plans for the eleven months ended December 31, 1997, and the year ended December 31, 1998, were approximately $34,000, and $435,000, respectively. The contribution for the year ended December 31, 1998 will be in Common Stock.

10. Stockholders' Equity

Common Stock

   In connection with the formation of the Company and concurrent with completion of its initial public offering, all of the approximately 52 million outstanding shares of AMC common stock were converted into approximately 3.0 million shares of Common Stock. The Company had 15,000,000 shares of $.001 par value Common Stock and 2,000,000 shares of $.001 par value Preferred Stock authorized at December 31, 1998. Shares of Common Stock issued and outstanding were 7,581,705 at December 31, 1998.

Institutional Investor

   Under the terms of a private placement agreement with an institutional investor (the "Investor"), the Company can exercise options ("Put Options") with the Investor. Generally, upon exercise of a Put Option, the Investor must tender the amount designated by the Company (the "Investment Amount"). The number of shares to be issued upon exercise of a Put Option is based on a nominal discount of the stock's average closing price, as defined.

   The Investor has committed to invest up to $10 million. The Company has exercised $7 million in three installments from September 28 through December 31, 1998. The most recent installment, for $2 million, was

                             InfoCure Corporation
initiated in December 1998, closed in January 1999, and is reflected as common stock issuable in the accompanying financial statements. A total of 351,322 shares were issued in the first two installments and 80,000 shares were issued in the third installment.

   The Company also granted the Investor warrants to acquire 100,000 shares of common stock (see below).

Convertible Redeemable Preferred Stock

   In February 1998, the Company completed the sale of 850,060 shares of its Convertible Redeemable Preferred Stock in a private placement for approximately $8.5 million which netted the Company $7.8 million after commissions and offering expenses. These proceeds were used primarily for funding future acquisitions and related expenses.

   The Preferred Stock is not currently entitled to any set level of dividends; however, in the event the Company should pay any dividend or make any other distribution in respect of its Common Stock, a dividend in a like amount must be paid in respect to the Preferred Stock based on the number of shares of Common Stock into which the Preferred Stock could then be converted.

   Shares of the Redeemable Preferred Stock are immediately convertible into shares of Common Stock. Until February 6, 1999, the shares can be converted into that number of Common Stock shares determined by dividing the initial price of $10.00 per share by a conversion price of $8.50. On February 6, 1999, the conversion price will be reset for the lesser of $8.50 per share or the trailing 30-day average closing price of the Common Stock, subject to a minimum of $6.75 per share. All unconverted shares of Preferred Stock will be redeemed by the Company for $10 per share plus accumulated and unpaid dividends in February 2003.

   The holders of Preferred Stock are entitled to vote together as a single class with the holders of Common Stock on all matters submitted to a vote of stockholders, except to the extent a separate class vote is required. The holders of Preferred Stock have one vote for each share of Common Stock that could then be acquired on conversion of their Preferred Stock.

   Upon any dissolution, liquidation or winding-up of the Company, before any payments are made to any holders of Common Stock or any other class or series the Company's capital stock then outstanding, the holders of Preferred Stock are entitled to receive an amount equal to $10.00 per share of Preferred Stock or, in the event the holders of Common Stock would be entitled to a greater payment, the holders of Preferred Stock are entitled to participate equally with the holders of Common Stock, on an as-converted basis, in such liquidating distribution.

   The Preferred Stock is not entitled to cumulative voting and has no preemptive rights. There is no sinking fund in respect of the Preferred Stock.

   In connection with the immediate conversion feature the Company recognized $800,000 as an accretive dividend attributable to the Preferred Stock issuance including commissions and the estimated value of warrants granted to the placement agent (see below).

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

                              InfoCure Corporation

Company also assumed the stock options of AMC, its predecessor, which were outstanding at July 10, 1997. Such options were converted at the same rate used in connection with the conversion of AMC's common stock.

   Under the InfoCure Corporation 1996 Stock Option Plan 3,000,000 shares of Common Stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted Incentive Stock Options (ISOs) within the dollar limitations under
Section 422(d) of the Internal Revenue Code. The exercise price of all ISOs shall not be less than the fair market value of the Common Stock as of the option grant date (110% of such value for 10% shareholders). Options granted to directors and consultants must be nonqualified stock options. Options vest ratably over the four year period beginning on the grant date.

   Under the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, 500,000 shares of Common Stock of the Company have been reserved for issuance to employees of the Company. Employees are granted nonqualified stock options based on years of service with the Company and are fully vested four years from the grant date. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the Common Stock as of the grant date.

   Under the InfoCure Corporation Directors Stock Option Plan, 100,000 shares of Common Stock of the Company have been reserved for issuance as nonqualified stock options to Directors of the Company who are not employees of the Company. Upon appointment to the Board of Directors, a director receives an option grant of 10,000 shares and may receive an additional option grant of 2,500 shares on each anniversary date. One-half of the options granted pursuant to this plan vests after one year of service following the grant date and the other one-half vests after two years of service following the grant date.

   In 1998, the Company implemented the InfoCure Employee Stock Purchase Plan. This plan allows employees of the Company to purchase Common Stock through payroll deductions for 85% of fair market value. As of December 31, 1998, there are 150,000 shares of Common Stock reserved for issuance under this plan.

   In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for InfoCure beginning February 1, 1996. SFAS No. 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, InfoCure is expected to grant additional awards in future years.

   The Company has elected to account for its stock options under the intrinsic value method as outlined in APB No. 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because InfoCure's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value

                              InfoCure Corporation
method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

   In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the eleven months ended December 31, 1997 and the year ended December 31, 1998.

                                                      Eleven Months
                                                          Ended      Year Ended
                                                      December 31,  December 31,
                                                          1997          1998
                                                      ------------- ------------
   Risk-free interest rate...........................   5.7-6.2%         6%
   Dividend yield....................................     0.0%          0.0%
   Volatility factor.................................     19.7%         58%
   Weighted average expected life (in years).........       5            4

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      Eleven Months
                                                          Ended      Year Ended
                                                      December 31,  December 31,
                                                          1997          1998
                                                      ------------- ------------
                                                      (In Thousands Except Share
                                                                Data)
   Net loss available to common stockholders
     As reported.....................................   $ (8,731)     $(2,661)
     Pro forma.......................................     (8,835)      (3,803)

   Basic and diluted loss per share
     As reported.....................................   $  (1.79)     $ (0.39)
     Pro forma.......................................      (1.81)       (0.56)

   A summary of stock option activity, and related information for the eleven months ended December 31, 1997, and the year ended December 31, 1998 follows:

                                                                       Weighted-
                                                                        Average
                                                                       exercise
                                                             Options     price
                                                            ---------  ---------
   Outstanding at February 1, 1997.........................   168,540   $ 3.63
     Granted...............................................   985,471     4.23
     Exercised.............................................       --       --
     Forfeited or canceled.................................    (2,983)    1.67
                                                            ---------
   Outstanding at December 31, 1997........................ 1,151,028     4.15
     Granted............................................... 1,697,475    12.64
     Exercised.............................................   (50,887)    1.22
     Forfeited or canceled.................................  (251,829)    8.26
                                                            ---------
   Outstanding at December 31, 1998........................ 2,545,787     9.74
   Options exercisable at December 31, 1997................    68,236     2.91
   Options exercisable at December 31, 1998................   361,232     4.22

                              InfoCure Corporation

   The weighted average fair value of options granted for the eleven months ended December 31, 1997, and the year ended December 31, 1998, were $1.34 and $6.81, respectively.

   The following table summarizes information about the Company's outstanding stock options at December 31, 1998.

                         Options Outstanding            Options Exercisable
                 ------------------------------------ ------------------------
                                 Weighted-
                                  Average
                     Number      Remaining  Weighted-     Number     Weighted-
     Range of    Outstanding at Contractual  Average  Exercisable at  Average
     Exercise     December 31,     Life     Exercise   December 31,  Exercise
      Prices          1998        (Years)     Price        1998        Price
     --------    -------------- ----------- --------- -------------- ---------
   $ 1.68- 4.13      708,696        2.6      $ 4.01      266,211       $3.81
     4.19- 9.81      454,742        2.7        7.55       95,021        5.31
    10.00-13.50    1,320,549        3.8       13.29          --          --
    13.63-26.44       61,800        3.6       15.77          --          --
   ------------    ---------        ---      ------      -------       -----
   $ 1.68-26.44    2,545,787        3.2      $ 9.74      361,232       $4.22
   ============    =========        ===      ======      =======       =====

Restricted Stock Award

   In 1998, the Board approved a restricted stock award aggregating 95,000 shares as part of an incentive compensation package to three executives. The fair value of this award at the grant date, approximately $1.1 million, is deferred compensation amortizable over its ten year vesting period; however, the vesting can be accelerated upon the occurrence of certain events. Under the terms of the agreement, 50% of shares not vested will automatically vest upon the Company's stock having an average closing price of $25 per share over a 20-day period. The remainder of shares not vested will automatically vest upon the Company's stock having an average closing price of $40 per share over a 20-day period. Based on these criteria, approximately $500,000 vested in the first quarter of 1999 and it is possible that the remaining portion will also vest during the first quarter 1999.

Warrants

   In 1997, the Company issued to an investment advisory firm a warrant to acquire 110,000 shares of Common Stock at $5.50 per share. This warrant was in lieu of approximately $330,000 payable to the investment advisory firm principally for services in connection with the Company's acquisition program. An executive/director is associated with this investment advisory firm.

   In connection with the acquisition of PACE, the Company issued to the former owners of PACE warrants to acquire 186,000 shares of Common Stock at an exercise price of $9.13 per share. These warrants have a ten-year term.

   In connection with the Redeemable Preferred Stock private placement in February 1998, the Company granted to the placement agent a ten-year warrant to acquire 100,000 shares of Common Stock at an exercise price of $9.00 per share. The $219,000 estimated value of this warrant was recorded as part of the accretive dividend attributed to the preferred stockholders.

   In connection with a private placement arrangement with the Investor, the Company granted a warrant to acquire 100,000 shares of Common Stock at $23.00 per share. This warrant has a five-year term and is immediately exercisable.

                              InfoCure Corporation

   In connection with the October 1998 loan which increased the Company's credit facility, the lender was granted the right to acquire up to 245,000 shares of Common Stock at $12 per share. At December 31, 1998, an immediately exercisable warrant for 225,000 shares had been issued with a ten-year term. The $1.5 million estimated value of this warrant has been recorded as deferred loan costs.

   None of the foregoing warrants have been exercised.

11. Income Taxes

   The components of income tax expense (benefit) are as follows:

                                                    Eleven Months
                                                        Ended      Year Ended
                                                    December 31,  December 31,
                                                        1997          1998
                                                    ------------- ------------
   Current:
     Federal.......................................  $    38,849  $ 1,064,000
     State.........................................        7,000      235,000
                                                     -----------  -----------
   Total current...................................       45,849    1,299,000
                                                     -----------  -----------
   Deferred:
     Federal.......................................   (1,406,741)  (1,104,000)
     State.........................................     (248,250)    (244,000)
                                                     -----------  -----------
   Total deferred..................................   (1,654,991)  (1,348,000)
                                                     -----------  -----------
   Change in deferred tax asset valuation
    allowance......................................      285,000     (285,000)
                                                     -----------  -----------
   Net income tax benefit..........................  $(1,324,142) $  (334,000)
                                                     ===========  ===========


   Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                                  December 31,
                                                                      1998
                                                                  ------------
   Current:
     Deferred tax assets
       Allowance for doubtful accounts...........................  $  247,000
       Deferred revenue and customer deposits....................     235,000
       Accrued restructuring costs...............................      72,000
       Accrued expense...........................................      76,000
       Other.....................................................      45,000
                                                                   ----------
                                                                      675,000
                                                                   ----------
   Noncurrent:
     Deferred tax assets
       Basis difference of goodwill, capitalized software costs,
        property and equipment and other assets..................   4,760,000
       Net operating loss carryforwards..........................     259,000
                                                                   ----------
                                                                    5,019,000
                                                                   ----------
                                                                   $5,694,000
                                                                   ==========

                              InfoCure Corporation

   The Company's effective income tax rate varied from the U.S. federal statutory rate as follows:

                                                    Eleven Months
                                                        Ended      Year Ended
                                                    December 31,  December 31,
                                                        1997          1998
                                                    ------------- ------------
   Expected tax benefit............................  $(3,419,000)  $(746,000)
   Increase (decrease) in income taxes resulting
    from:
     State income benefit..........................     (603,000)   (154,000)
     Nondeductible goodwill........................    2,306,000     724,000
     Other, net....................................      106,858     127,000
     Change in deferred tax asset valuation
      allowance....................................      285,000    (285,000)
                                                     -----------   ---------
   Net income tax benefit..........................  $(1,324,142)  $(334,000)
                                                     ===========   =========

   As of December 31, 1998, the Company and its subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $761,000 which expire at various dates to 2013.

12. Supplemental Cash Flow Information

   Cash payments for interest amounted to approximately $309,000 and $1,906,000 for the eleven months ended December 31, 1997, and the year ended December 31, 1998, respectively. The Company made cash payments for income taxes of approximately $5,000 and $1,200,000 for the eleven months ended December 31, 1997 and the year ended December 31, 1998, respectively.

   During the eleven months ended December 31, 1997, the Company issued Common Stock with an aggregate fair value of approximately $5.6 million and incurred notes payable and other liabilities of approximately $7.0 million in connection with acquisition of the Founding Companies and the Recent Acquisitions. During the year ended December 31, 1998, the Company issued Common Stock with an aggregate fair value of approximately $4.2 million and incurred notes payable and other liabilities of approximately $12,800,000 in connection with acquisitions completed during the period.

   During the year ended December 31, 1998, the Company issued stock warrants with an aggregate value of approximately $1.7 million for services rendered to the Company.

13. Subsequent Events

   In January 1999, the Company filed a registration statement to offer to the public 3 million shares of its Common Stock. The Company intends to use the proceeds to repay amounts outstanding on the FINOVA credit facility and notes payable to The Reynolds and Reynolds Company from the purchase of HSD. The balance of the proceeds will be used for working capital and other general corporate purposes. In connection with planned extinguishment of outstanding debt, the Company will incur debt extinguishment costs of as much as $5.1 million, representing write-off of deferred loan costs, including costs paid after December 31, 1998.

   In two separate transactions in February 1999, the Company merged with OMSystems, Inc. ("OMS") and Macon Systems Management, LLC ("MSM") in business combinations to be accounted for as pooling of interests. The Company exchanged approximately 1,144,000 shares of Common Stock in the OMS transaction and 83,000 shares of Common Stock in the MSM transaction. OMS and MSM provide practice management software for orthodontists and dermatologists, respectively.

                              InfoCure Corporation

   Pro forma unaudited results of operations assuming the OMS merger occurred on February 1, 1997 are as follows:

                                                      Eleven Months
                                                          Ended      Year Ended
                                                      December 31,  December 31,
                                                          1997          1998
                                                      ------------- ------------
                                                      (In Thousands Except Share
                                                                Data)
Net revenue..........................................    $29,617      $78,676
Net loss available to common stockholders............     (7,124)      (5,957)
Net loss per share--basic and diluted................      (1.18)       (0.75)

   The pro forma information presented does not include the results of operations of MSM as this merger was not considered significant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements with InfoCure's independent accountants involving accounting and financial disclosure matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

   The directors and executive officers of InfoCure and their ages as of the date of this report are as follows:

       Name          Age                        Position
       ----          ---                        --------
Frederick L. Fine..   40 Chief Executive Officer, President and Director(1)
James K. Price.....   40 Executive Vice President, Secretary and Director(1)
Richard E.            52 Chairman, Treasurer and Director(1)
 Perlman...........
Lance B. Cornell...   33 Senior Vice President--Finance; Chief Financial Officer
Michael E. Warren..   44 Vice President--Human Resources and Director
R. Ernest             49 Vice President--Sales and Marketing
 Chastain..........
Donald M. Rogers...   40 Chief Information Officer
Kurt I. Lawrence...   47 Vice President--Research and Development
Gary W. Plumer.....   41 Vice President--Finance, Assistant Secretary and
                         Assistant Treasurer
James D. Elliott...   38 Director(2)(3)
Raymond H. Welsh...   67 Director(2)(3)

--------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

   Frederick L. Fine is a founder of InfoCure and currently serves as its President and Chief Executive Officer. He has served as a director of InfoCure since its inception. Mr. Fine served as president of AMC from 1995 to 1997 and as president of ICS from 1994 to 1997. From 1993 to 1995, Mr. Fine served as executive vice president of AMC, and from 1985 to 1994 served as executive vice president of ICS, which he co-founded in 1985. From 1991 to 1993, Mr. Fine served as vice president of Newport Capital, Inc. ("Newport"), predecessor to AMC. Mr. Fine has served as a director of InfoCure as well as AMC, ICS and Newport throughout the terms of his employment by each company. From 1983 to 1985, Mr. Fine was with Informatics General Corporation, a supplier of accounting software, and from 1981 to 1983 was with Moore Business Systems, a division of Moore Corporation Ltd., a provider of practice management systems. Mr. Fine holds a B.S. in Economics from the University of Georgia.

   James K. Price is a founder of InfoCure and currently serves as its Executive Vice President and Secretary. He has served as a director of InfoCure since its inception. Mr. Price served as executive vice president of AMC from 1996 until 1997 and was vice president from 1993 to 1995. Mr. Price co-founded ICS and has served as its executive vice president since 1994, as vice president from 1987 to 1994 and as president from 1985 to 1987. In addition, from 1991 to 1993, Mr. Price was a vice president of Newport. Mr. Price has served as a director of InfoCure as well as AMC, ICS and Newport throughout the terms of his employment by each company. From 1983 to 1985, Mr. Price was healthcare sales manager of Executive Business Systems, a practice management systems supplier, and from 1981 to 1983 was with Moore Business Systems. Mr. Price holds a B.A. in Marketing from the University of Georgia.

   Richard E. Perlman has served as InfoCure's Chairman and Treasurer since December 1997 and as a director since March 1997. From December 1997 until October 1998, Mr. Perlman served as InfoCure's Chief Financial Officer. Mr. Perlman is the founder of Compass Partners, L.L.C. ("Compass"), a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

   Lance B. Cornell has served as InfoCure's Senior Vice President of Finance and Chief Financial Officer since October 1998. Prior to joining InfoCure, Mr. Cornell served as vice president--controller and in other financial management roles at HBO & Company, a healthcare information systems company, from March 1992 through June 1998. Mr. Cornell holds a B.S. in Finance from the University of Colorado and is a Certified Public Accountant.

   Michael E. Warren has served as Vice President of InfoCure since December 1997, most recently as Vice President--Human Resources since August 1998. Prior to that time he served as InfoCure's Chief Financial Officer from December 1996 until December 1997. He has served as a director of InfoCure since March 1997. Mr. Warren served as vice president of operations and as chief financial officer of AMC from 1994 to 1996. From 1992 to 1994, Mr. Warren was director of provider systems at Millennium Healthcare, a supplier of electronic healthcare services. From 1986 to 1992, Mr. Warren was director of the Southeast Computer Risk Management Practice of Arthur Andersen, LLP. From 1983 to 1986, Mr. Warren worked as Manager of Systems Auditing for NationsBank, and from 1980 to 1983 was an accountant with Coopers & Lybrand, LLP. Mr. Warren holds a Masters in Business Information Systems from Georgia State University and a B.A. in Accounting from the University of Georgia. Mr. Warren is a member of the AICPA and a member of the Georgia Society of CPAs.

   R. Ernest Chastain has served as Vice President--Sales and Marketing of InfoCure since December 1997. Prior to joining InfoCure in December 1997, Mr. Chastain served as vice president--sales and marketing of AMC from November 1996. From 1994 until 1996 he served as vice president of sales of Quality Systems, Inc., a healthcare practice management company; and from 1993 to 1994, Mr. Chastain served as vice president of sales for ELCOMP, Inc., a healthcare practice management company. From 1983 to 1986, Mr. Chastain served as regional vice president for Contel Business Systems, Inc., a supplier of practice management systems, which was acquired in 1986 by Versyss, Inc., another practice management system supplier. From 1986 to 1992, Mr. Chastain served as vice president of sales management for Versyss, Inc. Mr. Chastain holds a B.A. in Marketing from the University of Georgia.

   Donald M. Rogers has served as InfoCure's Chief Information Officer since July 1998. Mr. Rogers served as a Vice President of InfoCure from April 1998 until July 1998 and as President of InfoCure's medical systems division from April 1997 until April 1998. He was the founder of DR Software and served as its president since its formation in 1983. From 1983 to 1984, Mr. Rogers was an account manager at HBO & Company, a healthcare information systems company, and from 1980 to 1983 was a systems analyst at NCR Corporation, a computer hardware manufacturer. Mr. Rogers holds a B.S. in Management from the State University of New York at Buffalo.

   Kurt I. Lawrence has served as InfoCure's Vice President--Research and Development since August 1998. Mr. Lawrence has led InfoCure's research and development efforts since joining InfoCure in March 1998. He founded MSI in June 1989 and served as its president and chief executive officer until MSI was acquired by InfoCure. Mr. Lawrence was founder, president and chief executive officer of Lawrence Data Systems, Inc. from 1983 until 1989 and from 1976 until 1982 he served as the director of the University of Rochester Medical Center's computing department.

   Gary W. Plumer has served as Vice President--Finance, Assistant Secretary and Assistant Treasurer of InfoCure since December 1997. He served as Controller for the Company from November 1996 until December 1997. Prior to joining the Company, Mr. Plumer served as divisional controller for Turner Broadcasting System, Inc., a worldwide broadcasting company, from April 1988 until November 1996. Mr. Plumer is a Certified Public Accountant and holds a B.B.A. in Finance from the University of Georgia.

   James D. Elliott has served as a director of InfoCure since March 1997. Mr. Elliott is the president of Cablepro, Inc., a computer/telephone cable systems integration company, and has served in that position since 1991. He was president of GE Network Services from August 1996 until August 1997. Mr. Elliott co-founded Universal Data Consultants, Inc., a systems integrator, in 1983 and served as its president from 1983 until it was purchased by an affiliate of GE Capital Services Company in July 1996. Mr. Elliott has also served as a director of Abdata Systems, Inc. since February 1998. Mr. Elliott holds a B.S. in Economics from the University of Georgia.

   Raymond H. Welsh has served as a director of InfoCure since March 1998. He has served as senior vice president of PaineWebber Incorporated since January 1995. From August 1955 to January 1995, Mr. Welsh served as an investment broker, director, senior vice president and partner of Kidder Peabody & Co. Incorporated. Mr. Welsh is a trustee of the University of Pennsylvania, a trustee and member of the executive committee of the University of Pennsylvania Health System, and chairman of the Health System Capital Campaign, "Creating the Future of Medicine." Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

   There are no family relationships between any of the directors or executive officers of InfoCure.

Terms of Directors

   The Board of Directors consists of seven directors each serving a one-year term. Currently, there are six directors serving on the Board of Directors and one vacancy. InfoCure's Bylaws permit the Board of Directors to fill vacancies. In addition, InfoCure's Bylaws divide the Board of Directors into three classes and each class serves for a staggered three-year term or until successors of such class have been elected and qualified. Messrs. Perlman and Warren are Class I directors and serve until the annual meeting of shareholders held in 1999. Messrs. Price and Welsh are Class II directors and serve until the annual meeting of shareholders held in 2000. Messrs. Fine, Elliott and any director appointed to fill the existing vacancy are Class III directors and will serve until the annual meeting of shareholders held in 2001. At each annual meeting of shareholders, a class of directors is elected for a three-year term to succeed the directors of the same class whose terms are then expiring. To the extent there is an increase in the number of directors, the Board of Directors will distribute the additional directorships among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

Committees of the Board of Directors

   InfoCure's Board of Directors has established a Compensation Committee and an Audit Committee. Messrs. Elliott and Welsh currently comprise the members of the Audit and Compensation Committees of the Board of Directors. The Audit Committee is responsible for recommending independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, monitoring InfoCure's financial policies and control procedures, and reviewing and monitoring the provisions of non-audit services by InfoCure's auditors. The Compensation Committee is responsible for reviewing and recommending salaries, bonuses and other compensation for InfoCure's executive officers. The Compensation Committee also is responsible for administering InfoCure's stock option plans and for establishing the terms and conditions of all stock options granted under these plans.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires InfoCure's directors and officers and persons who own more than 10% of a registered class of InfoCure's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. Such persons are required by Commission regulations to furnish InfoCure with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms furnished to InfoCure and written representations from the executive officers and directors of InfoCure, InfoCure believes that all Section 16(a) requirements were met during 1998 except that Mr. Cornell filed an initial report after the filing date set forth in Section 16(a), Mr. Ronald M. Vagle, a former director of InfoCure, filed two reports of changes in ownership after the filing date set forth in
Section 16(a) and Messrs. Fine, Price, Warren, Chastain and Rogers each reported a 1997 stock option grant belatedly on their most recent annual statement of changes in beneficial ownership.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

   The following table sets forth the total compensation paid by InfoCure for services rendered by InfoCure's Chief Executive Officer for the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 as well as InfoCure's four other most highly compensated executive officers in the year ended December 31, 1998, (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                      Annual            Long-Term
                                   Compensation    Compensation Awards
                                 ---------------- ---------------------
                                                  Restricted Securities
Name and                  Year                      Stock    Underlying    All Other
Principal Position       Ending   Salary   Bonus    Awards    Options   Compensation (1)
------------------      -------- -------- ------- ---------- ---------- ----------------
Frederick L. Fine
 President and Chief
 Executive Officer..... 12/31/98 $125,000 $33,333   35,000    175,100       $16,911
                        12/31/97  127,778     --       --     130,200           --
                        01/31/97  101,065     --       --         --            --

James K. Price
 Executive Vice
 President and          12/31/98  125,000  33,333   30,000    160,100        19,270
 Secretary............. 12/31/97  126,036     --       --     126,200           --
                        01/31/97  100,292     --       --         --            --

Richard E. Perlman
 Chairman and           12/31/98  120,000  33,333   30,000    160,050        11,927
 Treasurer............. 12/31/97      --      --       --     120,000           --
                        01/31/97      --      --       --         --            --

R. Ernest Chastain
 Vice President--Sales
 and Marketing ........ 12/31/98  125,000  25,000      --       2,056           --
                        12/31/97  125,000  25,000      --      60,050           --
                        01/31/97   20,833   4,167      --      80,541           --

Donald M. Rogers
 Chief Information      12/31/98  110,000     --       --      33,100        16,000
 Officer............... 12/31/97   54,500     --       --      41,400         9,000
                        01/31/97      --      --       --         --            --

--------
(1) In accordance with the rules of the Commission, the compensation set forth in the table does not include compensation in the form of perquisites or other personal benefits because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

Option Grants in Last Fiscal Year

   The following table sets forth all individual grants of stock options during the year ended December 31, 1998, to each of the Named Executive Officers:

                                                                            Potential Realizable
                                                                              Value at Assumed
                                                                               Annual Rates of
                                                                                 Stock Price
                                                                                Appreciation
                                         Individual Grants                   for Option Term(2)
                         -------------------------------------------------- ---------------------
                         Securities Percent of Total
                         Underlying Options Granted  Exercise or
                          Options   to Employees in  Base Price  Expiration
Name                     Granted(1)   Fiscal Year     Per Share     Date        5%        10%
----                     ---------- ---------------- ----------- ---------- ---------- ----------
Frederick L. Fine.......      100         -- %         $ 9.81     01/01/08  $      617 $    1,563
                           35,000         2.0           12.25     06/01/08     269,639    683,317
                          140,000         8.1           13.50     10/23/08   1,188,611  3,012,173

James K. Price..........      100         --             9.81     01/01/08         617      1,563
                           30,000         1.7           12.25     06/01/08     231,119    585,700
                          130,000         7.5           13.50     10/23/08   1,103,710  2,797,018

Richard E. Perlman......   30,000         1.7           12.25     06/01/08     231,119    585,700
                               50         --            13.75     09/09/08         432      1,096
                          130,000         7.5           13.50     10/23/08   1,103,710  2,797,018

R. Ernest Chastain......    2,006         0.1           13.50     10/23/08      17,031     43,160
                               50         --            20.00     12/02/08         629      1,594

Donald M. Rogers........      100         --             9.81     01/01/08         617      1,563
                           33,000         1.9           13.50     10/23/08     280,173    710,012

--------
(1) All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the Board of Directors.
(2) The potential realizable value is calculated based on the 10-year term of the option at the time of its grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually over the term of the option. These numbers are calculated based upon rules promulgated by the Commission and do not represent InfoCure's estimate or projection of the future value of the common stock. The actual realizable value of the options based on the price to public in the offering will exceed the potential realizable value shown in the table.

Option Exercises in Last Fiscal Year and Year-End Option Values

   The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held by the Named Executive Officers as of December 31, 1998:

                                                Securities Underlying   Value of Unexercised In-
                                               Unexercised Options at     the-Money Options at
                           Shares                  Fiscal Year-End         Fiscal Year-End(1)
                          Acquired    Value   ------------------------- -------------------------
Name                     on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
Frederick L. Fine.......      --        --      48,424       256,876    $1,385,895   $5,755,223
James K. Price..........      --        --      48,424       237,876     1,385,895    5,345,743
Richard E. Perlman......      --        --      47,364       232,686     1,355,558    5,340,392
R. Ernest Chastain......      --        --      55,271        87,376     1,579,440    2,482,187
Donald M. Rogers........      --        --      10,000        64,500       286,200    1,536,212

--------
(1) The closing price for InfoCure's common stock as reported by the American Stock Exchange on December 31, 1998 was $32 3/4. The value is calculated on the basis of the difference between the option exercise price and $32 3/4, multiplied by the shares of common stock underlying the option. InfoCure's common stock commenced trading on the Nasdaq Stock Market on January 29, 1999.

Employee Benefit Plans

   In October 1996, AMC adopted and issued stock options under AMC's 1996 Stock Option Plan (the "AMC Plan"). In addition, in December 1996, InfoCure's Board of Directors and stockholders adopted the InfoCure Corporation 1996 Stock Option Plan ("InfoCure's Plan"). In June 1998, InfoCure's stockholders approved an amendment to InfoCure's Plan to allow 1,125,000 shares of common stock to be issued thereunder. Effective October 23, 1998, the Board of Directors approved an amendment to InfoCure's Plan, subject to stockholder approval, to reserve 3,000,000 shares of common stock to be issued thereunder.

   InfoCure's Plan and the AMC Plan (collectively, the "Stock Option Plans") each provide for the granting to officers, key employees and employee directors of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code") and for the granting of non-statutory stock options to employees and consultants. The Stock Option Plans are administered by the Board of Directors, or a committee thereof, which determines the term of the option granted, the exercise price, when and to whom options are granted, shares subject to the option, the vesting schedule and the form of consideration payable at the exercise of the option.

   Incentive stock options granted under the Stock Option Plans are not transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable only by the optionee during his or her lifetime. The exercise price of all incentive stock options granted under the Stock Option Plans must be at least equal to the fair market value of InfoCure's common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the outstanding stock of the issuer, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of such option must not exceed five years. The term of all options granted under the Stock Option Plans may not exceed ten years. All options expire one year after termination of an optionee's employment or engagement, unless such termination was for death or disability in which case such options expire two years after termination. Unless terminated sooner by the Board of Directors, stock options may be granted within ten years of the adoption of the Stock Option Plan.

   Generally, stock options granted under the Stock Option Plans to executive officers expire ten years from the date of grant and vest 25% per year on the anniversary of the date of grant, thus becoming fully exercisable on the fourth anniversary. Certain options granted under InfoCure's Plan become fully vested in the event that the common stock reaches a target average closing price for a specified number of consecutive trading days. Certain options granted to Messrs. Fine, Perlman and Price in September 1997 have longer vesting schedules. If the executive officer's employment is terminated for any reason, except upon a change of control, prior to the vesting of the option, that portion of the option which has not vested shall be terminated. Upon certain events resulting in a change of control of InfoCure, all options become fully vested.

   As of December 31, 1998, options to purchase 128,642 shares of common stock were outstanding under the AMC Plan at an equivalent weighted average exercise price of $4.19 per share and options to purchase 2,209,036 shares of common stock were outstanding under InfoCure's Plan at weighted average exercise price of $9.58 per share. No additional stock options will be granted under the AMC Plan.

Employee Stock Purchase Plan

   In June 1998, InfoCure's stockholders approved the InfoCure Corporation Employee Stock Purchase Plan (the "Stock Purchase Plan") which is intended to qualify under Section 423 of the Code. InfoCure implemented the Stock Purchase Plan during the first quarter of 1998. The Stock Purchase Plan allows employees to purchase common stock through payroll deductions for 85% of the fair market value of the common stock. Participation in the Stock Purchase Plan is voluntary. Employees may become participants in the Stock Purchase Plan by authorizing payroll deductions of one to fifteen percent of their base pay or a set dollar amount for each payroll period. At the end of each three-month purchase period, each participant in the Stock Purchase Plan will receive an amount of InfoCure's common stock equal to the sum of that participant's payroll deductions during the calendar quarter multiplied by 85% of the lower of the fair market value of InfoCure's common stock at the beginning of the calendar quarter, or the fair market value of InfoCure's common stock at the end of the quarter. Common stock which is purchased pursuant to the Stock Purchase Plan is subject to a one-year holding period, and thus employees who purchase common stock under the Stock Purchase Plan will not receive stock certificates for their shares until the one-year holding period has terminated. This holding period lapses upon certain events resulting in a change of control. No employee may participate in the Stock Purchase Plan to the extent that such employee owns or would own 5% or more of the voting power of all classes of InfoCure's stock. There are currently 100,000 shares of common stock reserved for issuance under the Stock Purchase Plan. In addition, InfoCure is permitted under the Stock Purchase Plan to purchase shares of common stock on the open market for the purpose of reselling the shares to participants in the Stock Purchase Plan. As of December 31, 1998, all of the shares sold to participants in the Stock Purchase Plan were purchased on the open market and no shares have been originally issued by InfoCure. Effective October 23, 1998, the Board of Directors approved an amendment to the Stock Purchase Plan, subject to stockholder approval within one year, increasing the number of shares of common stock reserved for issuance thereunder to 150,000, and deleting payment by personal check as an alternate method of payment for common stock purchased under the Stock Purchase Plan.

Length-of-Service Stock Option Plan

   In June 1998, InfoCure's stockholders approved InfoCure's Length-of-Service Nonqualified Stock Option Plan which provides for the grant of nonqualified stock options to employees (the "Length-of-Service Plan"). Employees are eligible for the grant of options under the Length-of-Service Plan based on the number of years of service which they have completed with InfoCure or a business which has been acquired by InfoCure. Upon completion of each of their first five years of service, employees are eligible to receive an option to purchase 50 shares of InfoCure's common stock. Upon completion of their sixth year of service, employees are eligible to receive an option to purchase 350 shares of common stock. Upon completion of each year of service after the sixth year of service, employees are eligible to receive an option to purchase 100 shares of common stock. Options granted under the Length-of-Service Plan will be granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant and, generally, will fully vest on the fourth anniversary thereof. The term of options granted under the Length-of-Service Plan may not exceed ten years. Employees lose all non-vested options upon leaving the employment of InfoCure. Employees who leave InfoCure may exercise their options, to the extent vested, within 30 days after leaving the employment of InfoCure, except in the case of a termination for cause, in which case the employees lose all vested options upon termination. Options are exercisable only by optionees during their lifetime and, except by will or the laws of descent or distribution, are non-transferrable. Upon certain events resulting in a change of control, all outstanding options under the Length-of-Service Plan fully vest and become immediately exercisable. The Length-of-Service Plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. Effective October 23, 1998, the Board of Directors approved an amendment to the Length-of-Service Plan which, subject to stockholder approval, increases the number of shares of common stock reserved for issuance under the Length-of-Service Plan to 500,000 from 150,000. As of December 31, 1998, options to acquire 216,650 shares have been granted at a weighted average exercise price of $9.39 per share.

Employment Agreements

   In July 1998, InfoCure entered into four-year employment agreements with Frederick L. Fine and James K. Price. Each agreement provides for an initial annual base salary of $125,000 and a severance payment equal to three times the then current annual base salary rate upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, each agreement provides for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that InfoCure meets certain earnings thresholds and a restricted stock grant payable in ten years or earlier if InfoCure's common stock attains certain market price thresholds. See "--Restricted Stock Awards." A market price threshold was achieved in January 1999 resulting in an acceleration of vesting in the amount of 50% of the stock covered by this restricted stock award. See "Risk Factors that May Affect Future Results--InfoCure May Have Charges Associated with Acquisitions and Other Events." Both executives are entitled to participate in InfoCure's employee benefit programs.

   Richard E. Perlman entered into a four-year employment agreement with InfoCure in January 1998 which provides for an annual base salary of $120,000 and a severance payment equal to three times the then current annual base salary rate upon termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. Under the agreement, Mr. Perlman is eligible to receive incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event InfoCure meets certain earnings thresholds and a restricted stock grant payable in ten years or earlier if InfoCure's common stock attains certain market price thresholds. See "--Restricted Stock Awards." A market price threshold was achieved in January 1999 resulting in an acceleration of vesting in the amount of 50% of the stock covered by this restricted stock award. See "Risk Factors that May Affect Future Results-- InfoCure May Have Charges Associated with Acquisitions and Other Events." In addition, Mr. Perlman may participate in InfoCure's employee benefit program.

   As of July 10, 1997, InfoCure entered into a two-year employment agreement with Donald M. Rogers which provides for an annual base salary of $110,000. In February 1998, InfoCure entered into a two-year employment agreement with Kurt
I. Lawrence which provides for an annual base salary of $110,000. Each of the foregoing employment agreements has a covenant that the executive may not compete with InfoCure for a period of one year following termination of employment. InfoCure has not adopted a formal bonus plan. However, all executive officers of InfoCure are eligible for a bonus, awardable at the sole discretion of the Board of Directors, which is dependent upon each executive officer's individual performance and the performance of InfoCure.

Restricted Stock Awards

   In June 1998, the Board of Directors approved restricted stock awards for 35,000 shares to Mr. Fine, 30,000 shares to Mr. Price and 30,000 shares to Mr. Perlman. The total value of these restricted stock awards was approximately $1.1 million on the date of grant. The restricted stock awards vest ratably over a ten-year term but vesting can be accelerated upon the occurrence of certain events. One-half of the shares subject to the restricted stock awards vested in the first quarter of 1999 when the average closing price of InfoCure's common stock was $25.00 or more for 20 consecutive trading days. InfoCure will incur an estimated compensation charge of $500,000 in the first quarter of 1999 related to the restricted stock awards to reflect this accelerated vesting. The remaining shares will vest immediately at the time the average closing price of InfoCure's common stock is $40.00 or more for 20 consecutive trading days. It is possible that InfoCure will incur an additional charge of up to $580,000 if this second accelerated vesting occurs. InfoCure does not expect to grant additional restricted stock awards in the future and therefore does not expect to incur compensation charges relating to restricted stock awards in the future.

Limitation of Liability and Indemnification of Officers and Directors

   Pursuant to InfoCure's Certificate of Incorporation and Bylaws, officers and directors shall be indemnified by InfoCure to the fullest extent allowed under Delaware law for claims brought against them in their capacities as officers or directors. Indemnification is not allowed if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of InfoCure, or if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may occur for liabilities arising under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of InfoCure pursuant to the foregoing provisions or otherwise, InfoCure has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and therefore, may be unenforceable.

Compensation of Directors

   InfoCure's Board of Directors has adopted the InfoCure Corporation Directors Stock Option Plan (the "Directors Plan") which provides for the grant of non-qualified stock options to directors who are not officers or employees of InfoCure or its subsidiaries ("Non-employee Directors"). The Directors Plan, and options granted thereunder, were approved by InfoCure's stockholders in June 1998. Effective January 1998, each Non-employee Director who is first appointed or elected to the Board of Directors will be granted an option to purchase 10,000 shares of InfoCure's common stock. On each anniversary thereafter, Non-employee Directors will be eligible for annual grants of options to purchase 2,500 shares of common stock. The Directors Plan also allows the Compensation Committee of the Board of Directors to make extraordinary grants of options to Non-employee Directors. All options granted under the Directors Plan vest at a rate of 50% upon completion of each year of service by the Non-employee Director on the Board of Directors. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the Board of Directors, the Directors Plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. There are 100,000 shares of common stock reserved for issuance under the Directors Plan. As of December 31, 1998, options to acquire 25,000 shares of common stock have been granted pursuant to the Directors Plan at a weighted average exercise price of $7.22 per share.

   Effective October 23, 1998, the Board of Directors granted a non-qualified stock option to acquire 2,500 shares of common stock to each of Mr. Elliott and Mr. Welsh at an exercise price of $13.50 per share, subject to vesting of 50% upon the optionee's completion of each year of service on the Board of Directors. These options were not granted pursuant to the Directors Plan.

Compensation Committee Interlocks and Insider Participation

   Mr. Elliott and Mr. Welsh, currently the members of the Compensation Committee, were not at any time during the year ended December 31, 1997 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of another entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information with respect to the beneficial ownership of InfoCure capital stock as of February 24, 1999 by: (i) each director; (ii) the Named Executive Officers; (iii) each shareholder known by InfoCure to be beneficial owners of more than 5% of the outstanding shares of common stock; and (iv) all executive officers and directors of InfoCure as a group.

                                          Common Stock       Preferred Stock
                                          Beneficially         Beneficially
                                            Owned(1)             Owned(1)
                                      -------------------- --------------------
                                      Number of            Number of
                                      Shares of Percentage Shares of Percentage
Name and Address of                    Common       of     Preferred     of
Beneficial Owners                       Stock     Class      Stock     Class
-------------------                   --------- ---------- --------- ----------
Frederick L. Fine (2)...............    527,718     5.9%         --       --%
James K. Price (3)..................    525,300     5.9          --       --
Richard E. Perlman (4)..............    352,055     3.9          --       --
Michael E. Warren (5)...............     84,192       *          --       --
James D. Elliott (6)................     28,886       *          --       --
Raymond H. Welsh (6)................     23,000       *          --       --
R. Ernest Chastain (7)..............     56,569       *          --       --
Donald M. Rogers (8)................     91,828     1.2          --       --
All executive officers and directors
 as a group (11 persons)(9).........  1,802,328    19.4          --       --
Crescent International Limited
 (10)...............................    549,983     6.1      13,422      1.6
William Herbert Hunt Trust Estate
 (11)...............................    548,932     6.0     268,440     31.6
James D. Davis......................    465,036     5.2          --       --
Reid W. Simmons.....................    465,036     5.2          --       --

--------
*  Less than one percent.
(1) Information with respect to "beneficial ownership" shown in the table above is based on information supplied by the respective beneficial owner or by other stockholders as well as filings made with the Commission or furnished to InfoCure. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the shares of common stock deemed outstanding (a) include: (i) 8,888,936 shares outstanding as of February 24, 1999; (ii) the conversion of shares of Series A Preferred held by the respective person into shares of common stock; and (iii) shares issuable by InfoCure pursuant to warrants and options held by the respective person or group which may be exercised within 60 days following the date of this Report ("Presently Exercisable Options") and (b) exclude 47,500 shares that are issuable upon attainment of vesting goals applicable to restricted stock awards. See "Executive Compensation--Restricted Stock Awards." Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise specified, the mailing address of each beneficial owner is c/o InfoCure Corporation, 1765 The Exchange, Suite 450, Atlanta, Georgia 30339.
(2) Includes 3,579 shares held by Mr. Fine for the benefit of his children and 1,193 shares held by a charitable trust over which he has sole voting and investment control. Also includes 17,500 shares held in a deferred compensation trust on behalf of Mr. Fine and 48,424 shares issuable upon the exercise of Presently Exercisable Options.
(3) Includes 3,225 shares held by Mr. Price's brother as to which Mr. Price maintains voting control. Also includes 15,000 shares held in a deferred compensation trust on behalf of Mr. Price and 48,424 shares issuable upon the exercise of Presently Exercisable Options.
(4) Includes (i) 195,691 shares held by Compass Partners, L.L.C. ("Compass"), of which Mr. Perlman holds a majority interest; (ii) 110,000 shares issuable to Compass upon exercise of an outstanding warrant at an exercise price of $5.50 per share; (iii) 15,000 shares held in a deferred compensation trust on behalf of Mr. Perlman; and (iv) 47,364 shares issuable upon the exercise of Presently Exercisable Options.
(5) Includes 34,330 shares issuable upon the exercise of Presently Exercisable Options.
(6) Includes 5,000 shares issuable upon the exercise of Presently Exercisable Options.
(7) Includes 55,271 shares issuable upon the exercise of Presently Exercisable Options.
(8) Includes 40,511 shares held by Mr. Rogers' spouse. Also includes 10,000 shares issuable upon the exercise of Presently Exercisable Options.
(9) Includes an aggregate of 277,137 additional shares issuable upon the exercise of Presently Exercisable Options.
(10) According to a Schedule 13D filed by Crescent International Limited ("Crescent") dated December 21, 1998, Crescent has sole voting and dispositive power as to the shares of common stock. The common stock total includes 15,790 shares of common stock issuable upon conversion of 13,422 shares of Series A Preferred at a conversion price of $8.50 per share and 100,000 shares issuable upon exercise of a warrant at an exercise price of $23.00 per share. Crescent's mailing address is c/o Greenlight (Switzerland) SA, 84, Av Louis-Casai, P.O. Box 42, 1216, Geneva, Cointrin, Switzerland.
(11) According to a Schedule 13D, as amended, filed by The William Herbert Hunt Trust Estate (the "Hunt Trust") dated February 19, 1998, the Hunt Trust has sole voting and dispositive power as to the shares of common stock. The common stock total includes 315,811 shares of common stock issuable upon conversion of 268,440 shares of Series A Preferred at a conversion price of $8.50 per share. The mailing address of the Hunt Trust is 3900 Thanksgiving Tower, 1601 Elm Street, Dallas, Texas 75201.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

   (a) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
   3.1   Amended Certificate of Incorporation of InfoCure (incorporated by reference to Exhibit of the same number filed with InfoCure's
         Registration Statement on Form SB-2)
         (Registration No. 333-18923).

   3.2   Amended and Restated Bylaws of InfoCure (incorporated by reference to
         Exhibit of the same number filed with InfoCure's Registration
         Statement on Form S-3) (Registration No. 333-71109).

   4.1   See Exhibits 3.1 and 3.2 for provisions of the Amended Certificate of
         Incorporation and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.

   4.2 Specimen Certificate for shares of common stock (incorporated by reference to Exhibit of the same number filed with InfoCure's
         Registration Statement on Form SB-2) (Registration No. 333-18923).

  10.1   Employment Agreement between the Company and Frederick L. Fine dated
         July 1998.

  10.2   Employment Agreement between the Company and James K. Price dated July
         1998.

  10.3   Employment Agreement between the Company and Richard E. Perlman dated
         January 1998.

  10.4   Employment Agreement between the Company and Kurt I. Lawrence dated
         February 26, 1998.

  10.5   Asset Purchase Agreement among the Company, The Reynolds and Reynolds
         Company and Thoroughbred Acquisition, Inc. dated September 23, 1998
         (incorporated by reference to Exhibit 2.1 filed with the Company's
         Current Report on Form 8-K on November 6, 1998).

  10.6   Amendment No. 1 to Asset Purchase Agreement among the Company, The
         Reynolds and Reynolds Company and Thoroughbred Acquisition, Inc. dated
         October 22, 1998 (incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K on November 6, 1998).

  10.7 Second Amended and Restated Loan Agreement among the Company, its subsidiaries and FINOVA Capital Corporation dated February 24, 1998
         (incorporated by reference to Exhibit 10.43 filed with the Company's
         Annual Report on Form 10-KSB on April 1, 1998).

  10.8   Third Amended and Restated Term Note dated February 24, 1998
         (incorporated by reference to Exhibit 10.44 filed with the Company's
         Annual Report on Form 10-KSB on April 1, 1998).

  10.9   Third Amended and Restated Acquisition Loan Note dated February 24,
         1998 (incorporated by reference to Exhibit 10.45 filed with the Company's Annual Report on Form 10-KSB on April 1, 1998).

 10.10   Fourth Amended and Restated Term Note dated March 2, 1998
         (incorporated by reference to Exhibit 10.46 filed with the Company's
         Annual Report on Form 10-KSB on April 1, 1998).

 10.11 Fourth Amended and Restated Acquisition Loan Note dated March 2, 1998
       (incorporated by reference to Exhibit 10.47 filed with the Company's
       Annual Report on Form 10-KSB on April 1, 1998).

 10.12 InfoCure Corporation 1997 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-KSB on April 1, 1998).

 10.13 First Amendment to Loan Instruments dated October 23, 1998.

 10.14 InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan
       (incorporated by reference to Exhibit 10.49 filed with the Company's
       Annual Report on Form 10-KSB on April 1, 1998).

 10.15 InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with the Company's Annual Report on Form 10-KSB on April 1, 1998).

  21.1 List of Subsidiaries

  23.1 Consent of BDO Seidman, LLP

  24.1 Powers of Attorney (included on signature page)

  27.1 Financial Data Schedule

   (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter ended December 31, 1998:

(i) Report on Form 8-K with respect to HSD Acquisition filed November 6, 1998.
(ii) Report on Form 8-K/A with respect to the HSD Acquisition filed December 21, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 1999.

                                          INFOCURE CORPORATION

                                                   /s/ Frederick L. Fine
                                          By: _________________________________
                                                     Frederick L. Fine
                                               President and Chief Executive
                                                           Officer

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

            Signature                          Title                       Date
            ---------                          -----                       ----

     /s/ Frederick L. Fine         President; Chief Executive       February 26, 1999
_________________________________   Officer; (Principal
        Frederick L. Fine           Executive Officer);
                                    Director

      /s/ James K. Price           Executive Vice President;        February 26, 1999
_________________________________   Secretary; Director
         James K. Price

    /s/ Richard E. Perlman         Chairman; Treasurer;             February 26, 1999
_________________________________   Director
       Richard E. Perlman

     /s/ Lance B. Cornell          Senior Vice President--          February 26, 1999
_________________________________   Finance; Chief Financial
        Lance B. Cornell            Officer (Principal
                                    Financial Officer)

     /s/ Michael E. Warren         Vice President; Director         February 26, 1999
_________________________________
        Michael E. Warren

      /s/ Gary W. Plumer           Vice President--Finance;         February 26, 1999
_________________________________   Assistant Secretary;
         Gary W. Plumer             Assistant Treasurer
                                    (Principal Accounting
                                    Officer)

     /s/ James D. Elliott          Director                         February 26, 1999
_________________________________
        James D. Elliott

     /s/ Raymond H. Welsh          Director                         February 26, 1999
_________________________________
        Raymond H. Walsh
