Form 10-Q
period 1999-03-31
INFOCURE CORP
filed 1999-05-17
CIK 1028584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[MARK ONE]

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of the issuer's class of capital stock as of April 30, 1999, the latest practicable date, is as follows: 13,526,415 shares of Common Stock, $.001 par value.

================================================================================

                              INFOCURE CORPORATION


                                    FORM 10-Q
                                     FOR THE
                          QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                          Page
Item 1.   Financial Statements                                           Number
                                                                         ------

          Consolidated Balance Sheets (unaudited) ......................    1
           March 31, 1999 and December 31, 1998

          Consolidated Statements of Operations (unaudited).............    2
           Three months ended March 31, 1999 and March 31, 1998

          Consolidated Statements of Cash Flows (unaudited).............    3
           Three months ended March 31, 1999 and March 31, 1998

          Notes to Consolidated Financial Statements....................    4

Item 2.   Management's Discussion and Analysis of Financial Conditions
           and Results of Operations....................................    6


                           PART II. OTHER INFORMATION

Item 5.   Other Information.............................................   10

Item 6.   Exhibits and Reports on Form 8-K..............................   10

          Signatures....................................................   11

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     March 31, 1999     December 31, 1998
                                                                                     --------------     -----------------
                                      ASSETS
Current assets:
Cash and cash equivalents...................................................         $  2,432,102         $  9,093,825
Accounts and notes receivable, net of allowances of $683,000
     and $668,000...........................................................           32,197,805           25,037,540
Inventory...................................................................            3,531,778            3,151,447
Deferred tax asset..........................................................              581,319              675,000
Prepaid expense and other current assets....................................            1,512,443            1,380,667
                                                                                     ------------         ------------
     Total current assets...................................................           40,255,447           39,338,479

Property and equipment, net of depreciation of $4,112,499 and $3,589,707....           10,459,222            9,994,497
Goodwill, net of amortization of $4,735,637 and $3,467,294..................           72,173,307           72,203,000
Other intangible assets, net of amortization of $927,086 and $832,304.......            6,895,320            6,450,348
Deferred tax asset..........................................................            3,007,707            5,024,936
Other assets................................................................            1,145,210              852,100
                                                                                     ------------         ------------
     Total assets...........................................................         $133,936,213         $133,863,360
                                                                                     ============         ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................................         $  5,080,079          $ 3,813,660
Accrued expense.............................................................            7,423,332            7,554,434
Deferred revenue and customer deposits......................................            9,834,253           10,883,586
Current portion of long-term debt...........................................           13,311,027           15,031,433
                                                                                     ------------          -----------
     Total current liabilities..............................................           35,648,691           37,283,113

Long-term debt, less current portion........................................           68,096,693           70,732,972
                                                                                     ------------          -----------
     Total liabilities......................................................          103,745,384          108,016,085
                                                                                     ------------          -----------
Convertible redeemable preferred stock......................................            8,500,600            8,500,600
                                                                                     ------------          -----------
Commitments and Contingencies
Stockholders' equity:
Common stock, $.001 par value, 15,000,000 shares authorized; 8,937,615 and
     8,848,400 outstanding at March 31, 1999 and December 31, 1998, respectively            8,938                8,848
Common stock issuable.......................................................                    -            1,975,000
Additional paid-in capital..................................................           39,892,353           37,559,288
Accumulated deficit.........................................................          (17,669,562)         (20,891,856)
Deferred compensation.......................................................             (541,500)          (1,083,000)
Treasury stock, at cost.....................................................                    -             (221,605)
                                                                                     ------------         ------------
     Total stockholders' equity.............................................           21,690,229           17,346,675
                                                                                     ------------         ------------
Total liabilities and stockholders' equity..................................         $133,936,213         $133,863,360
                                                                                     ============         ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                  March 31,1999,     March 31, 1998
                                                                                  --------------     --------------
Revenue:
     Systems and software...................................................        $17,231,700        $ 9,072,491
     Maintenance, support and services......................................         17,807,529          6,003,175
                                                                                    -----------        -----------
Total revenue...............................................................         35,039,229         15,075,666
                                                                                    -----------        -----------
Operating expense:
     Hardware and other items purchased for resale..........................          7,724,544          3,037,893
     Selling, general and administrative....................................         18,142,607          9,181,572
     Depreciation and amortization..........................................          1,885,916            958,400
     Nonrecurring charges...................................................                  -          1,124,032
                                                                                    -----------        -----------
Total operating expense.....................................................         27,753,067         14,301,897
                                                                                    -----------        -----------
Operating income............................................................          7,286,162            773,769
Interest and other expense, net.............................................          1,825,192            384,966
                                                                                    -----------        -----------
Income before income taxes..................................................          5,460,970            388,803
Provision for income taxes..................................................          2,238,676             91,483
                                                                                    -----------        -----------
Net income..................................................................          3,222,294            297,320
Accretive dividend..........................................................                  -            800,000
                                                                                    -----------        -----------
Net income (loss) available to common stockholders..........................        $ 3,222,294        $  (502,680)
                                                                                    ===========        ===========
Earnings (loss) per share:
Basic    ...................................................................        $      0.36        $     (0.07)
                                                                                    ===========        ===========
Diluted  ...................................................................        $      0.27        $     (0.07)
                                                                                    ===========        ===========
Weighted average shares outstanding:
Basic    ...................................................................          8,882,761          7,623,037
                                                                                    ===========        ===========
Diluted  ...................................................................         12,102,904          7,623,037
                                                                                    ===========        ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              INFOCURE CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                    March 31, 1999        March 31, 1998
                                                                                    --------------        --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income.............................................................         $ 3,222,294          $    297,320
     Adjustments to reconcile net income to cash provided by (used in)
         operating activities:
              Depreciation and amortization.................................           1,885,916               958,400
              Stock-based compensation......................................             541,500                     -
              Deferred income tax...........................................           2,110,910              (470,885)
              Changes in current assets and liabilities:
                     Accounts receivable....................................          (7,953,277)              211,617
                     Inventory, prepaid expense and other current assets....            (972,467)           (1,019,505)
                     Accounts payable and accrued expense...................           1,545,772              (484,297)
                     Deferred revenue.......................................          (1,049,333)            1,136,558
                                                                                     -----------          ------------
Net cash provided by (used in) operating activities.........................            (668,685)              629,208
                                                                                     -----------          ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
         Cash paid for acquisitions and related costs.......................            (836,903)          (18,585,380)
         Capitalized software development...................................            (539,052)                    -
         Capital expenditures...............................................            (335,989)             (282,124)
                                                                                     -----------          ------------
Net cash used in investing activities.......................................          (1,711,944)          (18,867,504)
                                                                                     -----------          ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
         Proceeds from issuance of convertible preferred stock..............                   -             7,819,952
         Proceeds from exercise of options and warrants.....................             169,308                     -
         Cash paid for secondary stock offerings costs......................            (235,201)                    -
         Borrowings on long-term debt.......................................                   -            18,997,113
         Payments on short-term note payable................................          (2,000,000)                    -
         Payments on long-term debt.........................................          (2,215,201)           (4,594,679)
         Purchase of treasury stock.........................................                   -               (59,047)
                                                                                     -----------          ------------

Net cash provided by (used in) financing activities.........................          (4,281,094)           22,163,339
                                                                                     -----------          ------------

Net increase (decrease) in cash and cash equivalents........................          (6,661,723)            3,925,043
Cash and cash equivalents, beginning of period..............................           9,093,825             2,131,714
                                                                                     -----------          ------------

Cash and cash equivalents, end of period....................................         $ 2,432,102          $  6,056,757
                                                                                     ===========          ============
CASH PAID DURING THE PERIOD FOR:
         Interest...........................................................         $ 1,678,085          $    208,069
         Income taxes.......................................................         $   429,887          $     25,691

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

        The information presented at March 31, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Form 10-KSB filed with the Commission on February 26, 1999.

        InfoCure was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock and simultaneously acquired six companies. The aggregate consideration paid for the founding companies was approximately $3.7 million in cash and 907,000 shares of common stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

        Subsequent to the consummation of the initial public offering and the acquisition of the founding companies, InfoCure acquired substantially all the assets or all the outstanding equity securities of the following companies:
Professional On-Line Computer, Inc., marketed under the name POLCI; Commercial Computers, Inc.; SoftEasy Software, Inc; PACE Financial Corporation; and the orthodontic business unit of HALIS Services, Inc., known as OPMS. POLCI, Commercial Computers and SoftEasy were acquired with effect from October 1, 1997; PACE was acquired with effect from November 1, 1997; and OPMS was acquired with effect from December 1, 1997. Aggregate consideration for these acquisitions completed in the eleven months ended December 31, 1997 was approximately 77,000 shares of common stock and $11.7 million cash and debt, for an aggregate value of $12.4 million.

        In the year ended December 31, 1998, InfoCure acquired substantially all the assets, subject to the assumption of certain liabilities, of Micro-Software Designs, Inc. and the healthcare systems division of The Reynolds and Reynolds Company, known as HSD and acquired the outstanding equity securities of Medical Software Integrators, Inc, marketed under the name MSI. These acquisitions were effective from January 1, 1998 with respect to Micro-Designs and MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 was approximately 373,000 shares of common stock and $73.0 million cash and debt for an aggregate value of $77.1 million. Additionally, in December 1998, InfoCure completed a merger with Radiology Management Systems, Inc., marketed under the name RADMAN. The Company exchanged approximately 497,000 shares of common stock in the transaction, which was accounted for as a pooling of interests.

        In two separate transactions in February 1999, the Company merged with OMSystems, Inc. and Macon System Management, LLC, marketed under the name MSM, in business combinations accounted for as pooling of interests. The Company exchanged approximately 1,144,000 shares of common stock in the OMSystems transaction and 83,000 shares of common stock in the MSM transaction. OMSystems and MSM provide practice management software for orthodontists and dermatologists, respectively. The accompanying consolidated financial statements have been restated to include the financial position, results of operations and cash flows of RADMAN, OMSystems and MSM for all periods presented.

        The accompanying financial statements have been presented on a consolidated basis for the three months ended March 31, 1999 and 1998 including InfoCure and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 2. BUSINESS COMBINATIONS

        As described in Note 1, the Company merged with OMSystems and MSM in February 1999. These acquisitions were accounted for as poolings of interests. Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of OMS and MSM for all periods.

        The separate results of operations of InfoCure, and OMSystems for the periods presented follow. The separate operating results of MSM are not considered material, and therefore, are not presented.

                                     3 Months              3 Months
                                      Ended                 Ended
                                  March 31, 1999        March 31, 1998
                                  --------------        --------------
Revenue
  InfoCure.....................    $ 31,412,462          $ 12,148,813
  OMSystems....................       3,626,767             2,926,853
                                   ------------          ------------
                                   $ 35,039,229          $ 15,075,666
                                   ============          ============
Net Income (Loss)
  InfoCure                         $  3,041,520          $    153,316
  OMSystems....................         180,774               144,004
                                   -------------         ------------
                                   $  3,222,294          $    297,320
                                   ============          ============

        Also as described in Note 1, the Company acquired HSD with effect from October 23, 1998. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the HSD acquisition had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisition, amortization of intangibles, interest expense and income taxes.

           Pro Forma Amounts                      March 1998
           -----------------                      ----------
                                         (in Thousands Except Share Data)


Revenue                                          $27,814
Net (loss) available to common stockholders         (577)
Loss per share-basic and diluted                    (.08)


NOTE 3. STOCKHOLDER'S EQUITY

Common Stock

        The weighted average number of shares outstanding used in computing basic EPS for the three months ended March 31, 1999 and 1998 were 8,882,761 and 7,623,037, respectively. The weighted average number of shares outstanding used in computing diluted EPS for the three months ended March 31, 1999 was 12,102,904 including potentially dilutive common stock of 3,220,143 shares assuming exercise of the Company's options and warrants and the effect of 1,000,070 shares issuable assuming the conversion of the Company's Convertible Redeemable Preferred Stock into common stock. The impact of potential common shares on fully diluted EPS was excluded for the three months ended March 31, 1998 because such impact on fully diluted EPS would have been antidilutive.

Institutional Investor

        Under the terms of a private placement agreement with an institutional investor (the "Investor"), the Company can exercise options ("Put Options") with the Investor. Generally, upon exercise of a Put Option, the Investor must tender the amount designated by the Company. The number of shares to be issued upon exercise of a Put Option is based on a nominal discount of the stock's average closing price.

        The Investor has committed to invest up to $10 million. The Company has exercised $7 million in three installments from September 28 through December 31, 1998. The most recent installment, for $2 million, was initiated in December 1998, closed in January 1999, and is reflected as common stock issuable in the accompanying financial statements. A total of 351,322 shares were issued in the first two installments and 80,000 shares were issued in the third installment.


NOTE 4. CONVERTIBLE REDEEMABLE PREFERRED STOCK

        In February 1998, the Company completed the sale of approximately 850,000 shares of Convertible Redeemable Preferred Stock in a private placement for approximately $8.5 million which netted the Company approximately $7.8 million. In connection therewith, the Company also granted the placement agent a ten-year warrant to acquire 100,000 shares of the Company's common stock.

        Shares of the Convertible Redeemable Preferred Stock were automatically converted into shares of common stock on April 27, 1999 at an equivalent conversion price of $8.50, which was the market value of the common stock at the date of the private placement. The Company has recognized $800,000 at March 31, 1998 as an accretive dividend attributable to the immediate conversion feature of this convertible issue including placement fees and the estimated value of warrants granted to the placement agent.


NOTE 5. SUBSEQUENT EVENTS

        In April 1999, the Company completed its public offering of 3.0 million shares of its common stock. The Company used the proceeds to repay amounts outstanding on the FINOVA credit facility. The balance of the proceeds will be used for working capital and other general corporate purposes. In connection with planned extinguishment of outstanding debt, the Company will incur debt extinguishment costs of approximately $5.1 million, representing primarily write-offs of deferred loan costs.

        In addition, the Company has registered approximately 4.1 million shares of common stock held by certain stockholders for resale to the public. The registration statement was filed with the SEC pursuant to registration rights granted by InfoCure to such selling stockholders.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (a) the Company's belief that its operating cash flow, combined with availability of funds under its line of credit facility and from private placements with institutional investors will be sufficient to fund the Company's working capital requirements through at least the next twelve months; and (b) the Company's intention to seek additional sources of financing to fund future acquisitions, if any. The Company notes that a variety of risk factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in the Company's Report on Form 10-KSB for the period ended December 31, 1998 which was filed with the Commission on February 26, 1999 and its registration statement on Form S-3 declared effective with the Commission on April 21, 1999.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

        Total Revenue. Total revenue for the three months ended March 31, 1999 was $35.0 million, compared to total revenue of $15.1 million for the three months ended March 31, 1998. This increase in total revenue primarily reflect the completion of the HSD acquisition effective October 1998 and overall growth in the business. The RADMAN, OMSystems and MSM acquisitions, which are accounted for as poolings of interests, are reflected retroactively for all periods presented. Systems and software revenue was $17.2 million for the three months ended March 31, 1999, or 49.2% of total revenue, compared to $9.1 million, or 60.2% of total revenue for the three months ended March 31, 1998. Maintenance, support, and service revenue was $17.8 million, or 50.8% of total revenue for the three months ended March 31, 1999, compared to $6.0 million, or 39.8% of total revenue for the three months ended March 31, 1998. The Company recognized relatively strong demand during the quarter across most of its core product lines.

        Hardware and Other Items Purchased for Resale. For the three months ended March 31, 1999, hardware and other items purchased for resale was $7.7 million, or 22.0% of total revenue, compared to $3.0 million, or 20.2% of total revenue, for the three months ended March 31, 1998. For the three months ended March 31, 1999, gross margin, which represents total revenue less hardware and other items purchased for resale, was 78.0% of the total revenue compared to 79.8% of total revenue, for the three months ended March 31, 1998. The decrease in the gross margin as a percentage of total revenue reflects the impact of lower gross margins associated with the HSD's statement processing and hardware maintenance businesses and a shift in the revenue mix due to lower margin hardware sales.

        Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development expense, product maintenance and support expense, variable commissions and bonuses, marketing expense, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased to $18.1 million, or 51.8% of total revenue for the three months ended March 31, 1999, compared to $9.2 million, or 60.9% of total revenue for the three months ended March 31, 1998. The decrease in selling, general and administrative expenses as a percent of revenue reflects InfoCure's ability to take advantage of economies of scale resulting from the larger installed customer base and higher base of revenue realized from acquisitions.

        Depreciation and Amortization. Depreciation and amortization expense was $1.9 million, or 5.4% of total revenue, for the three months ended March 31, 1999, compared to $958,000, or 6.4% of total revenue, for the three months ended March 31, 1998. Increased depreciation and amortization expense primarily represents the significant increase in goodwill arising from InfoCure's acquisitions.

        Nonrecurring Charge. In the three months ended March 31, 1998, the Company incurred a cost of $1.1 million, or 7.5% of total revenue associated with a restructuring plan completed in 1998.

        Interest and Other Expense, Net. Interest and other expense, net, increased to $1.8 million, or 5.2% of total revenue, for the three months ended March 31, 1999, compared to $385,000, or 2.6% of total revenue, for the three months ended March 31, 1998. The increase relates primarily to increases in interest expense related to indebtedness incurred to complete the Company's acquisitions.

        Provision for Income Taxes. The provision for income taxes was $2.2 million for the three months ended March 31, 1999, compared to $91,000 for the three months ended March 31, 1998. The effective income tax rate of 41.0% for the three months ended March 31, 1999, is higher than statutory rates due to permanent differences resulting from the amortization of nondeductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had total cash and cash equivalents of $2.4 million and working capital of $4.6 million. The Company's current ratio increased to 1.13 at March 31, 1999, from 1.06 at December 31, 1998. During the three months ended March 31, 1999, the Company used $669,000 of cash for operating activities primarily relating to increased accounts receivable associated with the HSD acquisition. During this period, cash used in investing activities was $1.7 million, representing primarily cash used for acquisition related expenditures of $837,000, capitalized software development costs of $539,000 and capital expenditures of $336,000.

        During the three months ended March 31, 1999, the Company used cash in financing activities of $4.3 million, including $2.2 million net payments on the Company's commercial credit facility and $2.0 million to retire a short-term note payable related to the HSD acquisition.

        InfoCure's commercial credit facility was established in November 1997, with an original aggregate availability of $10.0 million to be used primarily for acquisition purposes and working capital. In February 1998, the credit facility was amended and the available credit was increased by $20.0 million for acquisition purposes. In October 1998, another amendment added $40.0 million to the credit facility for the HSD acquisition. The credit facility has a five-year term, bears interest at an annual rate of prime plus 1.25% to 2.00%, depending on the Company achieving certain debt service ratios, and is secured by substantially all of the Company's assets. As of March 31, 1999, the interest rate was 9.5% on the $10.0 million and $40.0 million loans and 8.75% on the $20.0 million loan. The outstanding and otherwise committed balance under the total facility was $66.5 million at March 31, 1999.

        On April 27, 1999, the Company completed its public offering of 3,000,000 shares of common stock at $26.00 per share, which generated net proceeds of $73.4 million. In addition, the Company concurrently paid $66.5 million of principal outstanding on its credit facility. On May 6, 1999 the Company issued 563,850 shares of common stock at $26.00 per share for net proceeds of $13.8 million relating to the exercise of the underwriters' over-allotment option in connection with the public offering.

        The Company believes that its existing cash and anticipated future operating cash flow, combined with availability of funds under the credit facility and Institutional Placement, will be sufficient to fund the Company's working capital requirements through at least the next twelve months. InfoCure expects to finance future acquisitions, if any, through one or more of the following sources: cash from operations, the credit facility, or other indebtedness, and issuances of common stock or other securities. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to the Company or at all.

COSTS RELATED TO YEAR 2000 READINESS

        We have implemented a plan in which we modify and test our products to determine whether they are able to properly distinguish dates beginning on January 1, 2000. We are now taking the following steps to determine the year 2000 readiness of our products:

        . review products that we will continue to market and support to determine how they process dates;

        . design and complete modifications to fix any date processing issues that we identify for these products;

        . test products to determine that they can process dates on or after January 1, 2000; and

        . deliver these modifications to our customers for installation and use.

        As a result of these assessments, modifications and tests, InfoCure believes that a majority of its products will properly make this distinction. With respect to the rest of the products that it intended to support, we have implemented a program for developing and installing modifications that address date processing issues. In general, these modifications represent relatively short segments of software code. Customers that are on current maintenance contracts qualify to receive these modifications. InfoCure believes that it will complete its year 2000 readiness program by July 1999, but we cannot be certain that we will do so. We could experience delays or failures developing or implementing year 2000 readiness modifications. We also may be required to hire additional technical personnel to address year 2000 readiness issues, and there can be no guarantee that such additional personnel will be available. In addition, customers may not install software solutions in a proper and timely manner, and we may not be able to locate affected customers that are not currently a party to a maintenance contract. Further, because a customer's products are often interfaced with the customer's existing third-party applications, its products, and potentially InfoCure's products, may not operate properly due to year 2000 problems in such third-party applications. We estimate that the remaining costs to complete our year 2000 readiness program are approximately $400,000. These estimates are based on assumptions that InfoCure believes to be reasonable at this time; however, no assurance can be given that these assumptions will remain accurate. While we do not expect that the failure of any of our products to be year 2000 ready will have a material adverse effect on our business or results of operations, we cannot guarantee that any such failure would not have such an effect.

        Lawsuits relating to year 2000 issues have been filed against certain of our competitors. The plaintiffs in these lawsuits have sought compensatory damages and equitable and injunctive relief. InfoCure has taken measures to avoid these types of lawsuits. However, one of our customers has initiated an arbitration claim asserting that software it purchased from InfoCure does not properly distinguish dates beginning on January 1, 2000. We are no longer selling or supporting this software and are attempting to resolve this dispute. InfoCure believes that this arbitration, regardless of its outcome, will not result in a material adverse effect on InfoCure. As we develop and implement our year 2000 readiness plan, we cannot guarantee that additional year 2000 related claims will not be brought against us in the future, that the assertion of such claims will not result in litigation or that we would prevail in such litigation. Litigation, regardless of its outcome, could result in substantial costs, divert management's attention from its operations and impact customer purchasing decisions. Any such litigation could have a material adverse effect on future results.

        The year 2000 problem also creates a risk of unforeseen problems in the computer systems we use in our business and in the systems of third parties with whom we conduct business. We have substantially completed our assessment of our software and hardware systems and we believe that the substantial majority of our internal systems will properly distinguish dates beginning on January 1, 2000. We also have contacted parties with whom we conduct a material amount of business to assess the year 2000 readiness of the software and systems in their businesses. We intend to complete our determination of year 2000 readiness by these third parties by June 1999 and to develop strategies to assure that no material business disruptions result from third-party problems. These strategies may include demanding assurance that current business partners achieve timely year 2000 readiness or, in the absence of such assurance, contracting with alternate third parties or developing solutions to work around any such third-party issues. Because we have not yet determined the expense and related potential effect of year 2000 readiness by our third-party business partners, we cannot guarantee that non-readiness by these third parties will not have a material adverse effect on our future results.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        InfoCure is not a party to any pending material litigation.


ITEM 2. CHANGE IN SECURITIES.

        (c) In February 1999, InfoCure issued an aggregate of 1,143,999 shares of common stock to the former shareholders of OMSystems in connection with InfoCure's merger with OMSystems. Also in February 1999, InfoCure issued an aggregate of 83,232 shares of common stock to the former shareholders of MSM in connection with InfoCure's merger with MSM. The issuances to the former shareholders of OMSystems and MSM were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof and Regulation D promulgated thereunder.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On March 3, 1999, a special meeting of the stockholders of InfoCure was held for the purpose of voting on a proposal by InfoCure's Board of Directors to amend InfoCure's Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 shares to 200,000,000 shares. Holders of 6,120,458 shares were represented at the meeting. Holders of 5,764,082 shares voted in favor of the proposal, holders of 335,139 shares voted against the proposal and holders of 21,237 shares abstained. Thus, the proposal to amend the certificate of incorporation was approved.


ITEM 5. OTHER INFORMATION.

        The Company continues to consider acquisitions and is in various stages of discussions with potential acquisition candidates in the health care practice management systems industry.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            27. Financial Data Schedule (solely for use by the Commission)

        (b) Reports on Form 8-K

            (i) A current report on Form 8-K was filed with the Commission on January 6, 1999, in connection with InfoCure's merger with RADMAN.

            (ii) A current report on Form 8-K was filed with the Commission on February 9, 1999 in connection with InfoCure's merger with OMSystems, Inc.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INFOCURE CORPORATION



Date:  May 17, 1999                 /s/ Frederick L. Fine
       ------------                 ---------------------------------------
                                    Frederick L. Fine
                                    President; Chief Executive Officer
                                    (Principal Executive Officer); Director


Date:  May 17, 1999                 /s/ Lance B. Cornell
       ------------                 ---------------------------------------
                                    Lance B. Cornell
                                    Senior Vice President-Finance;
                                    Chief Financial Officer
                                    (Principal Financial Officer)


Date:  May 17, 1999                 /s/ Gary W. Plumer
       ------------                 ---------------------------------------
                                    Gary W. Plumer
                                    Vice President-Finance;
                                    Assistant Secretary;
                                    Assistant Treasurer
                                    (Principal Accounting Officer)