Form 10-Q
period 1999-06-30
INFOCURE CORP
filed 1999-08-16
CIK 1028584

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [MARK ONE]
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of outstanding shares of the issuer's class of capital stock as of July 31, 1999, the latest practicable date, is as follows: 13,712,895 shares of Common Stock, $.001 par value.

================================================================================

                            INFOCURE CORPORATION

                                   FORM 10-Q
                                    FOR THE
                          QUARTER ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                   Page
Item 1.    Financial Statements                                                   Number
                                                                                  ------
           Consolidated Balance Sheets (unaudited)...............................   1
            June 30, 1999 and December 31, 1998

           Consolidated Statements of Operations (unaudited).....................   2
            Three months ended June 30, 1999 and June 30, 1998
            Six months ended June 30, 1999 and June 30, 1998

           Consolidated Statements of Cash Flows (unaudited).....................   3
            Six months ended June 30, 1999 and June 30, 1998

           Notes to Consolidated Financial Statements............................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................   7

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................  11

Item 2.    Changes in Securities.................................................  11

Item 3.    Defaults Upon Senior Securities.......................................  11

Item 4.    Submission of Matters to a Vote of Security Holders...................  11

Item 5.    Other Information.....................................................  11

Item 6.    Exhibits and Reports on Form 8-K......................................  12

           Signatures............................................................  13

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                               June 30, 1999   December 31, 1998
                                                                               --------------  ------------------
                       ASSETS
Current assets:
Cash and cash equivalents...................................................   $ 21,431,071        $  9,093,825
Accounts and notes receivable, net of allowances of $489,000
  and $668,000..............................................................     35,713,129          25,037,540
Inventory...................................................................      3,588,142           3,151,447
Deferred tax asset..........................................................        254,021             675,000
Prepaid expense and other current assets....................................      1,239,452           1,380,667
                                                                               ------------        ------------
  Total current assets......................................................     62,225,815          39,338,479

Property and equipment, net of depreciation of $4,708,081 and $3,589,707....     11,810,722           9,994,497
Goodwill, net of amortization of $6,099,092 and $3,467,294..................     82,988,217          72,203,000
Other intangible assets, net of amortization of $924,840 and $832,304.......      3,339,414           6,450,348
Deferred tax asset..........................................................      2,755,415           5,024,936
Other assets................................................................        796,936             852,100
                                                                               ------------        ------------
  Total assets..............................................................   $163,916,519        $133,863,360
                                                                               ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................................   $  2,039,752        $  3,813,660
Accrued expense.............................................................      8,531,574           7,554,434
Deferred revenue and customer deposits......................................      8,707,129          10,883,586
Current portion of long-term debt...........................................      2,179,780          15,031,433
                                                                               ------------        ------------
  Total current liabilities.................................................     21,458,235          37,283,113

Long-term debt, less current portion........................................     24,362,317          70,732,972
                                                                               ------------        ------------
  Total liabilities.........................................................     45,820,552         108,016,085
                                                                               ------------        ------------

Convertible redeemable preferred stock......................................              -           8,500,600
                                                                               ------------        ------------

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized; 13,664,746 outstanding at June 30, 1999 and 15,000,000 shares authorized; 8,848,400
  outstanding at December 31, 1998..........................................         13,665               8,848
Common stock issuable.......................................................              -           1,975,000
Additional paid-in capital..................................................    134,908,360          37,559,288
Accumulated deficit.........................................................    (16,313,058)        (20,891,856)
Deferred compensation.......................................................       (513,000)         (1,083,000)
Treasury stock, at cost.....................................................              -            (221,605)
                                                                               ------------        ------------
  Total stockholders' equity................................................    118,095,967          17,346,675
                                                                               ------------        ------------
Total liabilities and stockholders' equity..................................   $163,916,519        $133,863,360
                                                                               ============        ============

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                          Three Months Ended               Six Months Ended
                                                      ---------------------------    ----------------------------
                                                      June 30, 1999 June 30, 1998    June 30, 1999  June 30, 1998
                                                      ------------- -------------    -------------  -------------
Revenue:
  Systems and software...........................      $19,110,245    $11,296,149      $36,341,944    $20,368,640
  Maintenance, support and services..............       19,943,675      6,805,346       37,751,205     12,808,521
                                                       -----------    -----------      -----------    -----------
Total revenue....................................       39,053,920     18,101,495       74,093,149     33,177,161
                                                       -----------    -----------      -----------    -----------

Operating expense:
  Hardware and other items purchased for resale..       10,067,476      4,541,948       17,792,019      7,579,841
  Selling, general and administrative............       19,126,980      9,247,646       37,269,586     18,429,218
  Depreciation and amortization..................        2,176,116        998,267        4,062,032      1,956,667
  Nonrecurring charges...........................                -        750,000                -      1,874,032
                                                       -----------    -----------      -----------    -----------
Total operating expense..........................       31,370,572     15,537,861       59,123,637     29,839,758
                                                       -----------    -----------      -----------    -----------
Operating income.................................        7,683,348      2,563,634       14,969,512      3,337,403
Interest and other expense, net..................          530,464        723,114        2,355,656      1,109,080
                                                       -----------    -----------      -----------    -----------
Income before income taxes.......................        7,152,884      1,840,520       12,613,856      2,228,323
Provision for income taxes.......................        2,860,815        428,700        5,099,490        520,183
                                                       -----------    -----------      -----------    -----------
Net income before extraordinary item.............        4,292,069      1,411,820        7,514,366      1,708,140
Extraordinary item - early retirement of debt....        2,935,568              -        2,935,568              -
                                                       -----------    -----------      -----------    -----------
Net income.......................................        1,356,501      1,411,820        4,578,798      1,708,140
Accretive dividend...............................                -              -                -        800,000
                                                       -----------    -----------      -----------    -----------

Net income available to common stockholders......      $ 1,356,501    $ 1,411,820      $ 4,578,798    $   908,140
                                                       ===========    ===========      ===========    ===========

Earnings per share:
Basic............................................             $.11           $.18             $.44           $.12
                                                       ===========    ===========      ===========    ===========

Diluted..........................................             $.09           $.14             $.35           $.09
                                                       ===========    ===========      ===========    ===========

Weighted average shares outstanding:
Basic............................................       12,454,745      7,818,349       10,358,282      7,722,517
                                                       ===========    ===========      ===========    ===========

Diluted..........................................       14,779,035     10,100,927       13,260,780      9,970,778
                                                       ===========    ===========      ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six Months Ended
                                                                              ----------------
                                                                       June 30, 1999   June 30, 1998
                                                                       --------------  --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income.........................................................   $  4,578,798    $  1,708,140
  Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
       Extraordinary item - early retirement of debt.................      2,935,568               -
       Depreciation and amortization.................................      4,062,032       1,956,667
       Stock-based compensation......................................        570,000               -
       Deferred income tax...........................................      4,663,545        (111,855)
       Changes in current assets and liabilities:
           Accounts receivable.......................................     (9,543,748)     (1,095,223)
           Inventory, prepaid expense and other current assets.......       (765,300)       (657,472)
           Accounts payable and accrued expense......................     (3,762,292)        417,678
           Deferred revenue..........................................     (2,449,282)       (815,902)
                                                                        ------------    ------------

Net cash provided by operating activities............................        289,321       1,402,033
                                                                        ------------    ------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Property and equipment expenditures.............................       (852,198)     (1,654,150)
     Net cash paid for acquisitions and other intangibles............    (12,713,870)    (18,737,624)
     Capitalized software development................................     (1,346,329)       (791,149)
                                                                        ------------    ------------

Net cash used in investing activities................................    (14,912,397)    (21,182,923)
                                                                        ------------    ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock......................     86,215,607               -
     Proceeds from issuance of convertible preferred stock...........              -       7,819,952
     Proceeds from exercise of options and warrants..................        239,197               -
     Purchase of treasury stock......................................              -        (105,701)
     Borrowings on long-term debt....................................     12,000,000      15,595,036
     Payments on short-term note payable.............................     (2,000,000)              -
     Payments on long-term debt......................................    (69,141,482)       (848,537)
     Payment of loan costs...........................................       (353,000)              -
                                                                        ------------    ------------

Net cash provided by financing activities............................     26,960,322      22,460,750
                                                                        ------------    ------------

Net increase in cash and cash equivalents............................     12,337,246       2,679,860
Cash and cash equivalents, beginning of period.......................      9,093,825       2,131,714
                                                                        ------------    ------------

Cash and cash equivalents, end of period.............................   $ 21,431,071    $  4,811,574
                                                                        ============    ============

CASH PAID DURING THE PERIOD FOR:
     Interest........................................................   $  4,230,218    $    928,654
     Income taxes....................................................   $    430,860    $    204,636

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     The information presented at June 30, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Form 10-KSB filed with the Commission on February 26, 1999.

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

     In the year ended December 31, 1998, InfoCure acquired substantially all the assets, subject to the assumption of certain liabilities, of Micro-Software Designs, Inc. and the healthcare systems division of The Reynolds and Reynolds Company, (HSD) and acquired the outstanding equity securities of Medical Software Integrators, Inc, marketed under the name MSI. These acquisitions were effective from January 1, 1998 with respect to Micro-Software Designs and MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 was approximately 373,000 shares of common stock and $73.0 million cash and debt for an aggregate value of $77.1 million. Additionally, in December 1998, InfoCure completed a merger with Radiology Management Systems, Inc., marketed under the name RADMAN. The Company exchanged approximately 497,000 shares of InfoCure common stock in the transaction, which was accounted for as a pooling of interests.

     In two separate transactions in February 1999, the Company merged with OMSystems, Inc. and Macon System Management, LLC, marketed under the name MSM, in business combinations accounted for as poolings of interests. The Company exchanged approximately 1,144,000 shares of common stock in the OMSystems transaction and 83,000 shares of common stock in the MSM transaction. OMSystems and MSM provide practice management software for orthodontists and dermatologists, respectively. The accompanying consolidated financial statements have been restated to include the financial position, results of operations and cash flows of RADMAN, OMSystems and MSM for all periods presented.

     In April and May, 1999, InfoCure completed a secondary public offering of
3.5 million shares of its common stock, resulting in net proceeds to the Company of $91.2 million.

     In the quarter ended June 30, 1999, InfoCure acquired 100% of the outstanding common stock of Strategicare, Inc., which in turn, owned 100% of the common stock of DISC Computer Systems, Inc. in a business combination accounted for as a purchase. DISC Computer Systems was acquired with effect from June 1, 1999, and delivers its practice management software products and services to physicians in the Midwest. Aggregate consideration paid was approximately $11.7 million cash.

     The accompanying financial statements have been presented on a consolidated basis for the six months ended June 30, 1999 and 1998 including InfoCure and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 2.  BUSINESS COMBINATIONS

      As described in Note 1, the Company acquired HSD on October 23, 1998 and DISC Computer Systems as of June 1, 1999. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the HSD and DISC Computer Systems acquisitions had occurred as of January 1, 1998. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                       3 Months           3 Months           6 Months           6 Months
                                                        Ended               Ended              Ended              Ended
Pro Forma Amounts                                   June 30, 1999       June 30, 1998      June 30, 1999      June 30, 1998
-----------------                                   -------------       -------------      -------------      -------------
Revenue                                               $40,730,388        $30,224,697        $79,969,532        $57,549,797
Net income available to common stockholders             1,705,000          2,134,722          5,386,048          2,255,629
Earnings per share-basic                                      .14                .27                .52                .29
Earnings per share-diluted                                    .12                .21                .41                .23


NOTE 3.  STOCKHOLDERS' EQUITY

Common Stock

     The weighted average number of shares outstanding used in computing basic EPS for the three months ended June 30, 1999 and 1998 were 12,454,745 and 7,818,349, respectively. The weighted average number of shares outstanding used in computing diluted EPS for the three months ended June 30, 1999 and 1998 were 14,779,035 and 10,100,927 including potentially dilutive common stock of 2,324,290 and 2,282,578 shares assuming exercise of the Company's options and warrants and the effect of 1,000,070 shares of the Company's Convertible Redeemable Preferred Stock which were converted into common stock in April 1999.

     In April and May 1999, the Company completed a secondary public offering of
3.6 million shares of its common stock resulting in net proceeds to the Company of $91.2 million. The Company used $69.1 million of the proceeds to repay the outstanding balance on its credit facility with FINOVA Capital Corporation. The balance of the net proceeds were applied toward working capital and other general corporate purposes.


Institutional Investor

     Under the terms of a private placement agreement with an institutional investor, the Company can exercise put options with the investor. Generally, upon exercise of a put option, the investor must tender the purchase price for the number of shares of common stock designated by the Company. The number of shares to be issued by the Company upon exercise of a put option is based on a nominal discount of the stock's average closing price.

     The investor has committed to invest up to $10 million. The Company has exercised put options resulting in the investor investing $7 million in three installments from September 28 through December 31, 1998. The most recent installment, for $2 million, was initiated in December 1998, closed in January 1999, and is reflected as common stock issuable in the accompanying financial statements. A total of 351,322 shares were issued in the first two installments and 90,248 shares were issued in the third installment.

NOTE 4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     In February 1998, the Company completed the sale of approximately 850,000 shares of Convertible Redeemable Preferred Stock in a private placement for approximately $8.5 million which netted the Company approximately $7.8 million. In connection therewith, the Company also granted the placement agent a ten-year warrant to acquire 100,000 shares of the Company's common stock at $9.00 per share.

     Shares of the Convertible Redeemable Preferred Stock were automatically converted into 1,000,012 shares of common stock on April 27, 1999 at a conversion price of $8.50, which was the market value of the common stock at the date of the private placement. In connection with the immediate conversion feature, the Company recognized $800,000 at March 31, 1998 as an accretive dividend attributable to the Preferred Stock issuance including commissions and the estimated value of warrants granted to the placement agent.


NOTE 5.  EXTRAORDINARY ITEM-EARLY RETIREMENT OF DEBT

      During the three months ended June 30, 1999, the Company extinguished its outstanding debt on its credit facility with FINOVA Capital Corporation and incurred debt extinguishment costs of $4.9 million representing write-off of deferred loan costs. The early retirement of debt charge net of taxes was $2.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (a) our belief that its operating cash flow, combined with availability of funds under our commercial credit facility and from a private placement agreement with an institutional investor will be sufficient to fund our working capital requirements through at least the next twelve months; and (b) our intended sources of financing to fund future acquisitions, if any. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in InfoCure's Report on Form 10-KSB for the period ended December 31, 1998 which was filed with the Securities and Exchange Commission on February 26, 1999 and our registration statement on Form S-3 declared effective with the Commission on April 21, 1999.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998 and six months ended June 30, 1999 compared to six months ended June 30, 1998

     Total Revenue. Total revenue for the three months ended June 30, 1999 was $39.1 million, compared to total revenue of $18.1 million for the three months ended June 30, 1998. Total revenue for the six months ended June 30, 1999 was $74.1 million, compared to total revenue of $33.2 million for the six months ended June 30, 1998. These increases in total revenue primarily reflect the completion of the HSD acquisition effective October 1998 and overall growth in the business. The RADMAN, OMSystems and MSM acquisitions, which are accounted for as poolings of interests, are reflected retroactively for all periods presented. Systems and software revenue was $19.1 million for the three months ended June 30, 1999, or 49.0% of total revenue, while maintenance, support and service revenue was $19.9 million, or 51.0% of total revenue for the same period. Systems and software revenue were $36.3 million for the six months ended June 30, 1999, or 49.0% of total revenue, while maintenance, support, and service revenue was $37.8 million, or 51.0% of total revenue for the same period.

     Hardware and other items purchased for resale. For the three months ended June 30, 1999, hardware and other items purchased for resale was $10.1 million, or 25.8% of total revenue, compared to $4.5 million, or 25.1% of total revenue, for the three months ended June 30, 1998. For the six months ended June 30, 1999, hardware and other items purchased for resale was $17.8 million, or 24.0% of total revenue, compared to $7.6 million, or 22.8% of total revenue, for the six months ended June 30, 1998. For the three months ended June 30, 1999, gross margin, which represents total revenue less hardware and other items purchased for resale, was 74.2% of the total revenue, compared to 74.9% of total revenue, for the three months ended June 30, 1998. For the six months ended June 30, 1999, gross margin was 76.0% of the total revenue, compared to 77.2% of total revenue, for the six months ended June 30, 1998. The decrease in the gross margin as a percentage of total revenue reflects the impact of lower gross margins associated with HSD's statement processing and hardware maintenance businesses and a shift in the revenue mix due to lower margin hardware sales.

     Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development expense, product maintenance and support expense, variable commissions and bonuses, marketing expense, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased to $19.1 million, or 49.0% of total revenue for the three months ended June 30, 1999, compared to $9.2 million, or 51.1% of total revenue for the three months ended June 30, 1998. Selling, general and administrative expense increased to $37.3 million, or 50.3% of total revenue for the six months ended June 30, 1999, compared to $18.4 million, or 55.5% of total revenue, for the six months ended June 30, 1998. The decrease in selling, general and administrative expenses as a percent of revenue reflects InfoCure's ability to take advantage of economies of scale resulting from the larger installed customer base and higher base of revenue realized from acquisitions.

     Depreciation and Amortization. Depreciation and amortization expense was $2.2 million, or 5.6% of total revenue, for the three months ended June 30, 1999, compared to $998,000, or 5.5% of total revenue, for the three months ended June 30, 1998. Depreciation and amortization expense was $4.1 million, or 5.5% of total revenue, for the six months ended June 30, 1999, compared to $2.0 million, or 5.9% of total revenue, for the six months ended June 30, 1998. Increased depreciation and amortization expense primarily represents the significant increase in goodwill arising from InfoCure's acquisitions.

     Nonrecurring Charge. In the three and six months ended June 30, 1998, the Company incurred costs of $750,000, or 4.1% of total revenue and $1.9 million, or 5.6% of total revenue, associated with a restructuring plan completed in 1998.

     Interest and Other Expense, Net. Interest and other expense, net, decreased to $531,000, or 1.4% of total revenue, for the three months ended June 30, 1999, compared to $723,000, or 4.0% of total revenue, for the three months ended June 30, 1998. Interest and other expense, net, increased to $2.4 million, or 3.2 % of total revenue, for the six months ended June 30, 1999, compared to $1.1 million, or 3.3% of total revenue, for the six months ended June 30, 1998. The decrease in the quarter relates primarily to the repayment of certain indebtedness following InfoCure's April 1999 public offering of common stock.

     Provision For Income Taxes. The provision for income taxes was $2.9 million for the three months ended June 30, 1999, compared to $429,000 for the three months ended June 30, 1998. The provision for income taxes was $5.1 million for the six months ended June 30, 1999, compared to $520,000 for the six months ended June 30, 1998. The effective income tax rate of 40.0% for the three and six months ended June 30, 1999, is higher than statutory rates due to permanent differences resulting from the amortization of nondeductible goodwill. The effective rates for the comparable 1998 periods is less than the statutory rate due to the impact of poolings with S-corporation entities that pay no federal income taxes.

     Extraordinary Item. During the three months ended June 30, 1999, the Company extinguished its debt outstanding under its credit facility with FINOVA Capital Corporation and incurred debt extinguishment costs of $4.9 million, or $2.9 million net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, InfoCure had total cash and cash equivalents of $21.4 million and working capital of $40.8 million. InfoCure's current ratio increased to 2.89 at June 30, 1999, from 1.06 at December 31, 1998. During the six months ended June 30, 1999, InfoCure generated $289,000 of cash from operating activities primarily relating to net income of $4.6 million plus $4.7 million in deferred income tax, depreciation and amortization of $4.1 million and extraordinary item of $2.9 million less the increased accounts receivable. During this period, cash used in investing activities was $14.9 million, representing primarily cash used for acquisitions and related expenditures of $12.7 million, capitalized software development costs of $1.3 million and capital expenditures of $852,000.

     During the six months ended June 30, 1999, InfoCure generated net cash from financing activities of $27.0 million, including $86.2 million net proceeds from issuance of common stock and $12.0 million proceeds from the line of credit. These proceeds were principally used to retire outstanding debt of $71.1 million and fund the DISC Computer Systems acquisition.

     InfoCure's commercial credit facility with an aggregate availability of $70.0 million used primarily for acquisition purposes and working capital was repaid in full by proceeds of the Company's secondary offering. The early retirement of debt resulted in a write off of previously paid deferred loan costs in the amount of $4.9 million. In August 1999, InfoCure secured a new credit facility in the amount of $100 million that has a five-year term, bears interest at an annual rate of approximately 8.5% depending on the Company achieving certain debt service ratios, and is secured by substantially all of InfoCure's assets.

     On April 27, 1999, InfoCure completed a public offering of 3,000,000 shares of common stock at $26.00 per share, which generated net proceeds of $73.4 million. InfoCure applied $69.1 million of the proceeds of this offering to retire the principal outstanding on its credit facility. The balance of the proceeds were applied toward working capital and for general corporate purposes. On May 6, 1999, InfoCure issued 563,850 shares of common stock at

$26.00 per share for net proceeds of $13.8 million relating to the exercise of the underwriters' over-allotment option in connection with the public offering. The proceeds from the over-allotment were applied toward working capital and for general corporate purposes.

     We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds under the credit facility will be sufficient to fund our working capital requirements through at least the next twelve months. We expect to finance future acquisitions, if any, through one or more of the following sources: cash from operations, the credit facility, or other indebtedness, and issuances of common stock or other securities. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to us or at all.

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

     As a result of these assessments, modifications and tests, InfoCure believes that a majority of its products will properly make this distinction. With respect to the rest of the products that it intended to support, we have implemented a program for developing and installing modifications that address date processing issues. In general, these modifications represent relatively short segments of software code. Customers that are on current maintenance contracts qualify to receive these modifications. InfoCure believes that it will complete its year 2000 readiness program by September 1999, but we cannot be certain that we will do so. We could experience delays or failures developing or implementing year 2000 readiness modifications. We also may be required to hire additional technical personnel to address year 2000 readiness issues, and there can be no guarantee that such additional personnel will be available. In addition, customers may not install software solutions in a proper and timely manner, and we may not be able to locate affected customers that are not currently a party to a maintenance contract. Further, because a customer's products are often interfaced with the customer's existing third-party applications, its products, and potentially InfoCure's products, may not operate properly due to year 2000 problems in such third-party applications. Our most reasonably likely worst case scenario with respect to the year 2000 issue is that certain of our products which we believe to be currently year 2000 ready or for which we have developed modifications to make them year 2000 ready will in fact fail to function properly on or after January 1, 2000. In light of InfoCure's belief that its products will be year 2000 ready based upon testing it has performed in the course of its year 2000 readiness program, InfoCure has not developed a contingency plan to be used in the event certain of its products fail to function properly on or after January 1, 2000. InfoCure plans to address any such failures on an as needed basis. We estimate that the remaining costs to complete our year 2000 readiness program are approximately $75,000. These estimates are based on assumptions that InfoCure believes to be reasonable at this time; however, no assurance can be given that these assumptions will remain accurate. While we do not expect that the failure of any of our products to be year 2000 ready will have a material adverse effect on our business or results of operations, we cannot guarantee that any such failure would not have such an effect.

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

       The year 2000 problem also creates a risk of unforeseen problems in the computer systems we use in our business and in the systems of third parties with whom we conduct business. We have substantially completed our assessment of our software and hardware systems and we believe that the substantial majority of our internal systems will properly distinguish dates beginning on January 1, 2000. We also have contacted parties with whom we conduct a material amount of business to assess the year 2000 readiness of the software and systems in their businesses. We intend to complete our determination of year 2000 readiness by these third parties by September 30, 1999 and to develop strategies to assure that no material business disruptions result from third-party problems. These strategies may include demanding assurance that current business partners achieve timely year 2000 readiness or, in the absence of such assurance, contracting with alternate third parties or developing solutions to work around any such third-party issues. Because we have not yet determined the expense and related potential effect of year 2000 readiness by our third-party business partners, we cannot guarantee that non-readiness by these third parties will not have a material adverse effect on our future results.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          InfoCure is not a party to any pending material litigation.


ITEM 2.   CHANGE IN SECURITIES.

          In April 1999, InfoCure issued to the 96 former holders of its Series A Preferred Stock an aggregate of 1,000,012 shares of common stock upon the conversion of 850,060 shares of its Series A Preferred Stock. The conversion occurred automatically upon InfoCure's consummation of its public offering on April 27, 1999. The conversion price was $8.50 per share. The issuance of the shares of common stock to the former holders of its Series A Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

          In April 1999, InfoCure issued 101,059 shares of common stock to the two former shareholders of Commercial Computers, Inc., as joint tenants with right of survivorship, upon their conversion of a note payable by InfoCure. The conversion price was $7.59 per share. The issuance of the shares of common stock to the former shareholders of Commercial Computers was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

          In April 1999, InfoCure issued an aggregate of 16,000 shares of common stock to the two former shareholders of PACE Financial Corporation upon the exercise of warrants to acquire such shares. The warrants were exercised at $9.13 per share. The issuance of the shares of common stock to the former shareholders of PACE was exempt from registration under the Securities Act of 1933, as amended, pursuant to
          Section 4(2) thereof and Regulation D promulgated thereunder.

          In April 1999, InfoCure issued an aggregate of 20,000 shares of common stock at $25.00 per share to the former shareholders of Phynet in connection with InfoCure's merger with Phynet. These issuances were exempt from registration under the Securities Act of 1933 as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 9, 1999, the annual meeting of the stockholders of InfoCure was held for the purpose of re-electing Richard E. Perlman and Michael
          E. Warren as directors and voting on proposals by InfoCure's Board of Directors to: (a) ratify and approve the amendment of the InfoCure Corporation 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance under such plan; (b) ratify and approve the amendment of the InfoCure Corporation Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under such plan; (c) ratify and approve the amendment of InfoCure's Length-of-Service Nonqualified Stock Option Plan to increase the number of shares of common stock reserved for issuance under such plan; (d) ratify and approve restricted stock awards to Frederick L. Fine, James K. Price and Richard E. Perlman; and (e) ratify and approve the selection of BDO Seidman, LLP as InfoCure's independent auditors for the year ending December 31, 1999. Holders of 7,806,666 shares were represented at the meeting. Holders of a majority of the shares voted in favor of each of the proposals as follows:

                                      Proposal                                 For          Against         Abstain
                                      --------                                 ---          -------         -------
          Elect Richard E. Perlman as Director                               7,788,547        18,119              0
          Elect Michael E. Warren as Director                                7,788,547        18,119              0
          Amend 1996 Stock Option Plan                                       5,335,346       461,917          7,803
          Amend Stock Purchase Plan                                          5,778,583        20,109          6,374
          Amend Length-of-Service Plan                                       5,674,838       121,995          8,233
          Approve Restricted Stock Awards                                    5,735,474       107,768          8,489
          Approve BDO Seidman, LLP as Auditors                               7,798,618         4,486          3,562

ITEM 5.   OTHER INFORMATION.

          InfoCure's Board of Directors appointed James A. Cochran, 51, as Senior Vice President Finance and Chief Financial Officer effective August 2, 1999. Prior to joining InfoCure, Mr. Cochran served five years as a partner with the accounting firm BDO Seidman, LLP. Mr. Cochran is a certified public accountant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              27. Financial Data Schedule (solely for use by the Commission)

          (b) Reports on Form 8-K

              None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFOCURE CORPORATION


Date:  August 16, 1999                  /s/ Frederick L. Fine
       ---------------                  ---------------------
                                        Frederick L. Fine
                                        President; Chief Executive Officer
                                        (Principal Executive Officer); Director


Date:  August 16, 1999                  /s/ James A. Cochran
       ---------------                  --------------------
                                        James A. Cochran
                                        Senior Vice President-Finance;
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date:  August 16, 1999                  /s/ Gary W. Plumer
       ---------------                  ------------------
                                        Gary W. Plumer
                                        Vice President-Finance;
                                        Assistant Secretary;
                                        Assistant Treasurer
                                        (Principal Accounting Officer)