Form 10-Q
period 1999-09-30
INFOCURE CORP
filed 1999-11-15
CIK 1028584

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[MARK ONE]

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

      1765 THE EXCHANGE
           SUITE 500
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

The number of outstanding shares of the issuer's class of capital stock as of October 31, 1999, the latest practicable date, is as follows: 29,132,900 shares of Common Stock, $.001 par value.

                             INFOCURE CORPORATION

                                   FORM 10-Q
                                    FOR THE
                       QUARTER ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS

                        PART I.   FINANCIAL INFORMATION

                                                                               Page
Item 1.    Financial Statements                                               Number
                                                                              ------
           Consolidated Balance Sheets.....................................      1
             September 30, 1999 (unaudited) and December 31, 1998

           Consolidated Statements of Operations (unaudited)...............      2
             Three months ended September 30, 1999 and 1998
             Nine months ended September 30, 1999 and 1998

           Consolidated Statements of Cash Flows (unaudited)...............      3
             Nine months ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements......................      4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................      7

                         PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................     11
Item 2.    Changes in Securities...........................................     11
Item 3.    Defaults Upon Senior Securities.................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.............     11
Item 5.    Other Information...............................................     11
Item 6.    Exhibits and Reports on Form 8-K................................     11
           Signatures......................................................     12

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                               ASSETS                                  September 30, 1999   December 31, 1998
                                                                       -------------------  ------------------
                                                                           (unaudited)
Current assets:
Cash and cash equivalents............................................            $ 23,647            $  9,288
Accounts receivable - trade, net of allowances of $1,144 and $1,278..              40,293              25,994
Inventory, net.......................................................               4,002               3,533
Deferred tax asset...................................................                 534                 675
Prepaid expense and other current assets.............................               2,437               2,676
                                                                                 --------            --------
  Total current assets...............................................              70,913              42,166
Property and equipment, net of depreciation of $7,913 and $5,668.....              21,312              10,795
Goodwill, net of amortization of $7,595 and $3,467...................              83,353              72,203
Other intangible assets, net of amortization of $1,238 and $768......               6,121               7,391
Deferred tax asset...................................................                 755               4,966
                                                                                 --------            --------
  Total assets.......................................................            $182,454            $137,521
                                                                                 ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable........................................................            $      -            $  2,074
Accounts payable and accrued expenses................................              15,233              12,786
Deferred revenue and customer deposits...............................               7,892              13,203
Current portion of long-term debt....................................               3,465              13,370
                                                                                 --------            --------
  Total current liabilities..........................................              26,590              41,433
Long-term debt, less current portion.................................              30,171              70,733
                                                                                 --------            --------
  Total liabilities..................................................              56,761             112,166
                                                                                 --------            --------

Convertible redeemable preferred stock...............................                   -               8,501
                                                                                 --------            --------
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized;
  29,062,000 outstanding at September 30, 1999 and 30,000,000 shares
  authorized; 18,884,000 issued at December 31, 1998.................                  29                  19
Common stock issuable................................................                   -               1,975
Additional paid-in capital...........................................             138,641              38,267
Accumulated deficit..................................................             (12,977)            (22,102)
Deferred compensation................................................                   -              (1,083)
Treasury stock, at cost..............................................                   -                (222)
                                                                                 --------            --------
  Total stockholders' equity.........................................             125,693              16,854
                                                                                 --------            --------
Total liabilities and stockholders' equity...........................            $182,454            $137,521
                                                                                 ========            ========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                        Sept 30, 1999  Sept 30, 1998  Sept 30, 1999  Sept 30, 1998
                                                                        -------------  -------------  -------------  -------------
Revenue:
  Systems and software................................................   $   22,876    $    11,313    $    63,213    $    31,553
  Maintenance, support and services...................................       22,775         10,268         63,862         29,492
                                                                         ----------    -----------    -----------    -----------
Total revenue.........................................................       45,651         21,581        127,075         61,045
                                                                         ----------    -----------    -----------    -----------
Operating expense:
  Hardware and other items purchased for resale.......................       11,930          4,646         31,830         14,412
  Selling, general and administrative.................................       21,206         12,343         61,711         34,075
  Depreciation and amortization.......................................        2,716          1,188          6,942          3,213
  Nonrecurring charges................................................        1,083              -          2,038          1,874
                                                                         ----------    -----------    -----------    -----------
Total operating expense...............................................       36,935         18,177        102,521         53,574
                                                                         ----------    -----------    -----------    -----------
Operating income......................................................        8,716          3,404         24,554          7,471
Interest and other expense, net.......................................          365            694          2,789          1,759
                                                                         ----------    -----------    -----------    -----------
Income before income taxes............................................        8,351          2,710         21,765          5,712
Provision for income taxes............................................        3,227            928          8,422          1,639
                                                                         ----------    -----------    -----------    -----------
Net income before extraordinary item..................................        5,124          1,782         13,343          4,073
Extraordinary item - early retirement of debt.........................            -              -          2,935              -
                                                                         ----------    -----------    -----------    -----------
Net income............................................................        5,124          1,782         10,408          4,073
                                                                         ----------    -----------    -----------    -----------
Accretive dividend....................................................            -              -              -            800
                                                                         ----------    -----------    -----------    -----------
Net income available to common stockholders...........................   $    5,124    $     1,782    $    10,408    $     3,273
                                                                         ==========    ===========    ===========    ===========

Earnings per share before extraordinary item and accretive dividend:
  Basic...............................................................   $     0.18    $      0.10    $      0.54    $      0.24
                                                                         ==========    ===========    ===========    ===========
  Diluted.............................................................   $     0.15    $      0.08    $      0.46    $      0.20
                                                                         ==========    ===========    ===========    ===========
Earnings per share after extraordinary item and accretive dividend:
  Basic...............................................................   $     0.18    $      0.10    $      0.42    $      0.20
                                                                         ==========    ===========    ===========    ===========
  Diluted.............................................................   $     0.15    $      0.08    $      0.36    $      0.16
                                                                         ==========    ===========    ===========    ===========
Weighted average shares outstanding:
  Basic...............................................................       28,932         17,121         24,629         16,765
                                                                         ==========    ===========    ===========    ===========
  Diluted.............................................................       34,332         21,365         29,259         20,442
                                                                         ==========    ===========    ===========    ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             INFOCURE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                           September 30, 1999  September 30, 1998
                                                                         --------------------  ------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income............................................................             $ 10,408            $  4,073
  Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
       Extraordinary item - early retirement of debt....................                2,935                   -
       Asset impairment and restructuring costs.........................                    -               1,874
       Depreciation and amortization....................................                6,942               3,213
       Stock-based compensation.........................................                1,083                   -
       Deferred income tax..............................................                6,611                 548
       Changes in current assets and liabilities, net of acquisitions:
           Accounts receivable..........................................              (12,797)             (4,346)
           Inventory, prepaid expense and other current assets..........               (1,109)               (752)
           Accounts payable and accrued expenses........................                  314              (1,044)
           Deferred revenue.............................................               (5,582)               (944)
                                                                                     --------            --------
Net cash provided by operating activities...............................                8,805               2,622
                                                                                     --------            --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     Property and equipment expenditures................................              (10,741)             (2,756)
     Net cash paid for acquisitions.....................................              (13,227)            (19,483)
     Cash paid for other intangibles....................................               (2,580)             (1,079)
                                                                                     --------            --------
Net cash used in investing activities...................................              (26,548)            (23,318)
                                                                                     --------            --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.........................               86,166               1,706
     Proceeds from issuance of convertible preferred stock..............                    -               7,820
     Proceeds from exercise of options and warrants.....................                  716                   -
     Distributions paid by pooled companies.............................               (1,282)               (127)
     Purchase of treasury stock.........................................                    -                (106)
     Borrowings on long-term debt.......................................               18,926              15,785
     Payments on notes payable and long-term debt.......................              (71,386)             (1,692)
     Payment of loan costs..............................................               (1,038)                  -
                                                                                     --------            --------
Net cash provided by financing activities...............................               32,102              23,386
                                                                                     --------            --------
Net increase in cash and cash equivalents...............................               14,359               2,690
Cash and cash equivalents, beginning of period..........................                9,288               2,380
                                                                                     --------            --------
Cash and cash equivalents, end of period................................             $ 23,647            $  5,070
                                                                                     ========            ========

CASH PAID DURING THE PERIOD FOR:
     Interest...........................................................             $  4,750            $  1,619
     Income taxes.......................................................             $    863            $    913

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

     The information presented at September 30, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, which the management of InfoCure Corporation ("InfoCure," and together with InfoCure's subsidiaries, the "Company") believes to be necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical and pro forma consolidated financial statements and related notes thereto contained in the Company's Form 10-KSB filed with the Commission on February 26, 1999 and its supplemental consolidated financial statements included in the Company's Current Report on Form 8-K dated September 24, 1999.

     InfoCure was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock and simultaneously acquired six companies. The aggregate consideration paid for these founding companies was approximately $3.7 million in cash and 1.8 million shares of common stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

     Subsequent to the consummation of the initial public offering and the acquisition of the founding companies, InfoCure acquired substantially all the assets or all the outstanding equity securities of the following companies:
Professional On-Line Computer, Inc. ("POLCI"); Commercial Computers, Inc. ("CCI"); SoftEasy Software, Inc. ("SoftEasy"); PACE Financial Corporation ("PACE"); and the orthodontic business unit of HALIS Services, Inc. ("OPMS"). POLCI, CCI and SoftEasy were acquired with effect from October 1, 1997; PACE was acquired with effect from November 1, 1997; and OPMS was acquired with effect from December 1, 1997. Aggregate consideration for these acquisitions completed in the eleven months ended December 31, 1997 was approximately 154,000 shares of common stock and $11.7 million cash and debt, for an aggregate value of $12.4 million.

     In the year ended December 31, 1998, InfoCure acquired substantially all of the assets, subject to the assumption of certain liabilities, of Micro-Software Designs, Inc. ("MDI") and the Healthcare Systems Division ("HSD") of The Reynolds and Reynolds Company and acquired the outstanding equity securities of Medical Software Integrators, Inc, ("MSI"). These acquisitions were effective from January 1, 1998 with respect to MDI and MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 was approximately 746,000 shares of common stock and $73.0 million cash and debt for an aggregate value of $77.1 million.

     All of the foregoing acquisitions have been accounted for using the purchase method of accounting.

     In December 1998, InfoCure completed a merger with Radiology Management Systems, Inc., ("RADMAN") in a transaction involving exchange of all of RADMAN's outstanding equity interests for approximately 994,000 shares of InfoCure common stock which was accounted for as a pooling of interests (the "RADMAN Merger"). In June 1999, InfoCure acquired the assets of Strategicare, Inc. and its wholly-owned subsidiary, DISC Computer Systems, Inc. ("DISC") in exchange for cash of approximately $11.7 million in a transaction accounted for using the purchase method of accounting. Additionally, in 1999, InfoCure completed the acquisitions as set forth in the table below (the "1999 Pooled Companies").
Each of these acquisitions provided for the exchange of all of the outstanding equity interests of each entity for shares of InfoCure's common stock and all have been accounted for as poolings of interests (the "1999 Mergers").

                  Entity                     Date of Merger    Medical Specialty           Location
----------------------------------------     --------------    -----------------           --------
Macon Systems Management, LLC, the
Parent of Medical Software Management,
Inc. ("MSM")............................    February 12, 1999  Dermatology        Macon, Georgia

OMSystems, Inc. ("OMS").................    February 18, 1999  Orthodontics       Norcross, Georgia

Ardsley, M.I.S., Inc. ("Orthoware").....    August 17, 1999    Orthodontics       Philadelphia, Pennsylvania

Medfax Corporation ("Medfax")...........    August 30, 1999    Radiology          Charlotte, North Carolina

Scientific Data Management, Inc. ("SDM")    August 31, 1999    General Medical    Detroit, Michigan

     The consolidated financial statements of the Company previously reflected the retroactive effect of the RADMAN Merger. The consolidated financial statements of the Company included herein give retroactive effect to the 1999 Mergers. As a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated stockholders' equity reflects the accounts of InfoCure as if the additional common stock issued in connection with the mergers had been issued for all periods presented. Additionally, all share and per share amounts have been adjusted retroactively for the effect of a 2-for-1 stock split, in the form of a dividend, effective August 19, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the interim periods may not be indicative of annual results.

NOTE 2.   BUSINESS COMBINATIONS

     As described in Note 1, the Company acquired HSD on October 23, 1998 and DISC as of June 1, 1999 in transactions accounted for as purchases. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the HSD and DISC acquisitions had occurred as of January 1, 1998. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                               3 Months            9 Months            9 Months
                                                                Ended               Ended               Ended
 Pro Forma Amounts (in thousands, except per share data)  September 30, 1998  September 30, 1999  September 30, 1998
--------------------------------------------------------  ------------------  ------------------  ------------------
Revenue.................................................        $37,960            $132,952            $101,812
Net income available to common stockholders.............          2,184              10,567               4,108
Earnings per share-basic................................           0.13                0.43                0.25
Earnings per share-diluted..............................           0.10                0.36                0.20

NOTE 3.   STOCKHOLDERS' EQUITY

Common Stock

     The weighted average number of shares outstanding used in computing basic earnings per share ("EPS") for the three months ended September 30, 1999 and 1998 were 28,931,876 and 17,120,788, respectively. The weighted average number of shares outstanding used in computing diluted EPS for the three months ended September 30, 1999 and 1998 were 34,331,755 and 21,364,899, including potentially dilutive common stock of 5,399,879 and 4,244,111 shares assuming exercise of the Company's options and warrants.

     In April and May 1999, the Company completed a secondary public offering of
7.2 million shares of its common stock resulting in net proceeds to the Company of $86.2 million. The Company used $69.1 million of the proceeds to repay the outstanding balance on its credit facility with FINOVA Capital Corporation ("Finova"). The balance of the net proceeds were applied toward working capital and other general corporate purposes.

NOTE 4.   NOTES PAYABLE AND LONG TERM DEBT

     In August 1999, InfoCure entered into a new credit facility with FINOVA in
the amount of $100 million that has a five-year term.   The credit facility
provides for an $8.7 million term loan and a $91.3 million revolving loan that converts to a term loan in October 2001. The credit facility bears interest at rates ranging from base (prime) rate plus 0.50% to 1.25%, or LIBOR plus 2.00% to 2.75%, depending on the company achieving certain debt service ratios, and is collateralized by substantially all of the Company's assets.

     In October 1999, the Company finalized negotiations with The Reynolds and Reynolds Company regarding its purchase of HSD and gave notice of its intent to convert approximately $7.5 million of a note given in connection with the purchase in exchange for approximately 373,000 shares of common stock. Under the terms of the conversion feature, additional shares could be issuable depending on the market price of the stock.


NOTE 5.   EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT

     In connection with repayment of the outstanding balance on its credit facility with FINOVA, the Company incurred debt extinguishment costs of approximately $4.9 million representing principally noncash write-off of deferred loan costs. The early retirement of debt charge was $2.9 million, net of taxes, or approximately $.10 per diluted share.

NOTE 6.   SUBSEQUENT EVENTS

     In November 1999, the Company completed its previously announced acquisition of Datamedic Holding Corp. ("Datamedic") by acquiring all the outstanding equity interests of Datamedic in exchange for approximately 1.2 million shares of InfoCure common stock. The transaction will be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation the following statements: (a) our belief that our operating cash flow, combined with availability of funds under our commercial credit facility will be sufficient to fund our working capital requirements through at least the next twelve months; and (b) our intended sources of financing to fund future acquisitions, if any. We note that a variety of risk factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Reference is made in particular to the discussion set forth below in this report and set forth in our Report on Form 10-KSB for the period ended December 31, 1998 which was filed with the Securities and Exchange Commission on February 26, 1999 and our registration statement on Form S-3 declared effective with the Commission on April 21, 1999.

Overview

     A substantial part of our growth has been achieved through acquisitions. For the period July 10, 1997 through September 30, 1999, we completed sixteen acquisitions including acquisitions of six companies accounted for as pooling of interest transactions. The remaining ten acquisitions which were accounted for using the purchase method of accounting, including one 1999 acquisition of DISC Computer Systems, Inc. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.


CONSOLIDATED RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998 and nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Total Revenue. Total revenue for the three months ended September 30, 1999 was $45.7 million, compared to total revenue of $21.6 million for the three months ended September 30, 1998. Total revenue for the nine months ended September 30, 1999 was $127.1 million, compared to total revenue of $61.0 million for the nine months ended September 30, 1998. These increases in total revenue primarily reflect the completion of the HSD acquisition effective October 1998 and overall growth in the business. The MSM, OMSystems, Orthoware, SDM and Medfax acquisitions, which are accounted for as poolings of interests, are reflected retroactively for all periods presented. Systems and software revenue was $22.9 million for the three months ended September 30, 1999, or 50.1% of total revenue, while maintenance, support and service revenue was $22.8 million, or 49.9% of total revenue for the same period. Systems and software revenue were $63.2 million for the nine months ended September 30, 1999, or 49.7% of total revenue, while maintenance, support, and service revenue was $63.9 million, or 50.3% of total revenue for the same period.

     Hardware and other items purchased for resale. For the three months ended September 30, 1999, hardware and other items purchased for resale was $11.9 million, or 26.1% of total revenue, compared to $4.6 million, or 21.5% of total revenue, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, hardware and other items purchased for resale was $31.8 million, or 25.0% of total revenue, compared to $14.4 million, or 23.6% of total revenue, for the nine months ended September 30, 1998. For the three months ended September 30, 1999, gross margin, which represents total revenue less hardware and other items purchased for resale, was 73.9% of the total revenue, compared to 78.5% of total revenue, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross margin was 75.0% of the total revenue, compared to 76.4% of total revenue, for the nine months ended September 30, 1998. The decrease in the gross margin as a percentage of total revenue reflects the impact of lower gross margins associated with HSD's statement processing and hardware maintenance businesses and a shift in the revenue mix due to lower margin hardware sales.

     Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development expense, product maintenance and support expense, variable commissions and bonuses, marketing expense, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased to $21.2 million, or 46.5% of total revenue for the three months ended September 30, 1999, compared to $12.3 million, or 57.2% of total revenue for the three months ended September 30, 1998. Selling, general and administrative expense increased to $61.7 million, or 48.6% of total revenue for the nine months ended September 30, 1999, compared to $34.1 million, or 55.8% of total revenue, for the nine months ended September 30, 1998. This increase reflects primarily additional marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. The decrease in selling, general and administrative expenses as a percent of revenue reflects InfoCure's ability to take advantage of economies of scale resulting from the larger installed customer base and higher base of revenue realized from acquisitions as well as the benefits realized from the Company's investment in its technological infrastructure.

     Depreciation and Amortization. Depreciation and amortization expense was $2.7 million, or 5.9% of total revenue, for the three months ended September 30, 1999, compared to $1.2 million, or 5.5% of total revenue, for the three months ended September 30, 1998. Depreciation and amortization expense was $6.9 million, or 5.5% of total revenue, for the nine months ended September 30, 1999, compared to $3.2 million, or 5.3% of total revenue, for the nine months ended September 30, 1998. Increased depreciation and amortization expense is the result of the significant increase in goodwill arising primarily from the HSD acquisition in October 1998.

     Nonrecurring Charges. In the three and nine months ended September 30, 1999, the Company incurred costs of $1.1 million, or 2.4% of total revenue and $2.0 million, or 1.6% of total revenue, respectively, associated with compensatory stock awards and merger related costs, primarily legal and accounting fees. In the nine months ended September 30, 1998, the Company also incurred costs of $1.9 million, or 3.1% of total revenue, associated with the 1998 restructuring plan.

     Interest and Other Expense, Net. Interest and other expense, net decreased to $365,000, or 0.8% of total revenue, for the three months ended September 30, 1999, compared to $694,000, or 3.2% of total revenue, for the three months ended September 30, 1998. Interest and other expense, net increased to $2.8 million, or 2.2% of total revenue, for the nine months ended September 30, 1999, compared to $1.8 million, or 2.9% of total revenue, for the nine months ended September 30, 1998. The decrease in the quarter relates primarily to the repayment of certain indebtedness following InfoCure's April 1999 public offering of common stock.

     Provision For Income Taxes. The provision for income taxes was $3.2 million for the three months ended September 30, 1999, compared to $928,000 for the three months ended September 30, 1998. The provision for income taxes was $8.4 million for the nine months ended September 30, 1999, compared to $1.6 million for the nine months ended September 30, 1998. The effective income tax rate of 38.6% for the three and nine months ended September 30, 1999, is higher than statutory rates due primarily to the effect of state income taxes and permanent differences resulting from the amortization of nondeductible goodwill. The effective rates for the comparable 1998 periods is less than the statutory rate due to the impact of poolings with S-corporation entities that incurred no federal income taxes prior to merger with the Company.

     Extraordinary Item. During the nine months ended September 30, 1999, the Company extinguished its debt outstanding under its credit facility with FINOVA and incurred debt extinguishment costs of $4.9 million, or $2.9 million net of taxes, representing 2.3% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, InfoCure had total cash and cash equivalents of $23.6 million and working capital of $44.3 million. InfoCure's current ratio increased to 2.67:1 at September 30, 1999, from 1.02:1 at December 31, 1998. During the nine months ended September 30, 1999, InfoCure generated $8.8 million of cash from operating activities primarily relating to net income of $10.4 million plus $6.9 million in depreciation and amortization, $6.6 million in deferred income tax and extraordinary item of $2.9 million less the increased accounts receivable. During this period, cash used in investing activities was $26.5 million, representing primarily cash used for acquisitions and related expenditures of $13.2 million, capital expenditures of $10.7 million and cash paid for intangibles of $2.6 million.

     During the nine months ended September 30, 1999, InfoCure generated net cash from financing activities of $32.1 million, including $86.2 million net proceeds from issuance of common stock and $18.9 million proceeds from the line of credit, less $71.4 million related to repayments on long term debt. These proceeds were principally used to retire outstanding debt of $71.4 million, fund the DISC acquisition and purchase the building that accommodates InfoCure's corporate offices.

     InfoCure's commercial credit facility, with an aggregate availability of $70.0 million used primarily for acquisition purposes and working capital, was repaid in full by proceeds of the Company's secondary offering. The early retirement of debt resulted in a write-off of previously paid deferred loan costs in the amount of $4.9 million. In August 1999, InfoCure secured a new credit facility in the amount of $100 million that has a five-year term, bears interest at an annual rate of approximately 8.5% depending on the Company achieving certain debt service ratios, and is secured by substantially all of the Company's assets.

     On April 27, 1999, InfoCure completed a public offering of 6.0 million shares of common stock at $13.00 per share, which generated net proceeds of $72.9 million. InfoCure applied $69.1 million of the proceeds of this offering to retire the principal outstanding on its FINOVA credit facility. The balance of the proceeds was applied toward working capital and for general corporate purposes. On May 6, 1999, InfoCure issued an additional 1.1 million shares of common stock at $13.00 per share for net proceeds of $13.3 million relating to the exercise of the underwriters' over-allotment option in connection with the public offering. The proceeds from the over-allotment were applied toward working capital and for general corporate purposes.

     We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds under the credit facility will be sufficient to fund our working capital requirements through at least the next twelve months. We expect to finance future acquisitions, if any, through one or more of the following sources: cash from operations, the credit facility or other indebtedness, and issuances of common stock or other securities. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. No assurance can be given that additional sources of capital will be available on terms acceptable to us or at all.

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

     As a result of these assessments, modifications and tests, InfoCure believes that a majority of its products will properly make this distinction. With respect to the rest of the products that it intended to support, we have implemented a program for developing and installing modifications that address date processing issues. In general, these modifications represent relatively short segments of software code. Customers that are on current maintenance contracts qualify to receive these modifications. InfoCure believes that its year 2000 readiness program, comprising the four elements outlined above, is substantially complete, but we cannot offer assurance in this regard. We could still experience delays or failures in implementing year 2000 readiness modifications. We also may be required to hire additional technical personnel to address year 2000 readiness issues, and there can be no guarantee that such additional personnel will be available. Software modifications have been provided to all current customers and our follow-up indicates that more than 95% of such customers have either installed the modification or upgraded to a year 2000 ready product. However, remaining customers may not install software solutions in a proper and timely manner, and we may not be able to locate affected customers that are not currently a party to a maintenance contract. Further, because a customer's products are often interfaced with the customer's existing third-party applications, its products, and potentially InfoCure's products, may not operate properly due to year 2000 problems in such third-party applications. Our most reasonably likely worst case scenario with respect to the year 2000 issue is that certain of our products which we believe to be currently year 2000 ready or for which we have developed modifications to make them year 2000 ready will in fact fail to function properly on or after January 1, 2000. In light of InfoCure's belief that its products will be year 2000 ready based upon testing it has performed in the course of its year 2000 readiness program, InfoCure has not developed a contingency plan to be used in the event certain of its products fail to function properly on or after January 1, 2000. InfoCure plans to address any such failures on an as needed basis. We estimate that the remaining costs to complete our year 2000 readiness program are approximately $50,000 and that our estimated total costs year to date have approximated $500,000. These estimates are based on assumptions that InfoCure believes to be reasonable at this time; however, no assurance can be given that these assumptions will remain accurate. While we do not expect that the failure of any of our products to be year 2000 ready will have a material adverse effect on our business or results of operations, we cannot guarantee that any such failure would not have such an effect.

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

       The year 2000 problem also creates a risk of unforeseen problems in the computer systems we use in our business and in the systems of third parties with whom we conduct business. We have substantially completed our assessment of our software and hardware systems and we believe that the substantial majority of our internal systems will properly distinguish dates beginning on January 1, 2000. We also have contacted parties with whom we conduct a material amount of business to assess the year 2000 readiness of the software and systems in their businesses. We believe we have substantially completed our determination of year 2000 readiness by third parties and have developed appropriate strategies to assure that no material business disruptions result from third-party problems. These strategies may include demanding assurance that current business partners achieve timely year 2000 readiness or, in the absence of such assurance, contracting with alternate third parties or developing solutions to work around any such third-party issues. Because we have not yet determined the expense and related potential effect of year 2000 readiness by our third-party business partners, we cannot guarantee that non-readiness by these third parties will not have a material adverse effect on our future results.

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     InfoCure is not a party to any pending material litigation.


ITEM 2.   CHANGE IN SECURITIES.

     In August 1999, InfoCure issued 209,016 shares of common stock at $24.435 per share to the former shareholder of Ardsley M.I.S., Inc., d/b/a/ Glentec Business Computers, Inc. in connection with InfoCure's merger with Glentec, 696,333 shares of common stock at $21.00 per share to the three former shareholders of Medfax Corporation in connection with InfoCure's merger with Medfax, and 280,243 shares of common stock at $21.41 per share to the former shareholder of Scientific Data Management, Inc. in connection with InfoCure's merger with Scientific Data. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5.   OTHER INFORMATION.

     On November 9, 1999, InfoCure acquired Datamedic Holding Corp. InfoCure issued 1,161,000 shares of common stock to the former shareholders of Datamedic. Such shares were registered with the Securities and Exchange Commission on Form S-4.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               10.1 Agreement and Plan of Merger by and among Datamedic Holding Corp., Certain Principal Shareholders of Datamedic Holding Corp., InfoCure Corporation and InfoCure Systems, Inc. dated September 3, 1999 (incorporated herein by reference to Appendix A to the Company's Registration Statement on Form S-4 (No. 333-87867) filed on September 27, 1999).

               27.1 Financial Data Schedule (solely for use by the Commission)

          (b)  Reports on Form 8-K

               (i) A current report on Form 8-K was filed with the commission on September 24, 1999, in connection with InfoCure's mergers with Macon Systems Management, LLC, OMSystems, Inc., Ardsley, M.I.S., Inc., Medfax Corporation and Scientific Data Management, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INFOCURE CORPORATION

Date:  November 15, 1999                 /s/ Frederick L. Fine
       -----------------                 ---------------------
                                        Frederick L. Fine
                                        President; Chief Executive Officer
                                        (Principal Executive Officer); Director

Date:  November 15, 1999                 /s/ James A. Cochran
       -----------------                 --------------------
                                        James A. Cochran
                                        Senior Vice President-Finance;
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date:  November 15, 1999                 /s/ Gary W. Plumer
       -----------------                 ------------------
                                        Gary W. Plumer
                                        Vice President-Finance;
                                        Assistant Secretary;
                                        Assistant Treasurer
                                        (Principal Accounting Officer)