Form 10-K
period 1999-12-31
INFOCURE CORP
filed 2000-03-30
CIK 1028584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________
                       COMMISSION FILE NUMBER: 011-12799

                              INFOCURE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      58-2271614
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)
         1765 THE EXCHANGE BUILDING
                  SUITE 500
              ATLANTA, GEORGIA                                     30339
  (Address of principal executive offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (770) 221-9990

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 28, 2000 was approximately $559.5 million (based on the last sale price of a share of Common Stock as of March 28, 2000
($18 13/16)), as reported by the Nasdaq National Market.

     As of March 28, 2000, 32,609,199 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2000 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFOCURE CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   15
Item 3.    Legal Proceedings...........................................   15
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
Item X.    Executive Officers of the Registrant........................   16
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   17
Item 6.    Selected Financial Data.....................................   18
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   19
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   29
Item 8.    Financial Statements and Supplementary Data.................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   30
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   30
Item 11.   Executive Compensation......................................   30
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   30
Item 13.   Certain Relationships and Related Transactions..............   30
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   30

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     InfoCure is a leading national provider of healthcare practice management software products and services to targeted healthcare practice specialties. InfoCure's systems are used primarily by small to mid-size medical practices within the following practice areas: anesthesiology, dental, dermatology and plastic surgery, emergency medicine, general medical, oral and maxillofacial surgery, ophthalmology, orthodontics, pathology, pediatrics, podiatry and radiology. Our systems include software and related hardware, ongoing training and support and electronic data interchange, or "EDI" services. These systems are designed to increase the quality and reduce the cost of providing care by allowing physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment.

RECENT EVENTS

     InfoCure is currently reorganizing its business to facilitate changes in its pricing of practice management software products, its delivery of these products to customers and the scope of its product offerings. During the fourth quarter of 1999, InfoCure acquired five companies that provide dental practice management solutions, increasing InfoCure's number of dental customers by approximately 9,100 practices. These acquisitions, along with InfoCure's determination that there is a natural segregation of InfoCure's business into medical and dental specialties, have caused InfoCure to divide its business into a medical division and a dental division. The medical division consists of InfoCure's business for general medical practices and medical specialty practices in the areas of anesthesiology, dermatology and plastic surgery, emergency medicine, oncology, ophthalmology, pathology, pediatrics, podiatry and radiology. The dental division consists of the portion of InfoCure's business that serves dental, orthodontics and oral and maxillofacial surgery practices.

     As part of the reorganization, InfoCure intends to transfer the assets of its medical division to VitalWorks, Inc., a newly-formed subsidiary of InfoCure. VitalWorks intends to develop new practice management software applications that can be delivered through the application services provider, or "ASP," delivery model. In the ASP delivery model, VitalWorks would remotely host applications from an offsite central server which physicians would access over dedicated lines, virtual private networks or the Internet. VitalWorks also intends to offer its new practice management applications through installations directly in physicians' offices as "practice-hosted" systems. VitalWorks intends to primarily target physicians that practice in groups of 25 or less.

     VitalWorks also intends to offer Internet solutions that will allow its customers to utilize the Internet to enhance office workflow and conduct business-to-business e-commerce. VitalWorks is continuing to develop its Internet solutions and to establish strategic relationships to facilitate these product offerings. Upon successful completion of these efforts, VitalWorks plans to offer customers the following Internet solutions:

     - Enhanced EDI Services. InfoCure currently offers EDI services that enable customers to electronically submit claims to payors, receive payments, check patient eligibility and process patient statements. VitalWorks intends to enter into a strategic relationship to enable EDI transactions to be processed over the Internet and to expand the number of EDI services offered to customers.

     - E-Commerce Services. VitalWorks plans to enable online purchasing of a comprehensive selection of medical and office supplies, medical journals and books, and other practice needs.

     - The Physician Portal. VitalWorks plans to offer a web-based product that provides physicians with access to patient and clinical data stored in their practice management applications and access to other Internet solutions from any personal computer with Internet access.

     - Office Desktop. VitalWorks plans to offer an office desktop, or user interface, that utilizes a web-framework to provide a central access point for office staff to access VitalWorks' practice management applications and Internet solutions.

     - Customized Physician Websites. VitalWorks plans to develop interactive websites for physicians that will enable patients to register, schedule appointments, pay bills and view medical records online.

     As part of the reorganization, InfoCure intends to transfer the assets of its dental division to PracticeWorks, Inc., which will be a new subsidiary of InfoCure. InfoCure intends for PracticeWorks to focus on development of Internet solutions and ASP-delivered practice management applications that are tailored to the needs of the dental division's customers. In particular, due to InfoCure's current penetration of the dental market and existing channels of distribution, InfoCure expects PracticeWorks to generate a significant amount of business-to-business e-commerce in the dental market. InfoCure expects PracticeWorks to begin offering its new solutions by the end of 2000.

     InfoCure intends for VitalWorks and PracticeWorks to seek new customers and to offer existing users of InfoCure's classic and core products an opportunity to upgrade to their new ASP-delivered products.

     In connection with InfoCure's strategy to develop ASP-delivered products, InfoCure plans to convert to subscription-based pricing for substantially all of its products and services. Under this subscription pricing model, customers will pay a fixed, monthly fee for use of InfoCure's practice management applications and Internet solutions and the computer hardware necessary to utilize those applications and solutions. This represents a change in InfoCure's historical pricing model in which customers were charged an initial licensing fee for use of practice management products and continuing maintenance, support and EDI transaction fees. InfoCure intends to begin offering substantially all of its products and services on the subscription pricing model in the second quarter of 2000. InfoCure will initially continue to derive substantially all of its revenue from hardware and software maintenance and support fees and EDI transaction fees that will be paid by its existing customers. As a result of the transition to subscription pricing model, InfoCure expects to see a decline in one-time revenue from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, InfoCure expects revenue from maintenance, support and EDI transaction fees from existing customers to decline and be replaced by subscription fees as existing customers convert to the subscription pricing model. InfoCure expects the percentage of revenue that is recurring in nature to increase substantially as a result of the change to a subscription pricing model.

     This reorganization of InfoCure, the change in InfoCure's product strategy to develop and offer ASP-delivered products and Internet solutions and the transition to a subscription pricing model involves certain risks and assumptions. There can be no assurance that InfoCure will successfully implement these changes in its organization, product strategy or pricing model or that the changes will not have a material adverse effect on InfoCure's business, financial condition or results of operations. See "Disclosure Regarding Forward-Looking Information" beginning on page 9.

     Note 14 to InfoCure's Consolidated Financial Statements sets forth certain financial information regarding InfoCure's medical and dental divisions.

     In February 2000, InfoCure entered into an agreement with Healtheon/WebMD whereby Healtheon/ WebMD would acquire up to $100.0 million of convertible redeemable preferred stock of VitalWorks. In consideration of the investment, the agreement provides for development and distribution agreements between the parties to create an industry-standard physician practice management system to be delivered through an ASP delivery model. Similarly, the parties entered into a marketing agreement which, with respect to services conducted by VitalWorks, provides for utilization, delivery and promotion of Healtheon/WebMD's clinical, financial transaction and EDI services. InfoCure received $10.0 million in exchange for shares of Series A preferred stock of VitalWorks, which will automatically be converted into 1% of the outstanding common stock of VitalWorks (on a diluted basis) upon completion of an initial public offering of VitalWorks. The agreement contemplates the investment of an additional $90 million upon completion of an initial public offering of VitalWorks, subject to regulatory approval and approval of both companies' board of directors. The companies are currently negotiating definitive documentation and discussing the terms of their relationship, including the amount and form of the contemplated further investment by Healtheon/WebMD in VitalWorks.

FORMATION AND ACQUISITIONS

     InfoCure was incorporated in Delaware in November 1996. Prior to July 10, 1997, InfoCure conducted no significant operations and generated no revenue. On July 10, 1997, InfoCure completed its initial public offering and the acquisitions of four companies. During the remainder of 1997 and 1998, InfoCure completed acquisitions of nine additional companies.

     During 1999, InfoCure acquired the following businesses:

            COMPANY                 CLOSING DATE                 BUSINESS
            -------                 ------------                 --------
Macon Systems                     February 12, 1999  Practice Management Software for
  Management, LLC, the parent of                     Dermatologists
  Medical Software Management,
  Inc.
OMSystems, Inc.                   February 18, 1999  Practice Management Software for
                                                     Orthodontics
Strategicare, Inc. and its        June 1, 1999       Practice Management Software for
  wholly-owned subsidiary DISC                       General Medical Practices
  Computer Systems, Inc.
Ardsley, M.I.S., Inc. d/b/a       August 17, 1999    Practice Management Software for
  Glentec Business Computers,                        Orthodontists
  Inc.
Medfax Corporation                August 30, 1999    Practice Management Software for
                                                     Radiologists and other Medical
                                                     Practices
Scientific Data Management, Inc.  August 31, 1999    Practice Management Software for
                                                     General Medical Practices
Datamedic Holding Corp.           November 9, 1999   Practice Management Software and
                                                     Clinical Systems for
                                                     Ophthalmologists, Oncologists
                                                     and Other Physicians
The dental business of National   December 15, 1999  Practice Management Software for
  Data Corporation ("NDC")                           Dentists
The dental practice management    December 20, 1999  Practice Management Software for
  software business of Zila,                         Dentists
  Inc., known as PracticeWorks
Kevin Kozlowski, Inc. d/b/a       December 20, 1999  Practice Management Software for
  Human Touch Software                               Dentists
Unident Corporation               December 21, 1999  Practice Management Software for
                                                     Dentists
InfoLogic, Inc.                   December 21, 1999  Practice Management Software for
                                                     Dentists
VitalWorks, Inc.                  December 21, 1999  ASP-Delivered Practice
                                                     Management Applications for
                                                     General Medical Practices
Prism Data Systems, Inc.          December 29, 1999  Practice Management Software for
                                                     Ophthalmologists
CDL Healthcare Systems, Inc.      December 30, 1999  Practice Management Software for
                                                     General Medical Practices

     InfoCure also acquired substantially all of the assets of VitalWorks, Inc. ("Acquired VitalWorks"), including rights to the "VitalWorks" trademark, in December 1999. Acquired VitalWorks developed ASP-delivered practice management software applications which it began offering to customers during the third quarter of 1999. The Acquired VitalWorks practice management software applications were developed to deliver practice management applications through a browser-based interface over the Internet. InfoCure is utilizing the Acquired VitalWorks practice management software applications in the development of its own ASP-delivered practice management software applications. The acquisition of Acquired VitalWorks added three physician practice sites.

     In addition, in 1999 InfoCure acquired technology assets in connection with the acquisition of PhyNet EDI Solutions, L.L.C. and Crunchy Frog Software, Inc.

INDUSTRY OVERVIEW

     Healthcare costs in the United States have risen dramatically over the past two decades and, according to the Healthcare Financing Administration, amounted to approximately $1.2 trillion in 2000 and are expected to grow to $2.2 trillion in 2008. Federal and state governments, insurance carriers and other third-party payors have moved aggressively to control these rising costs. As a result, physicians are under increasing pressure to reduce costs and operate their practices more efficiently. One of the ways in which third-party payors have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee and capitated models of reimbursement. The result of these generally more restrictive reimbursement practices has been a dramatic increase in the complexity of accounting, billing and collecting payment for healthcare services.

     To address these challenges, healthcare providers are increasingly utilizing information technology, including practice management systems. While spending for information technology within the healthcare industry has historically been below that of other industries, healthcare information technology expenditures are expected to be $21.0 billion during 2000.

     Practice management systems include a range of software products and services for physicians and other healthcare providers. Most practice management systems provide several common functions, including practice administration functions, such as patient scheduling; financial functions, such as patient billing and receivables management; and may include clinical functions, such as patient charting and treatment planning.

     The continued evolution of information and telecommunication technologies has led to the development of electronic tools that can be integrated with practice management systems. These tools can help to improve a healthcare practice's cash flow by facilitating EDI, thereby enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. According to Faulkner & Gray, a leading market research firm focused on the electronic commerce and EDI markets, only 62% of the 4.4 billion claims submitted in 1998 were processed electronically. Of these, only 1% were effected through the Internet. Paper claims require more time and are significantly more expensive to prepare, file and process than electronically-submitted claims. According to American Health Consultants, a publisher of health care newsletters, the combined costs to payors and providers of processing a manual claim total approximately 15% of the average claim amount. EDI transactions, on the other hand, can be processed directly with third-party payors or channeled through processing clearinghouses at significantly lower costs to the provider and the payor. Because of these significant cost savings, some payors are beginning to require practitioners to submit reimbursement claims electronically.

PRODUCTS AND SERVICES

     Product Features. InfoCure offers a wide range of practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate the administrative, financial and clinical information management functions of office-based, hospital-based and enterprise-wide healthcare practices. Customers are able to choose from a menu of features and functions most essential to their practices, primarily in the following areas:

     - Administrative management -- appointment scheduling, patient correspondence and referral analysis;

     - Financial management -- payor billing, patient billing and accounts receivable management; and

     - Clinical information management -- complete documentation of patient visits, patient medical history and treatment planning.

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

     Specialty Markets. As of March 30, 2000, InfoCure had an installed base of approximately 23,000 customer sites and had systems installed in all 50 states. Approximately 35% of InfoCure's customer sites (representing 74% of InfoCure's providers) are medical and approximately 65% of InfoCure's customer sites (representing 26% of InfoCure's providers) are dental. InfoCure markets its products to the following targeted specialties:

     - Dental

     - Dermatology and Plastic Surgery

     - Hospital Based (Anesthesiology, Emergency Medicine, Pathology and Radiology)

     - General Medical (including pediatrics)

     - Ophthalmology

     - Oral and Maxillofacial Surgery

     - Orthodontics

     - Podiatry

     In 1999, InfoCure derived approximately 75% of its revenue from medical customers and approximately 25% from dental customers.

     Principal Products. InfoCure classifies its principal practice management software products as either "core" or "classic." Core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. In addition, core products are the primary products offered to InfoCure's targeted practice areas. Classic products, while continuing to offer adequate functionality, typically lack advanced practice management features and are not designed for the latest generation of operating systems. In the second quarter of 2000, InfoCure expects its medical division to actively market six core products and support 31 classic products and its dental division to actively market five core products and support 25 classic products. InfoCure believes there is a significant opportunity to provide system upgrades to those customers utilizing classic and other non-core products by providing a migration path to its core products. While InfoCure primarily markets its core products, it will continue to provide customer support for its classic products until it determines that it is no longer cost effective to do so. Additionally, approximately 5% of InfoCure's customers currently are using products that were written for operating systems or hardware platforms that are no longer supported by their respective vendors. InfoCure is actively promoting the migration of customers utilizing these products to newer products and intends to retire these products at the earliest possible opportunity.

     InfoCure has designed its core software products to offer advanced functionality and to operate with the latest generation of operating systems and hardware platforms. InfoCure believes that PC-based practice management systems are standardizing on the Windows family of operating systems. InfoCure's PC-based core products use Microsoft Corporation's relational database software (such as SQL Server), operating system software (such as Windows 95, Windows 98 and Windows NT) and networking software (such as Windows Terminal Server). InfoCure has adopted 32-bit client/server technology for substantially all of its PC-based core products, maximizing their scalability in local and wide area network environments.

     As part of InfoCure's reorganization, it intends to develop new products that can be delivered through the ASP delivery model. InfoCure intends for VitalWorks to develop ASP-delivered products for medical practices and for PracticeWorks to develop ASP-delivered products for the dental division. InfoCure intends for VitalWorks and PracticeWorks to develop these ASP-delivered products to include features that are equal to or improve upon the practice-area specific features included in InfoCure's classic and core products. VitalWorks and PracticeWorks plan to begin offering these ASP-delivered products by practice area as they are completed.

     Decision Support Tools. InfoMine is a decision support tool designed to supplement the analytical features of InfoCure's practice management software products. InfoMine enables a physician to access, sort and display data according to any data element selected by the user, including payor, referral source, reimbursement rate, time interval or other variable. InfoMine offers physicians a computerized solution for rapidly analyzing the performance of their practices. InfoMine is currently available to analyze data for most of InfoCure's target specialties and practice groups and we expect it to be available for the remaining specialties later in 2000.

     Wireless Access Software. InfoCure's InfoUnplugged software allows physicians to utilize InfoCure's core products from a handheld computing device. This package provides a physician with wireless access to InfoCure's practice management system while seeing patients and performing other tasks within the physician's office. Information input using InfoUnplugged automatically updates information stored in the practice management system.

     Remote Access Software. InfoCure's Info-To-Go software allows data stored in InfoCure's practice management software products to be downloaded to any handheld computing device that operates Palm OS software for access when the physician is away from his or her office. For example, a physician using Info-To-Go will have access to his or her schedule, referral information and on-call information. Info-To-Go is currently available for use with InfoCure's core products.

     Electronic Data Interchange Services. InfoCure's core software products enable transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. EDI services currently include the following:

     - Electronic Patient Billing -- electronically submits patient billing information from practices by dial-up modem or via the Internet to InfoCure's printing center or to independent national clearinghouses which process, print and mail invoices and provide billing reports to the practice.

     - Electronic Claims Submission -- electronically submits insurance claims from practices to payors, either directly or through independent national clearinghouses.

     - Electronic Claims Remittance -- electronically remits insurance payment and automatically posts explanation of benefits into the practice management system.

     - Patient Insurance Verification -- electronically access insurance and managed care plans to determine a patient's eligibility and benefits.

     InfoCure generates revenues by facilitating EDI transactions, currently processing more than seven million EDI transactions each month.

SUPPORT SERVICES

     InfoCure believes that customer satisfaction with ongoing support and services is critical to its success. InfoCure assists customers with the initial installation of systems and offers several alternatives for training and data conversion services. InfoCure's customer service and support groups are organized both by computer platform and practice specialty. In addition to providing on-site training for certain of its product lines, InfoCure maintains classroom-based training facilities in 15 locations throughout the United States. InfoCure sponsors continuing education programs, periodic newsletters and user group conferences, providing its customers with current information, as well as an opportunity for InfoCure to demonstrate the features of new and enhanced products.

     InfoCure provides its customers with ongoing software support and services under annual agreements that typically have automatically renewable one-year terms. These agreements provide for general support through access to help desks, error corrections to software, software upgrades within a product line and remote diagnostics. Customer support and services are provided through a wide area voice and data network which incorporates automated call distribution to route customer calls from any location to the appropriate support person, regardless of physical location. Additionally, InfoCure has acquired a company-wide customer support software system. This system, which actively manages approximately 50% of InfoCure's customers, operates within a client/server environment and provides client-tracking information to assist InfoCure support representatives. InfoCure's remaining customers are scheduled to be supported on this system by June 2000. Hardware support is generally provided directly by the manufacturer or its authorized reseller.

     InfoCure has invested significant resources in the systems, facilities and personnel required to provide outstanding service to its customers. As of February 29, 2000, the customer support and services group consisted of 839 employees, representing approximately 57.3% of InfoCure's total employee base.

ACQUISITION INTEGRATION

     InfoCure has developed significant infrastructure to support the acquisition and integration of targeted businesses. This infrastructure consists of management and technical personnel, sophisticated communications technology and advanced financial and accounting software. An acquisition team, which includes key members of InfoCure's management and technical staff, identifies acquisition targets, performs due diligence investigations and negotiates the terms of each acquisition. An integration team, which includes key operational personnel, works with each acquired company to identify and complete the various post-acquisition tasks of integration, including incorporation of desired product features into InfoCure's products and consolidation of administrative and financial functions.

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

RESEARCH AND DEVELOPMENT

     InfoCure's research and development organization is comprised of 248 full time employees as of February 29, 2000. InfoCure's research and development efforts historically have principally involved the incorporation of the best technologies from each acquired product into InfoCure's core practice management systems. InfoCure's research and development staff facilitate the integration of acquired products by conducting a technical review of acquired companies' software products to determine the best available functions and features within such products. Based upon this evaluation, InfoCure either incorporates the features of the acquired product into one or more of InfoCure's core products, or continues to market and support the acquired product without revision. InfoCure's research and development staff is currently focused on developing ASP-delivered practice management software products and Internet solutions. The development of the ASP-delivered products involves preparing the products to be delivered through the ASP delivery method and incorporating practice-area specific features into those products.

SALES AND MARKETING

     InfoCure markets its products through a direct sales force, comprised of 148 marketing and sales personnel as of February 29, 2000. InfoCure organizes its sales force by specialty practice area and computer platform. The sales force is trained to understand the specialty-specific needs of its customers.

     Within its existing customer base, InfoCure promotes and sells system upgrades, maintenance services, and its EDI services. In addition, InfoCure targets new customers principally through direct mail campaigns, telemarketing, seminars, trade shows and advertisements in various publications. InfoCure has an executive sales group which addresses the complex needs of larger potential customers. In addition, senior personnel and members of management assist in sales and marketing initiatives to larger and more technically-advanced potential customers.

INTELLECTUAL PROPERTY

     InfoCure regards its software as proprietary and protects its software primarily through reliance on copyright law and trade secret protection. InfoCure generally enters into written license agreements with customers which contain software license and support terms customary in the industry. In limited circumstances, InfoCure has distributed its less expensive products under a form license agreement printed on or inside the software package. In most instances InfoCure has provided its software products in a form that does not permit the software code to be altered by the user, although in a limited number of unique situations it has licensed products in a form that would allow such alterations.

COMPETITION

     InfoCure's principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally-focused companies, comprising a highly fragmented industry with only a few national vendors. Smaller, regionally-focused companies typically market their products to a single practice specialty. Until recently, larger, national vendors have targeted primarily large healthcare providers. InfoCure believes that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, InfoCure competes with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for InfoCure's products and services expands, additional competitors are likely to enter this market. InfoCure believes that the primary competitive factors in its markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

     Some national competitors have greater financial, development, technical, marketing and sales resources than InfoCure. If competition in the practice management systems industry intensifies, InfoCure may be required to lower the prices of its products and services.

GOVERNMENT REGULATION

     The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, was enacted on August 21, 1996 and required the Secretary of Health and Human Services to adopt national standards for the transmission of certain types of patient medical information and the data elements used in such transmissions, and to adopt standards to ensure the integrity and confidentiality of such information.

     On November 3, 1999, the Secretary of Health and Human Services promulgated proposed regulations designed to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We do not know if these regulations will be adopted in their present form, a different form, or at all. We believe our practice management applications will enable compliance with the proposed regulations, but cannot assure you that we will be able to comply with those proposed regulations in a timely manner or at all. If these regulations are adopted, authorization may be required before identifiable patient information could be electronically transmitted to third parties for any purpose other than treatment, payment or health care operations which include such activities as quality assessment, verification of a healthcare providers credentials, insurance rating, peer review, fraud and abuse compliance review and document production for use in civil or criminal legal proceedings. These regulations also would require that we enter into agreements with certain of our customers governing the dissemination of such information and would require that holders or users of such information implement specified security measures. We continue to monitor HIPAA activity and are prepared to incorporate any changes to our practice management applications or our operations that are necessary to ensure compliance.

     The confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of this information to implement security measures. We continue to monitor regulation of patient records by state governments and are prepared to incorporate any changes to our practice management applications or our operations that are necessary to ensure compliance.

     The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current applications or services are subject to FDA regulation as medical devices; however, we could expand our application and service offerings into areas that may subject it to FDA regulation. We have no experience in complying with FDA regulations. Our compliance with these FDA regulations could prove to be time consuming, burdensome and expensive, which could have a material adverse effect on our ability to introduce new applications or services in a timely manner.

EMPLOYEES

     As of February 29, 2000, InfoCure employed 1,465 persons, including 148 in marketing and sales, 839 in customer support and services, 248 in research and development and 230 in administration, finance and management. None of InfoCure's employees is subject to a collective bargaining arrangement. InfoCure considers its relations with its employees to be satisfactory.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to InfoCure that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend",

"plan", or any similar expressions, as they relate to InfoCure or its management, or the management of any of our businesses, are intended to identify forward-looking statements. Such statements reflect the current view of InfoCure with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. InfoCure does not intend to update these forward-looking statements.

     The following are some of the factors that could cause InfoCure's actual results to differ materially from the expected results described in InfoCure's forward-looking statements:

     Our subscription pricing model is unproven and our success depends on acceptance of this model and our ability to set our subscription fees at appropriate levels.

          Potential customers may not accept our subscription pricing model. The success of our subscription pricing model depends on our ability to set subscription fees at rates that will allow us to achieve profitability. The markets for practice management applications delivered through subscription pricing are relatively new and evolving. There are relatively few similar products whose subscription fees we can evaluate in setting our fees and the providers of those products have also had to set their fees in the context of an undeveloped market. As a result, we have limited information from which to evaluate the appropriate level for our subscription fees and we may fail to set our subscription fees at levels that enable us to become profitable. In addition, we will enter into multi-year agreements with subscribers pursuant to which subscription fees or increases in fees will be locked-in typically for five years, limiting our ability to increase our subscription fees for those subscribers. If we fail to appropriately price our subscription fees, achieving profitability could take longer than expected or we may never achieve profitability.

     Our ASP product strategy is unproven and customers may not respond favorably to our new products.

          Providing software applications to physicians through the ASP delivery model is a business that has only recently begun to develop, and this concept may not achieve acceptance in the market. In order to successfully sell our ASP-delivered products, we will need to convince new and existing customers that the features of these products justify their cost, as well as the time and administrative expense required to convert to these products. If we are unsuccessful or if the market for our ASP-delivered products does not grow or grows slowly, achieving profitability could take longer than expected or we may never achieve profitability. Achieving market acceptance for these products will require substantial sales and marketing efforts and expenditure of significant funds to increase awareness and demand by our target customers. In addition, our potential customers may have made extensive investment in hardware, software and training for existing systems. As a result, they may be unwilling to adopt new systems. Further, our potential customers could perceive that our ASP-delivered products will not adequately or cost-effectively address their requirements.

     The failure to successfully complete the development of our Internet solutions and enter into strategic relationships could harm our business and limit our potential growth.

          Our ability to attract new customers may be dependent upon our ability to complete the development of our Internet solutions. In addition, our ability to offer some Internet solutions is contingent upon our entering into strategic relationships. If we are unsuccessful in completing the development of our Internet solutions or fail to enter into strategic relationships, the offering of these products may be delayed or these products may never become available.

     Our ASP product strategy is dependent upon the continued development of the Internet.

          Our ability to offer ASP-delivered products that can be accessed over the Internet and our Internet solutions on a widespread basis depends on our potential customers having access to Internet connections with the necessary speed, bandwidth and data capacity. The availability of this Internet access will depend on others for the ongoing development of the Internet infrastructure, including the necessary speed, bandwidth, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and service. We cannot predict whether the Internet will evolve to the point where our customers will be able to take full advantage of the services we offer. If the Internet fails to develop into an efficient medium for these transactions, our ASP product strategy will be unsuccessful.

     Our systems may be vulnerable to security breaches and viruses.

          The success of our strategy to offer ASP-delivered products and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Any failure to provide secure electronic communication services could harm our business and reputation. Our ASP-delivered products and Internet solutions will rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers', operations. In addition, our ASP-delivered products may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions.

     We plan to expand rapidly and it may be difficult to manage our growth.

          We intend to rapidly grow our business. However, we cannot be sure that we will successfully manage our growth. In order to successfully manage our growth, we must:

     - expand and enhance our administrative infrastructure

     - improve our management, financial and information systems and controls

     - expand, train and manage our employees effectively

          Continued growth could place a further strain on our management, operations and financial resources. There will also be additional demands on our sales, marketing and administrative resources as we increase our product offerings and expand our target markets and customers. We cannot assure you that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

     Our growth could be limited if we are unable to attract and retain qualified personnel.

          We believe our success depends largely on our ability to attract and retain highly skilled technical, managerial and marketing personnel to develop our products and services. Individuals with the information technology skills we need to further develop our products and services are in short supply and competition for qualified personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. There can be no assurance we will succeed in attracting and retaining the personnel we need to continue to grow and to implement our business strategy. In addition, we depend on the performance of our executive officers and other key employees. The loss of any member of our senior management team could negatively impact our ability to execute our new product strategy and subscription pricing model.

     If we are unable to protect our intellectual property rights from third party challenges, it may significantly impair our competitive position.

          We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Our software technology is not patented and existing copyright laws offer only limited practical protection. In addition, we have not generally entered into confidentiality agreements with our employees. We cannot guarantee that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.

     Further, these protections do not prevent independent third-party development of competitive products or services. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring use of our products is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

     Intellectual property infringement claims against us could be costly to defend and could divert management's attention away from our business.

          As the number of software products in our target markets increases and as the functionality of these products overlaps, we may become increasingly subject to the threat of infringement claims. We cannot guarantee that third parties will not assert infringement claims against us in the future. Any infringement claims alleged against us, even if without merit, can be time-consuming and expensive to defend. Any infringement claims may divert management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into costly royalty or licensing agreements. If a claim of product infringement against us was successful and we were unable to license the infringing or similar technology, our business, financial condition and results of operations could be harmed.

     We may undertake acquisitions which can pose risks to our business.

          We may undertake acquisitions if we identify companies with complementary applications, services, businesses or technologies. We may be unable to retain the acquired companies' personnel or integrate them into our company. Our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Similarly, the time and expense associated with finding suitable and compatible companies to enhance our product offering could disrupt our ongoing business and divert our management's focus.

     We may face difficulties integrating acquired businesses.

          Our successful integration of the businesses we have acquired is critical to our future success. Integrating the management and operations of acquired businesses is time consuming, and we cannot guarantee that we will achieve any of the anticipated synergies and other benefits expected to be realized from these acquisitions.

     Technology solutions may change faster than we are able to update our technology.

          The healthcare software application market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

     - develop new or enhance existing applications, software and services to meet our customers' changing needs in a timely and cost-effective way;

     - respond effectively to technological changes and new product offerings of our competitors; and

     - develop relationships with strategic partners necessary to offer our Internet solutions and ASP-delivered products;

          We cannot assure you that we will be able to accomplish any or all of these goals. Many of our competitors may develop products or technologies that are better or more attractive than ours or that may render our technology or applications obsolete. If we do not succeed in adapting our technology, our business could be harmed.

     We are subject to government regulation and legal uncertainties.

          Legislation currently being considered at the federal level could impact the manner in which we conduct our business. HIPAA mandates the adoption of national standards for the transmission of certain types of medical information and the data elements used in such transmissions and to insure the integrity and confidentiality of such information. On November 3, 1999, the Secretary of Health and Human Services promulgated regulations to protect the privacy of electronically transmitted or maintained, individually identifiable health information. We believe our products will enable compliance with the proposed regulations but cannot assure you that we will be able to comply with those proposed regulations in a timely manner or at all. Moreover, until the proposed regulations become final, they could change, which could require us to expend additional resources to comply with the revised standards and we may not be able to comply with the revised standards in a timely manner or at all. If any of our products or services are subject to those regulations, we may be required to incur additional expenses in order to comply with these requirements, and we may not be able to comply with them in a timely manner or at all. In addition, the success of our compliance efforts may also be dependent on the success of healthcare participants in dealing with the standards. If we are unable to comply with regulations implementing HIPAA in a timely manner or at all, the sale of our products and our business could be harmed.

          The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and are subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe any of our current products or services are subject to FDA regulation as medical devices; however, we plan to expand our product and service offerings into areas that may be subject to FDA regulation. We have no experience in complying with FDA regulations. Our compliance with such FDA regulations could prove to be time consuming, burdensome and expensive, which could adversely affect our ability to introduce new applications or services in a timely manner.

          In addition, we may become subject to additional government regulations in connection with our changing product strategy. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics, and quality of products and services. Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services.

     Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers' ability to use our services.

          We cannot assure you that changes to state or federal laws will not materially restrict the ability of healthcare providers to submit information from patient records using our applications. Such restrictions would decrease the value of our applications to our customers, which could materially harm our business. The confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of this information to implement security measures. Such legislation might require us to make substantial expenditures to implement such measures.

     Changes in the regulatory and economic environment in the healthcare industry could adversely affect our business.

          The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our services by our strategic partners and others. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

     Our quarterly operating results may vary and in the past we have experienced losses.

          Our operating results may vary significantly from quarter to quarter. In addition, We have experienced historical losses. Our operating results will be influenced by such factors as:

     - our success in appropriately pricing and transitioning to the subscription pricing model;

     - the rate at which our existing customers convert and new customers subscribe to our subscription pricing model;

     - our release of our ASP-delivered product and Internet solutions and the rate of adoption of these products and services by new and existing customers;

     - the timing of and charges associated with completed acquisitions or other events;

     - changes in customer purchasing patterns;

     - competition;

     - the timing of and cost related to development our new products;

     - the length of sales cycles; and

     - the levels of advertising and promotional expenditures.

     Competition could reduce revenue from our products and services.

          Our principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally-focused companies, comprising a highly fragmented industry with only a few national vendors. Smaller, regionally-focused companies typically market their products to a single practice specialty. Until recently, larger, national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. The healthcare information technology industry is consolidating, which has resulted in large, well-capitalized companies that have not historically been providers of practice management systems entering into the practice management systems market. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. InfoCure believes that the primary competitive factors in its markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

          Some national competitors have greater financial, development, technical, marketing and sales resources than InfoCure. If competition in the practice management systems industry intensifies, our results of operations may suffer and we may be required to lower the prices of our products and services.

     Our new product strategy and subscription pricing model will require additional financing which may not be available.

          Our transition to the subscription pricing model will initially adversely impact our cash flow until subscription fees replace the decline in one-time revenue from license fees and hardware sales. In addition, we expect to incur increased marketing and sales expense in connection with the rollout of our ASP-delivered products and Internet solutions. Adequate financing for these needs may not be available to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

     InfoCure currently leases 42 facilities and owns three facilities, having an aggregate of approximately 416,000 square feet. These facilities are located in: Atlanta and Macon, Georgia; Beaverton, Oregon; Birmingham, Alabama; Bloomington, Lake Elmo and Rochester, Minnesota; Charlotte, North Carolina; Cincinnati, Ohio; Daytona Beach and Miami, Florida; Los Angeles and San Diego, California; Pittsburgh, Pennsylvania; Ridgefield, Connecticut; and Saginaw, Michigan. Three of these facilities are subject to consolidation efforts as a result of InfoCure's restructuring plan. (See Note 5 of the Consolidated Financial Statements.)

     InfoCure purchased 1765 The Exchange Building on August 11, 1999 and 1760 The Exchange Building in January 2000. Both buildings are located in Atlanta, Georgia and 1765 The Exchange Building serves as InfoCure's principal executive offices. Another building, in Macon, Georgia, was acquired through a 1999 acquisition. As discussed in Note 9 to the Consolidated Financial Statements, substantially all of InfoCure's assets are collateralized under its credit facility with FINOVA Capital Corporation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, InfoCure is involved in various legal proceedings relating to claims arising in the ordinary course of its business. InfoCure is not currently a party to any legal proceeding for which an adverse outcome would be reasonably expected to have a material adverse effect on its business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the following information regarding executive officers of InfoCure is included in
Part I of this Report. The executive officers of InfoCure as of March 30, 2000 are as follows:

                 NAME                   AGE   POSITION
                 ----                   ---   --------
Frederick L. Fine.....................   41   Chief Executive Officer, President and
                                                Director
James K. Price........................   42   Executive Vice President, Secretary
                                              and Director
Richard E. Perlman....................   53   Chairman, Treasurer and Director
James A. Cochran......................   52   Senior Vice President -- Finance;
                                              Chief Financial Officer

     Frederick L. Fine is a founder of InfoCure and currently serves as its President and Chief Executive Officer. He has served as a director of InfoCure since its inception. Mr. Fine served as president of American Medcare from 1995 to 1997 and as president of International Computer Solutions, a subsidiary of American Medcare, from 1994 to 1997. From 1993 to 1995, Mr. Fine served as executive vice president of American Medcare, and from 1985 to 1994 served as executive vice president of International Computer Solutions, which he co-founded in 1985. From 1991 to 1993, Mr. Fine served as vice president of Newport Capital, Inc., predecessor to American Medcare. From 1983 to 1985, Mr. Fine was with Informatics General Corporation, a supplier of accounting software, and from 1981 to 1983 was with Moore Business Systems, a division of Moore Corporation Ltd., a provider of practice management systems.

     James K. Price is a founder of InfoCure and currently serves as its Executive Vice President and Secretary. He has served as a director of InfoCure since its inception. Mr. Price served as executive vice president of American Medcare from 1996 until 1997 and was vice president from 1993 to 1995. Mr. Price co-founded International Computer Solutions and has served as its executive vice president since 1994, as vice president from 1987 to 1994 and as president from 1985 to 1987. In addition, from 1991 to 1993, Mr. Price was a vice president of Newport Capital. From 1983 to 1985, Mr. Price was healthcare sales manager of Executive Business Systems, a practice management systems supplier, and from 1981 to 1983 was with Moore Business Systems.

     Richard E. Perlman has served as InfoCure's Chairman and Treasurer since December 1997 and as a director of InfoCure since March 1997. From December 1997 until October 1998, Mr. Perlman served as InfoCure's Chief Financial Officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm.

     James A. Cochran has served as InfoCure's Chief Financial Officer since August 1999. From 1992 until joining InfoCure, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. Mr. Cochran is a Certified Public Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On January 29, 1999, InfoCure's common stock commenced trading on the Nasdaq National Market under the symbol "INCX." From July 10, 1997 until January 29, 1999, the common stock was traded on the American Stock Exchange under the symbol "INC." The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the American Stock Exchange or the Nasdaq National Market, as the case may be.

YEAR ENDED DECEMBER 31, 1998                                    HIGH        LOW
----------------------------                                  --------    -------
First Quarter...............................................  $ 8  25/32  $ 3 15/16
Second Quarter..............................................    8  5/16     5 1/4
Third Quarter...............................................    8  3/4      6 3/8
Fourth Quarter..............................................   16  7/16     5 11/16
YEAR ENDED DECEMBER 31, 1999                                    HIGH        LOW
----------------------------                                  --------    -------
First Quarter...............................................  $18  1/8    $10 1/2
Second Quarter..............................................   26  5/8     11 5/8
Third Quarter...............................................   29  3/8     16 5/8
Fourth Quarter..............................................   33  1/2     12 13/16

     On March 28, 2000, the last reported sales price for the common stock was $18 13/16 per share. As of March 28, 2000 there were approximately 420 stockholders of record of the common stock.

     InfoCure has neither declared nor paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. InfoCure's commercial loan agreements generally prohibit InfoCure from declaring or paying any dividends or making other distributions with respect to its capital stock.

     In June 1999, InfoCure granted 440,000 non-qualified stock options to Frederick L. Fine, 440,000 non-qualified stock options to Richard E. Perlman and 440,000 non-qualified stock options to James K. Price. These grants were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and Regulation D promulgated thereunder.

     In December 1999, InfoCure issued:

     - 255,247 shares of common stock to the former shareholder of Kevin Kozlowski, Inc. d/b/a/ Human Touch Software in connection with InfoCure's merger with Human Touch;

     - 357,796 shares of common stock to the former shareholders of Unident Corporation in connection with InfoCure's merger with Unident;

     - 102,096 shares of common stock to the former shareholders of InfoLogic, Inc. in connection with InfoCure's merger with InfoLogic;

     - 228,544 shares of common stock to the former shareholders of Prism Data Systems, Inc. in connection with InfoCure's merger with Prism;

     - 104,329 shares of common stock to the former shareholders of CDL Healthcare Systems, Inc. in connection with InfoCure's merger with CDL;

     - 107,701 shares of common stock to the former shareholders of Crunchy Frog Software, Inc.; and

     - 300,000 shares of common stock to the former shareholders of VitalWorks, Inc.

     These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The selected financial data of InfoCure set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of InfoCure, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The consolidated statements of operations data for the years ended January 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1997, January 31, 1997 and 1996 are derived from the audited financial statements of InfoCure's predecessor, American Medcare Corporation, which are not included in this annual report. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this annual report. The financial statements for all periods presented give retroactive effect to pooling of interests treatment for 11 acquisitions completed during 1999, one acquisition during 1998 and a 2-for-1 stock split in August 1999.

     The EBITDA data presented below represents earnings before interest, provision (benefit) for income taxes, depreciation and amortization, purchased research and development, compensatory stock awards and restructuring and merger costs. EBITDA is not a measurement in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of InfoCure's profitability or liquidity. All companies do not calculate EBITDA in the same manner. Accordingly, InfoCure's EBITDA data may not be comparable with that of other companies. InfoCure has included information concerning EBITDA because management believes EBITDA provides a useful measure of InfoCure's performance.

                                                                     ELEVEN
                                                                     MONTHS
                                                  YEAR ENDED         ENDED
                                                 DECEMBER 31,     DECEMBER 31,     YEAR ENDED
                                              -------------------                  JANUARY 31,
                                                         ------------------------------
                                                                               -------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:      1999     1998(1)      1997       1997       1996
------------------------------------------    --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Systems and software......................  $ 96,241   $ 67,608   $ 37,002   $ 21,087   $ 24,239
  Maintenance, support and services.........   107,393     62,237     38,227     32,557     29,517
                                              --------   --------   --------   --------   --------
          Total revenue.....................   203,634    129,845     75,229     53,644     53,756
                                              --------   --------   --------   --------   --------
Operating expense:
  Hardware and other items purchased for
     resale.................................    49,613     28,981     19,255     14,408     12,931
  Selling, general and administrative
     (excluding compensatory stock
     awards)................................   104,770     63,647     49,864     36,693     34,928
  Research and development..................    15,655     17,398     13,919      7,516      7,154
  Depreciation and amortization.............    14,490      6,382      4,401      2,603      3,030
  Compensatory stock awards.................     1,431      6,447         78         --         --
  Purchased research and development........        --      9,000         --         --         --
  Restructuring and other charges...........    10,681      1,874     13,052         --         --
  Merger costs..............................     3,764        123         --         --         --
                                              --------   --------   --------   --------   --------
          Total operating expense...........   200,404    133,852    100,569     61,220     58,043
                                              --------   --------   --------   --------   --------
Operating income (loss).....................     3,230     (4,007)   (25,340)    (7,576)    (4,287)
Other expense (income):
  Interest, net.............................     3,513      4,029        897        812        739
  Other, net                                        --       (200)      (324)       (31)        --
                                              --------   --------   --------   --------   --------

                                                                               ELEVEN
                                                                               MONTHS
                                                            YEAR ENDED         ENDED
                                                           DECEMBER 31,     DECEMBER 31,     YEAR ENDED
                                                        -------------------                  JANUARY 31,
                                                                   ------------------------------
                                                                                         -------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA: (CONTINUED)               1999     1998(1)      1997       1997
------------------------------------------------------             --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss before income taxes and extraordinary item...          (283)    (7,836)   (25,913)    (8,357)    (5,026)
                                                        --------   --------   --------   --------   --------
Income tax expense (benefit).....................            576     (1,037)    (7,204)    (2,411)      (340)
                                                        --------   --------   --------   --------   --------
Net loss before extraordinary item...............           (859)    (6,799)   (18,709)    (5,946)    (4,686)
                                                        --------   --------   --------   --------   --------
Extraordinary item...............................          2,935         --         --         --         --
                                                        --------   --------   --------   --------   --------
Net loss.........................................         (3,794)    (6,799)   (18,709)    (5,946)    (4,686)
                                                        --------   --------   --------   --------   --------
Accretive dividend...............................             --        800         --         --         --
                                                        --------   --------   --------   --------   --------
Net loss available to common stockholders........       $ (3,794)  $ (7,599)  $(18,709)  $ (5,946)  $ (4,686)
                                                        ========   ========   ========   ========   ========
Net loss per share(2):
  Basic and diluted..............................       $  (0.14)  $  (0.39)  $  (1.21)
                                                        ========   ========   ========
Shares used in computing net loss per share:
  Basic and diluted..............................         27,994     19,312     15,523
                                                        ========   ========   ========
OTHER DATA:
---------------
EBITDA...........................................       $ 33,596   $ 19,819   $ (7,809)  $ (4,973)  $ (1,257)
                                                        ========   ========   ========   ========   ========

                                                             AS OF                     AS OF
                                                         DECEMBER 31,               JANUARY 31,
                                                 -----------------------------   -----------------
CONSOLIDATED BALANCE SHEET DATA:                   1999       1998      1997      1997      1996
--------------------------------                 --------   --------   -------   -------   -------
Cash and cash equivalents......................  $ 16,836   $ 10,302   $ 6,795   $ 3,822   $ 1,280
Working capital................................    26,601     (3,598)   (6,736)   (5,233)   (5,000)
Total assets...................................   220,504    160,132    65,794    33,013    24,434
Long-term debt, less current portion...........    41,178     72,896    12,394     5,962     5,883
Convertible, redeemable preferred stock........        --      8,501        --        --        --
Stockholders' equity (capital deficit).........   135,339     22,772    11,615     5,051    (1,138)

---------------

(1) During 1998, InfoCure acquired the net assets of the Healthcare Systems Division of The Reynolds and Reynolds Company in a transaction accounted for as a purchase. (See Note 3 to the consolidated financial statements.)
(2) Loss per share for the years ended January 31, 1997 and 1996 has not been presented as it is not considered meaningful due to the acquisition of the Founding Companies and the Company's initial public offering in conjunction with the formation of the Company in the period ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A substantial part of our growth has been achieved through acquisitions. From July 10, 1997 through December 31, 1999, we completed 24 acquisitions, including acquisitions of 12 companies accounted for as pooling of interest transactions. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

     During the year ended December 31, 1999, we completed mergers (the "1999 Mergers") with the 11 companies listed below (the "1999 Pooled Companies") in transactions accounted for as poolings of interest. These mergers provided for exchange of substantially all the outstanding equity interests of such companies for shares of our common stock.

                                                                SHARES
                                                              OF INFOCURE
COMPANY                                                         ISSUED
-------                                                       -----------
Macon Systems Management, LLC,
  the parent of Medical Software
  Management, Inc. .........................................     166,464
OMSystems, Inc. ............................................   2,287,998
Ardsley, M.I.S., Inc. ......................................     209,016
Medfax Corporation..........................................     696,333
Scientific Data Management, Inc. ...........................     280,243
Datamedic Holding Corp. ....................................   1,088,674
Kevin Kozlowski, Inc.
  d/b/a Human Touch Software................................     255,247
Unident Corporation.........................................     357,796
InfoLogic, Inc. ............................................     102,096
Prism Data Systems, Inc. ...................................     208,544
CDL Healthcare Systems, Inc. ...............................     109,658

     Because the 1999 Mergers were accounted for as poolings of interests, the consolidated financial statements included in this Annual Report have been retroactively restated to reflect them. The consolidated financial statements included in this Annual Report have also been retroactively restated to reflect the 1998 acquisition of Radiology Management Systems, Inc. ("RADMAN") in a transaction that was accounted for as a pooling of interests. As a result, the financial position, results of operations and cash flows are presented as if RADMAN and the 1999 Pooled Companies had been consolidated for all periods presented (see Notes to Consolidated Financial Statements).

     InfoCure has historically derived revenue primarily from licensing new software products and software upgrades, reselling hardware components in connection with a portion of its software sales and providing customer support and services. Customer support and services typically have been provided pursuant to renewable annual contracts or on a fee basis. We have derived additional revenue from customers and third-party clearinghouses by providing electronic data interchange services through contractual arrangements with such parties. Approximately 50% of our total 1999 revenue is recurring in nature.

     InfoCure bases its revenue recognition policies for sales of software on the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Revenue from software sales is recognized upon shipment in instances where InfoCure has evidence of a contract, the fee charged is fixed and determinable and collection is probable. Revenue from hardware sales is recognized upon product shipment. Revenue from support and maintenance contracts, which are typically one year in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

     Depreciation and amortization expense results primarily from the amortization of goodwill, which represents the excess of the consideration paid by InfoCure over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. As of December 31, 1999, our balance sheet included goodwill, net of accumulated amortization, of $102.7 million. Goodwill is amortized over its estimated useful life, which had previously been 15 years. In the fourth quarter of 1999, management determined that the estimated useful life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions within the marketplace. Accordingly, management changed the estimated useful life of goodwill from 15 years to three years. This change in accounting estimate is applied prospectively from the fourth quarter of 1999 and increased 1999 amortization expense by approximately $3.5 million. Future amortization expense is estimated to total approximately $35.7 million per year.

     Depreciation and amortization expense also includes depreciation of property and equipment and amortization of software development costs. Property and equipment are assigned depreciable lives ranging from three to 40 years. Software development costs are expensed until technological feasibility is achieved. Costs incurred after achievement of technological feasibility and before general release are capitalized and amortized, generally over a four-year life. Costs incurred after general release are expensed as incurred. As discussed below, during the fourth quarter of 1999 InfoCure adopted a new product strategy to begin development of ASP-delivered products and, as a result, recorded a charge of approximately $5.6 million in the fourth quarter of 1999 representing the write-off of the carrying value of software development costs for certain medical specialty products.

CHANGE IN PRODUCT STRATEGY AND BUSINESS MODEL

     InfoCure is currently reorganizing its business to facilitate changes in its pricing of practice management software products, its delivery of these products and the scope of its product offerings. During the fourth quarter of 1999, InfoCure acquired five companies that provide dental practice management solutions, increasing InfoCure's number of dental customers by approximately 9,100 practices. These acquisitions, along with InfoCure's determination that there is a natural segregation of InfoCure's business into medical and dental specialties, have caused InfoCure to divide its business into a medical division and a dental division. The medical division consists of InfoCure's business for general medical practices and medical specialty practices in the areas of anesthesiology, dermatology and plastic surgery, emergency medicine, oncology, ophthalmology, pathology, pediatrics, podiatry and radiology. The dental division consists of the portion of InfoCure's business that serves dental, orthodontic and oral and maxillofacial surgery practices.

     As part of the reorganization, InfoCure intends to transfer the assets of its medical division to VitalWorks, Inc., a newly-formed subsidiary of InfoCure. VitalWorks intends to develop new practice management software applications that can be delivered through the application services provider, or "ASP," delivery model. In the ASP delivery model, VitalWorks would remotely host applications from an offsite central server which physicians would access over dedicated lines, virtual private networks or the Internet. VitalWorks also intends to offer its new practice management applications through installations directly in physicians' offices as "practice-hosted" systems. Additionally, VitalWorks intends to offer Internet solutions that will allow its customers to utilize the Internet to enhance office workflow and conduct business-to-business e-commerce. VitalWorks is continuing to develop its Internet solutions and to establish strategic relationships to facilitate these product offerings.

     As part the reorganization, InfoCure intends to transfer the assets of its dental division to PracticeWorks, Inc., which will be a new subsidiary of InfoCure. InfoCure intends for PracticeWorks to focus on development of Internet solutions and ASP-delivered practice management applications that are tailored to the needs of the dental division's customers. In particular, due to InfoCure's current penetration of the dental market and existing channels of distribution, InfoCure expects PracticeWorks to generate a significant amount of business-to-business e-commerce in the dental market. InfoCure expects PracticeWorks to begin offering its new solutions by the end of 2000.

     In connection with InfoCure's strategy to develop ASP-delivered products, InfoCure plans to convert to subscription-based pricing for substantially all of its products and services. Under this subscription pricing model, customers will pay a fixed, monthly fee for use of InfoCure's practice management applications and Internet solutions and the computer hardware necessary to utilize those applications and solutions. This represents a change in InfoCure's historical pricing model in which customers were charged an initial licensing fee for use of practice management products and continuing maintenance, support and EDI transaction fees. InfoCure intends to begin offering substantially all of its products and services on the subscription pricing model in the second quarter of 2000. As a result of the transition to subscription pricing model, we expect to see a decline in one-time revenue from software license fees and hardware sales, replaced over time by monthly subscription fees. In addition, as we convert existing customers to our new subscription contracts, the recurring support and EDI revenue from our installed customer base will gradually decline and will be replaced by increasing monthly subscription fee revenue. We expect the percentage of our revenue that is recurring in nature to increase substantially as a result of this change. In addition, we expect to eventually derive revenue from e-commerce relationships with key suppliers of products and services in our markets. This revenue will typically be in the form of a commission or royalty based on the value of products and services provided by our partners to our customers and will be recognized as it is earned.

     Because of our reorganization, our historical financial results are not expected to be representative of future results.

RESTRUCTURING CHARGES

     The 1999 Plan. In the fourth quarter of 1999, InfoCure decided to restructure its business into a medical and a dental division, changed its product strategy to begin development of ASP-delivered products and Internet solutions, decided to transition to a subscription pricing model in connection with its change in product strategy, and completed eight acquisitions, including five acquisitions which substantially increased its presence in the dental market. Concurrently, management committed to a plan of restructuring and reorganization, expected to be completed in the second quarter of 2000, to consolidate facilities, eliminate staffing redundancies and position InfoCure to capitalize on its change of business model. In the fourth quarter of 1999, InfoCure recorded $10.7 million in restructuring and other charges in connection with this plan. The components of these charges are:

     - $5.6 million representing carrying value of software development costs for medical specialty products, the estimated useful life of which is now considered minimal based on our change to an product strategy focused on development of ASP-delivered products;

     - $1.8 million representing facility closure and consolidation costs, including cancellation of leases and other contracts;

     - $1.5 million reflecting severance and other termination benefits for approximately 80 employees representing certain redundant staff positions;

     - $700,000 reflecting contingent consideration deemed payable to former stockholders of entities affected by the restructuring;

     - $681,000 representing incremental costs associated with completion of discontinued customer contracts; and

     - $416,000 representing other asset write-downs and costs.

     Additional charges will be recorded in the first quarter of 2000 primarily to provide for costs associated with staffing reductions for our new dental division. These personnel changes were finalized and communicated in the first quarter of 2000. Accordingly, compensation costs, including severance and other termination benefits, aggregating approximately $1.0 million will be recorded in the first quarter of 2000.

     The 1997 Plans. In 1997, InfoCure adopted a plan to restructure its operations by consolidating existing facilities and acquired operations. In connection with the restructuring plan, which was substantially completed in the second quarter of 1998, we recorded restructuring charges totaling $13.0 million, of which $11.1 million was recorded in the fourth quarter of 1997 and $1.9 million was recorded in the first six months of 1998. Additionally, Datamedic, one of the 1999 Pooled Companies, incurred $1.9 million in restructuring costs in 1997 representing severance and other costs associated with staff reductions resulting from a plan of reorganization adopted in 1997 and completed in 1998.

CHANGE IN FISCAL YEAR

     In the first quarter of 1998, InfoCure changed its fiscal year end from January 31 to December 31. As a result, InfoCure's fiscal year beginning February 1, 1997 and ending on December 31, 1997 reflects eleven months of operations.

IN-PROCESS RESEARCH AND DEVELOPMENT

     On October 23, 1998, InfoCure acquired the assets of the HealthCare Systems Division ("HSD") of The Reynolds and Reynolds Company. In connection with the HSD acquisition, InfoCure retained an independent appraiser to complete a valuation of the assets of HSD, including valuation of certain in-process research and development. InfoCure identified three projects for which technological feasibility had not been achieved as of the acquisition date and for which there was no alternative future use. The products included POWERRmanager, a next generation physician practice management system, the year 2000 ready version of ProMed, a Unix-based practice management system, and the year 2000 ready version of Kredo, a practice management system running on the IBM AS/400 platform. Based on the results of the appraisal, $9.0 million was attributed to the in-process research and development purchased in the HSD acquisition and was expensed in the fourth quarter of 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

                                                                                ELEVEN
                                                              YEAR ENDED        MONTHS
                                                             DECEMBER 31,       ENDED
                                                             -------------   DECEMBER 31,
                                                             1999    1998        1997
                                                             -----   -----   ------------
Revenue:
  Systems and software.....................................   47.3%   52.1%      49.2%
  Maintenance, support and services........................   52.7    47.9       50.8
                                                             -----   -----      -----
          Total revenue....................................  100.0   100.0      100.0
                                                             -----   -----      -----
Operating expense:
  Hardware and other items purchased for resale............   24.4    22.3       25.6
  Selling, general and administrative (excluding
     compensatory stock awards)............................   51.5    49.0       66.3
  Research and development.................................    7.7    13.4       18.5
  Depreciation and amortization............................    7.1     4.9        5.9
  Compensatory stock awards................................    0.7     5.0        0.1
  Purchased research and development.......................     --     6.9         --
  Restructuring and other charges..........................    5.2     1.4       17.3
  Merger costs.............................................    1.8     0.2         --
                                                             -----   -----      -----
          Total operating expense..........................   98.4   103.1      133.7
                                                             -----   -----      -----
Operating income (loss)....................................    1.6    (3.1)     (33.7)
Other expense (income):
  Interest, net............................................    1.7     3.1        1.1
  Other, net...............................................     --    (0.2)      (0.4)
                                                             -----   -----      -----
Loss before income taxes and extraordinary item............   (0.1)   (6.0)     (34.4)
Income tax expense(benefit)................................    0.3    (0.8)      (9.5)
                                                             -----   -----      -----
          Loss before extraordinary item...................   (0.4)%  (5.2)%    (24.9)%
                                                             =====   =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Total revenue for the year ended December 31, 1999 was $203.6 million, compared to total revenue of $129.8 million for the year ended December 31, 1998. The increase of $73.8 million, or 56.8%, primarily reflects the completion of the HSD acquisition effective October 1998 and overall growth in the business. The 1999 Mergers, which are accounted for as poolings of interests, are reflected retroactively for all periods presented. Systems and software revenue was $96.2 million for the year ended December 31, 1999, or

47.3% of total revenue, while maintenance, support, and service revenue was $107.4 million, or 52.7% of total revenue for the same period.

     Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale consist of costs incurred to purchase hardware, and include costs of forms and postage, outsourced hardware maintenance, third-party software and other items for resale in connection with sales of new systems and software. The costs required to install such systems and to perform software maintenance and support services are reported in selling, general and administrative expenses. Hardware and other items purchased for resale increased $20.6 million, or 71.2%, to $49.6 million for the year ended December 31, 1999 from $29.0 for the year ended December 31, 1998. This increase was due primarily to the HSD acquisition completed in October 1998. For the year ended December 31, 1999, gross margin, which represents total revenue less hardware and other items purchased for resale, was 75.6% of total revenue, compared to 77.7% of total revenue, for the year ended December 31, 1998. This decline in gross margin is attributable primarily to a change in the mix of revenues resulting from the growth in hardware maintenance revenues and statement processing revenues, which generally carry lower margins.

     Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased $41.1 million, or 64.6%, to $104.8 million for the year ended December 31, 1999 compared to $63.6 million for the year ended December 31, 1998. This increase reflects primarily additional marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. As a percentage of revenue, selling, general and administrative expenses increased to 51.5% for the year ended December 31, 1999 from 49.0% for the year ended December 31, 1998 primarily to the fact that seven of the eight companies acquired in the fourth quarter of 1999 had selling, general and administrative expenses that were substantially higher in relation to their revenues than ours. Five of these companies were pooling transactions; therefore, their results of operations are included as if they had been consolidated for all periods. As all of these companies were acquired in December 1999, cost savings measures resulting from their integration have not yet been reflected. Additionally, management deferred certain planned staff reductions in connection with the reorganization of the business into the medical and dental divisions and its change in product strategy. Further, during the fourth quarter of 1999, the allowance for doubtful accounts increased by $3.0 million to more closely align the allowance with collection experience and to provide additional coverage as part of the announced change to a subscription pricing model.

     Research and Development. Research and development expenses consists primarily of salaries and benefits, supplies, facilities and other administrative expense associated with making enhancements to existing products and the development of new products. Research and development expense decreased $1.7 million, or 10.0%, to $15.7 million for the year ended December 31, 1999 from $17.4 million for the year ended December 31, 1998 due primarily to a higher proportion of software development costs qualifying for capitalization in 1999. As a percentage of total revenue, research and development expense decreased to 7.7% of total revenue for the year ended December 31, 1999 from 13.4% of total revenue for the year ended December 31, 1998. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. Capitalized software development costs were $3.6 million for 1999 and $1.5 million for 1998. The higher level of capitalized costs in 1999 is reflective of the state of development of a variety of projects, including new e-commerce applications. In conjunction with the change in product strategy, development efforts will be concentrated on development of ASP-delivered products and Internet solutions and no additional costs will be capitalized for other medical specialty products.

     Depreciation and Amortization. Depreciation and amortization expense increased $8.1 million, or 127.0%, to $14.5 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. This increase was primarily due to our increased investment in property and equipment, including approximately $8.0 million for the acquisition of a building in August 1999. Increased expense for amortization of goodwill results from a full year of amortization related to approximately $34.0 million of goodwill from the October 1998 acquisition of HSD, the addition of approximately $22.0 million of goodwill related to the 1999 acquisitions and a change in accounting estimate, which was effected in the fourth quarter of 1999, to reduce the estimated useful life of goodwill from 15 years to three years. This change in accounting estimate resulted in additional goodwill amortization of approximately $3.5 million for 1999 (see Notes 2 and 3 to the Consolidated Financial Statements). As a percentage of total revenue, depreciation and amortization expense increased to 7.1% for the year ended December 31, 1999 from 4.9% for the year ended December 31, 1998.

     Compensatory Stock Awards. Compensatory stock awards expense decreased $5.0 million, or 77.8%, to $1.4 million for December 31, 1999 from $6.4 million for the year ended December 31, 1998. The 1999 amount included approximately $1.1 million in non-cash charges related to the accelerated vesting of a restricted stock award for 190,000 shares granted to three executives in 1998. The $6.4 million in 1998 related to contingently exercisable stock options of OMSystems, a 1999 Pooled Company. Under the terms of OMSystems' stock option agreement, the value of the options became determinable in the fourth quarter of 1998, resulting in recognition of compensation expense. As a percentage of total revenue, compensatory stock awards expense decreased to 0.7% for the year ended December 31, 1999 from 5.0% for the year ended December 31, 1998.

     Purchased Research and Development. Purchased research and development expense was $9.0 million, or 6.9% of total revenue, for the year ended December 31, 1998. This expense represents charges related to the write-off of certain in-process research and development costs associated with the HSD acquisition.

     Restructuring and Other Charges. In the year ended December 31, 1999, we incurred costs of $10.7 million, or 5.2% of total revenue associated with a restructuring plan announced in the fourth quarter of 1999. (See Note 5 to Consolidated Financial Statements). In the year ended December 31, 1998 we incurred $2.0 million, or 1.4% of total revenue associated with a restructuring plan completed in 1998.

     Merger costs. In the year ended December 31, 1999, we incurred merger-related costs associated with the 1999 Mergers of $3.8 million, or 1.8% of total revenue, relating primarily to professional fees and transaction costs. We incurred $123,000, or 0.1% of total revenue, of merger-related costs in the year ended December 31, 1998.

     Interest, Net. Net interest expense decreased $516,000, or 12.8%, to $3.5 million for the year ended December 31, 1999 from $4.0 million for the year ended December 31, 1998. The decrease relates primarily to the repayment of the commercial credit facility from the proceeds of the April 1999 public offering. As a percentage of total revenue, interest, net decreased to 1.7% for the year ended December 31, 1999 from 3.1% for the year ended December 31, 1998.

     Other, Net. In the year ended December 31, 1998 net other income was $200,000, or 0.2% of total revenue, due primarily to income related to the RADMAN merger.

     Income Taxes (Benefit). The provision for income taxes was $576,000 for the year ended December 31, 1999, compared to a benefit of $1.0 million for the year ended December 31, 1998. The effective income tax rate for the year ended December 31, 1999, is higher than statutory rates due to state income taxes and permanent differences resulting primarily from the amortization of nondeductible goodwill. In addition, the effective tax rate for 1998 differs from the statutory tax rate due to the more significant impact of poolings with certain S-corporation entities that incurred no federal income taxes prior to their acquisition by us.

     Extraordinary Item. During the year ended December 31, 1999, we extinguished our outstanding debt under our credit facility with FINOVA Capital Corporation and incurred debt extinguishment costs of $4.9 million, or $2.9 million net of taxes, representing 1.4% of total revenue.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO ELEVEN MONTHS ENDED DECEMBER 31, 1997

     Total Revenue. Total revenue for the year ended December 31, 1998 was $129.8 million compared to total revenue of $75.2 million for the eleven months ended December 31, 1997. The increase of $54.6 million in total revenue reflects primarily the combined revenue of the founding companies for the entire twelve month period in 1998 and revenue from the subsequent acquisitions as of their respective effective dates, except for the RADMAN, and the 1999 Pooled Companies, which acquisitions which were accounted for as poolings of interests and are reflected retroactively for all periods presented. Systems and software revenue was $67.6 million for the year ended December 31, 1998, or 52.1% of total revenue, compared to $37.0 million, or 49.2% of total revenue, for the eleven months ended December 31, 1997. The increase as a percentage of total revenue was primarily a result of a higher percentage mix of systems and software revenue among acquired companies and relatively strong demand for several of our software products in the year ended December 31, 1998. Maintenance, support and services revenue was $62.2 million, or 47.9% of total revenue for the year ended December 31, 1998, compared to $38.2 million, or 50.8% of total revenue, for the eleven months ended December 31, 1997.

     Hardware and Other Items Purchased for Resale. For the year ended December 31, 1998, cost of hardware and other items purchased for resale was $29.0 million, or 22.3% of revenue, compared to $19.3 million, or 25.6% of revenue, for the eleven months ended December 31, 1997. The variance in cost of hardware and other items purchased for resale reflects primarily the increase resulting from InfoCure's acquisitions, including the acquisition of HSD in October 1998.

     Selling, General and Administrative. Selling, general and administrative expense increased to $63.6 million, or 49.0% of revenue, for the year ended December 31, 1998 compared to $49.9 million, or 66.3% of revenue, for the eleven months ended December 31, 1997. This increase reflects primarily an increase in the marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. The decrease in selling, general and administrative expenses as a percent of revenue reflects InfoCure's ability to leverage economies of scale resulting from the larger installed customer base and higher base of revenue realized from acquisitions.

     Research and Development. Research and development expense was $17.4 million, or 13.4% or total revenue for the year ended December 31, 1998, compared to $13.9 million, or 18.5% of total revenue for the year ended December 31, 1997. In 1998, we capitalized approximately $1.5 million in software development costs related to various projects for new products and enhancements to existing products. The overall increase in research and development expense is largely attributable to the additional development staff added from acquisitions and expenditures to integrate the acquired product sets.

     Depreciation and Amortization. Depreciation and amortization expense was $6.4 million, or 4.9% of revenue, for the year ended December 31, 1998 compared to $4.4 million, or 5.9% of revenue, for the eleven months ended December 31, 1997. Increased depreciation and amortization expense represents primarily the significant increase in goodwill arising from InfoCure's acquisitions.

     Compensatory Stock Awards. In the year ended December 31, 1998, we recorded a non-cash charge of $6.4 million, or 5.0% of total revenue.

     Purchased Research and Development. Purchased research and development expense was $9.0 million, or 6.9% of total revenue, for the year ended December 31, 1998. This expense represents charges related to the write-off of certain in-process research and development costs associated with the HSD acquisition.

     Restructuring and Other Charges. Restructuring and other charges were $1.9 million, or 1.4% of total revenue, for the year ended December 31, 1998 compared to $13.1 million, or 17.3% of total revenue, for the eleven months ended December 31, 1997. This decrease represents the completion of the restructuring plan in the second quarter of 1998.

     Merger Costs. Merger costs were $123,000, or 0.1% of revenue, for the year ended December 31, 1998 and related to professional fees associated with the RADMAN merger.

     Interest, Net. Net interest expense increased to $4.0 million, or 3.1% of total revenue, for the year ended December 31, 1998 compared to $897,000, or 1.2% of total revenue for the eleven months ended December 31, 1997. This increase reflects primarily increases in interest expense associated with indebtedness incurred to complete InfoCure's acquisitions.

     Other, Net. Net other income decreased to $200,000, or 0.2% of total revenue, for the year ended December 31, 1998 compared to $324,000, or 0.4% of total revenue for the eleven months ended

December 31, 1997. This decrease relates primarily to one-time other income related to the RADMAN merger.

     Income Taxes Benefit. The benefit for income taxes was $1.0 million for the year ended December 31, 1998 compared to $7.2 million for the eleven months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund:

     - acquisitions

     - working capital

     - capital expenditures for buildings, furniture, fixtures and equipment and

     - capitalized software development costs.

We have met our liquidity needs over the last three years through funds provided by operating activities, equity offerings and long-term borrowings.

     On February 9, 1998, InfoCure completed the private placement of 850,060 shares of Series A preferred stock, resulting in gross proceeds to us of $8.5 million and net proceeds of approximately $7.8 million after payment of selling commissions to the placement agent for the offering and other expenses of the offering. We granted to the placement agent a warrant to acquire 200,000 shares of our common stock at an exercise price of $4.50 per share. Our consolidated financial statements reflect an accretive dividend attributable to the preferred stockholders in the amount of $800,000 with respect to the issuance costs and the fair market value of the warrant related to the Series A preferred stock. The Series A preferred stock automatically converted into 2,000,140 shares of common stock upon the completion of our public offering in April 1999.

     On September 28, 1998, InfoCure completed the sale of 406,676 shares of common stock for $2.5 million in a private placement to an institutional investor. The investor committed to invest an additional $7.5 million, which must be invested from time to time at our request in our sole discretion and subject to certain price and trading volume limitations, upon the exercise of put options through March 28, 2000. Subsequently, InfoCure completed the sale of 295,968 shares of common stock for $2.5 million in December 1998 and the sale of 160,000 shares of common stock for $2.0 million in January 1999.

     On October 18, 1998, in connection with the HSD acquisition, InfoCure delivered to The Reynolds and Reynolds Company a $10.0 million, five-year, convertible promissory note, bearing interest per annum at rates commencing at 8.0% and increasing each year to a maximum of 14.0%. The note was convertible at our option during the first year of the term into common stock at a price based on the price of the common stock in an underwritten public offering or the average market value of the common stock over a period of time prior to the conversion date. In addition, InfoCure delivered to The Reynolds and Reynolds Company a $2.0 million subordinated promissory note payable within 120 days of the closing of the HSD acquisition. In October 1999, we finalized certain negotiations related to the HSD acquisition and exercised our conversion option related to the convertible promissory note by issuing approximately 373,000 shares to convert approximately $7.5 million of this note. (See Note 9 to Consolidated Financial Statements).

     In connection with the conversion, we incurred an obligation to pay approximately $1.7 million because the conversion shares were sold at a price below the conversion price. We have the option to settle this obligation by issuing additional shares of our common stock.

     On April 27, 1999, InfoCure completed a public offering of 6.0 million shares of common stock at $13.00 per share, which generated net proceeds of $73.4 million. InfoCure applied $69.2 million of the proceeds of this offering to retire the principal outstanding on its credit facility. The balance of the proceeds was applied toward working capital and for general corporate purposes. On May 6, 1999, InfoCure issued approximately 1.1 million shares of common stock at $13.00 per share for net proceeds of $13.8 million relating to the exercise of the underwriters' over-allotment option in connection with the public offering. The proceeds from the over-allotment were applied toward working capital and for general corporate purposes.

     Our deferred revenue and customer deposits decreased approximately $6.8 million to $13.0 million at December 31, 1999 from $18.6 million at December 31, 1998 (net of a $1.2 million increase from acquisitions). A significant portion of this decrease is attributable to changes in billing cycles for maintenance agreements. Maintenance agreements are billed to customers annually, quarterly and monthly. As we have integrated our various acquisitions, we have systematically moved customers to monthly billing cycles. This change results in less deferred revenue and improved cash flow potential but no overall change in maintenance revenue.

     During the year ended December 31, 1999, we generated $9.2 million of cash from operating activities primarily relating to non-cash charges for depreciation and amortization and extinguishment of debt costs and non-operating restructuring and other charges, which are offset by the impact of increased investment in working capital, primarily an increase in accounts receivable and a decrease in deferred revenue and customer deposits.

     During 1999, cash used in investing activities was $40.2 million, consisting primarily of cash used for acquisitions of $20.0 million, capital expenditures of $5.6 million and intangible asset costs of $13.5 million. The principal intangible asset expenditures included cash paid for contingent consideration for previous acquisitions, capitalized software development costs and purchased technology.

     During the year ended December 31, 1999, we generated net cash from financing activities of $37.5 million, including $86.2 million net proceeds from issuance of common stock and $29.9 million proceeds from the line of credit and other long-term debt. These proceeds were principally used to retire outstanding debt of $69.2 million, fund the acquisition of the 1999 Purchased Companies (see Notes 1 and 3 to Consolidated Financial Statements) and to fund capital purchases, primarily a building.

     Our commercial credit facility, with an aggregate availability of $70.0 million, was repaid in full with proceeds of our April 1999 public offering. The early retirement of debt resulted in a write-off of previously paid deferred loan costs in the amount of approximately $4.4 million and prepayment penalties of approximately $500,000. In August 1999, we obtained a new five-year credit facility in the amount of $100 million. The credit facility provides for an $8.7 million term loan and a $91.3 million revolving loan that converts to a term loan in October 2001. The credit facility bears interest at rates ranging from prime plus 0.50% to 1.25%, or LIBOR plus 2.00% to 2.75%, depending on our achieving certain debt service ratios, and is collateralized by substantially all of InfoCure's assets.

     At December 31, 1999, we had total cash and cash equivalents of $16.8 million, working capital of $26.6 million and $36.8 million outstanding under our line of credit. We expect the transition to a subscription pricing model will adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. We also expect to incur increased marketing and sales expenses in connection with offering our ASP-delivered products and Internet solutions. We expect to finance this restructuring and future acquisitions, if any, through one or more of the following sources: our credit facility, other indebtedness and the issuance of debt or equity securities by us or one of our subsidiaries. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. There can be no assurance that additional sources of capital will be available on terms acceptable to us or at all. We believe that our existing cash and anticipated future operating cash flow, combined with availability of funds under the credit facility and other sources of financing, will be sufficient to fund our working capital requirements through at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 was effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. Adoption of this standard did not have a material effect on our capitalization policy.

     Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on January 1, 2001, to affect its financial statements.

COSTS RELATED TO YEAR 2000 COMPLIANCE

     InfoCure recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and took corrective action prior to December 31, 1999. In order to make its products Year 2000 compliant and to help its customers to make their systems that use our products Year 2000 compliant, InfoCure offered its customers various alternative forms of products and assistance, including generally available Year 2000 information and diagnostic tools, software patches, product upgrades or replacement products. Prior to the Year 2000, InfoCure discontinued the sale and support of products that it did not believe would be Year 2000 compliant and attempted to notify all known users of these products of its belief that those products were not Year 2000 compliant. InfoCure also believes that it completed all of the activities within its control to ensure that its internal software and hardware systems were Year 2000 compliant during the fiscal year 1999, and InfoCure has experienced no material interruptions to operations due to the start of the Year 2000.

     InfoCure's total Year 2000 compliance costs were approximately $1.4 million, of which approximately $500,000 were incurred in 1999. InfoCure does not currently expect to apply additional material funds to address Year 2000 issues.

     As of March 30, 2000, InfoCure is not aware of any material disruption in the operation of its products by its customers as a result of Year 2000 issues. In addition, as of March 30, 2000, InfoCure has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any material problems with the computer systems or software applications of the third parties with whom it regularly does business as a result of Year 2000 issues.

     Although InfoCure's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000-related risks. InfoCure's management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to InfoCure. In addition, InfoCure will continue to monitor the third parties with whom it regularly does business to determine if they will take appropriate action to address the remaining Year 2000 issues. InfoCure, however, cannot be certain that Year 2000 issues will not have a material adverse effect on its business, since the evaluation process is not yet complete and it is early in the Year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e. prime to LIBOR spreads). Approximately $36.8 million of our outstanding debt at December 31, 1999 relates to a five-year financing agreement with FINOVA Capital Corporation. Interest on the outstanding balance is charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $368,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 1999. We do not trade in derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item X in Part I of this report for information regarding the executive officers of InfoCure. The section under the heading "Election of Directors" entitled "Nominees to Serve until 2001 Annual Meeting" of InfoCure's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held June 7, 2000 (the "Proxy Statement") is incorporated herein by reference for information on the directors of InfoCure. The section under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections under the heading "Election of Directors" entitled "Directors' Compensation," "Executive Compensation," "Option Grants in Last Fiscal Year," "Option Exercises in Last Fiscal Year and Year-End Option Values," "Employment Agreements," "Restricted Stock Awards," "Employee Benefit Plans," "Employee Stock Purchase Plan" and "Length-of-Service Stock Option Plan" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

     (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page S-1 of this report, as follows:

Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................  S-1
Schedule II - Valuation and Qualifying Accounts.............  S-2

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1       --  Agreement and Plan of Merger by and among OMSystems, Inc, the Shareholders of OMSystems, Inc., InfoCure Systems, Inc.
               and InfoCure Corporation dated February 8, 1999.
 2.2       --  Agreement and Plan of Merger by and among Datamedic Holding
               Corp., Certain Principal Shareholders of Datamedic Holding
               Corp., InfoCure Corporation and InfoCure Systems, Inc. dated
               September 3, 1999 (incorporated herein by reference to
               Appendix A to InfoCure's Registration Statement on Form S-4
               (Registration No. 333-87867) filed on September 27, 1999).
 2.3       --  Agreement and Plan of Merger and Reorganization among
               InfoCure Corporation, Medical Dynamics, Inc. and CADI
               Acquisition Corporation dated December 21, 1999
               (incorporated by reference to Exhibit 99.2 filed with
               InfoCure's Current Report on Form 8-K on December 22, 1999).
 3.1       --  Certificate of Incorporation of InfoCure Corporation with all amendments.
 3.2       --  Second Amended and Restated Bylaws of InfoCure.
 4.1       --  See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure
               defining rights of the holders of common stock of InfoCure.
 4.2       --  Specimen Certificate for shares of common stock
               (incorporated by reference to Exhibit 4.2 to InfoCure's
               Registration Statement on Form SB-2) (Registration No.
               333-18923).
10.1       --  Employment Agreement between InfoCure and Frederick L. Fine dated July 1998 (incorporated by reference to Exhibit 10.1 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.2       --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and Frederick L. Fine.
10.3       --  Employment Agreement between InfoCure and James K. Price dated July 1998 (incorporated by reference to Exhibit 10.2 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.4       --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and James K. Price.
10.5       --  Employment Agreement between InfoCure and Richard E. Perlman dated January 1998 (incorporated by reference to Exhibit
               10.3 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.6       --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and Richard E. Perlman.
10.7       --  Employment Agreement between InfoCure and James A. Cochran dated August 2, 1999.
10.8       --  Loan Agreement among InfoCure Corporation, InfoCure Systems,
               Inc., Thoroughbred Acquisition, Inc. and FINOVA Capital
               Corporation dated August 11, 1999.
10.9       --  InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration
               Statement on Form SB-2) (Registration No. 333-18923).
10.10      --  Form of Incentive Stock Option Agreement of InfoCure
               Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).
10.11      --  American Medcare Corporation 1996 Stock Option Plan
               (incorporated by reference to Exhibit 10.19 filed with
               InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.12      --  Form of Incentive Stock Option Agreement of American Medcare
               Corporation (incorporated by reference to Exhibit 10.20
               filed with InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).
10.13      --  InfoCure Corporation 1997 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.48 filed with
               InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
10.14      --  InfoCure Corporation Length-of-Service Nonqualified Stock
               Option Plan (incorporated by reference to Exhibit 10.49
               filed with InfoCure's Annual Report on Form 10-KSB on April
               1, 1998).
10.15      --  Amendment to InfoCure Corporation 1996 Stock Option Plan.
10.16      --  Amendment to InfoCure Corporation Length-of-Service
               Nonqualified Stock Option Plan.
10.17      --  Amendment to InfoCure Corporation Employee Stock Purchase
               Plan.
10.18      --  InfoCure Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.50 filed with
               InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
10.19      --  Deferred Compensation Agreement between InfoCure and
               Frederick L. Fine.
10.20      --  Deferred Compensation Agreement between InfoCure and James
               K. Price.
10.21      --  Deferred Compensation Agreement between InfoCure and Richard
               E. Perlman.
10.22      --  Form of Stock Option Grant Certificate and schedule of recipients of such options.
10.23      --  Form of Stock Option Grant Certificate and schedule of recipients of such options.
10.24      --  Stock Option Grant Certificate for Stock Option Grant to
               Michael Warren.
10.25      --  American Medcare Corporation 1994 Stock Option Plan.
21.1       --  List of Subsidiaries.
23.1       --  Consent of BDO Seidman, LLP.
23.2       --  Consent of KPMG LLP.
24.1       --  Powers of Attorney (included on signature page).
27.1       --  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. InfoCure filed the following reports on Form 8-K during the quarter ended December 31, 1999:

          (i) Report on Form 8-K with respect to third quarter financial results and the Medical Dynamics, Inc. and Zila, Inc. acquisitions, filed November 4, 1999.

          (ii) Report on Form 8-K with respect to the acquisitions of the dental practice management systems business of National Data Corporation, PracticeWorks from Zila, Inc., Unident Corporation, InfoLogic, Inc. and Human Touch, and the merger with Medical Dynamics, Inc., filed December 22, 1999.

          (iii) Report on Form 8-K with respect to the VitalWorks acquisition, filed December 23, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.

                                          INFOCURE CORPORATION

                                          By:          FREDERICK L. FINE
                                            ------------------------------------
                                                     Frederick L. Fine
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick L. Fine and Richard E. Perlman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  FREDERICK L. FINE                    President; Chief Executive       March 30, 2000
-----------------------------------------------------    Officer and Director
                  Frederick L. Fine                      (Principal Executive Officer)

                   JAMES K. PRICE                      Executive Vice President,        March 30, 2000
-----------------------------------------------------    Secretary and Director
                   James K. Price

                 RICHARD E. PERLMAN                    Chairman, Treasurer and          March 30, 2000
-----------------------------------------------------    Director
                 Richard E. Perlman

                  JAMES A. COCHRAN                     Vice President and Chief         March 30, 2000
-----------------------------------------------------    Financial Officer (Principal
                  James A. Cochran                       Financial Officer and
                                                         Principal Accounting Officer)

                  MICHAEL E. WARREN                    Vice President and Director      March 30, 2000
-----------------------------------------------------
                  Michael E. Warren

                                                       Director                         March   , 2000
-----------------------------------------------------
                  James D. Elliott

                /s/ RAYMOND H. WELSH                   Director                         March 30, 2000
-----------------------------------------------------
                  Raymond H. Welsh

                              INFOCURE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS:
Reports of Independent Certified Public Accountants.........  F-2
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................  F-4
Consolidated statements of operations for the years ended
  December 31, 1999 and 1998 and the eleven months ended
  December 31, 1997.........................................  F-5
Consolidated statements of changes in stockholders' equity
  for the years ended December 31, 1999 and 1998 and the
  eleven months ended December 31, 1997.....................  F-6
Consolidated statements of cash flows for the years ended
  December 31, 1999 and 1998 and the eleven months ended
  December 31, 1997.........................................  F-7
Notes to consolidated financial statements..................  F-8
FINANCIAL STATEMENT SCHEDULE
Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................  S-1
Schedule II - Valuation and Qualifying Accounts.............  S-2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

InfoCure Corporation
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of InfoCure Corporation and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of InfoCure Corporation and Datamedic Holding Corp., which has been accounted for as a pooling of interests as described in the notes to the consolidated financial statements. We did not audit the financial statements of Datamedic Holding Corp. and subsidiaries as of March 31, 1999 and for each of the years in the two-year period ended March 31, 1999 which were combined with the Company's financial statements as of December 31, 1998 and for the year ended December 31, 1998 and the eleven months ended December 31, 1997, which financial statements reflect total assets of approximately $9.4 million as of March 31, 1999, total revenues of approximately $20.8 million and $19.2 million and a net loss of approximately $1.8 million and $17.3 million for each of the years in the two-year period ended March 31, 1999, respectively. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Datamedic Holding Corp. and subsidiaries for the applicable years, is based solely on the report of the other auditor.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoCure Corporation and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, in conformity with generally accepted accounting principles.

BDO Seidman, LLP
Atlanta, Georgia
February 21, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Datamedic Holding Corp.
  and subsidiaries:

We have audited the consolidated balance sheets of Datamedic Holding Corp. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datamedic Holding Corp. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG, LLP

Melville, New York
May 25, 1999

                              INFOCURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                 ASSETS (NOTES 1 AND 9)
Current:
  Cash and cash equivalents.................................    $ 16,836       $ 10,302
  Accounts receivable-trade, net of allowance of $4,296 and
     $1,526.................................................      39,331         31,412
  Other receivables.........................................         819          1,499
  Inventory.................................................       4,428          4,864
  Refundable income taxes...................................       3,256             --
  Deferred tax assets (Note 12).............................       2,843          1,510
  Prepaid expenses and other current assets.................       1,376          1,687
                                                                --------       --------
          Total current assets..............................      68,889         51,274
Property and equipment, net of accumulated depreciation
  (Note 6)..................................................      24,064         12,886
Goodwill, net of accumulated amortization of $13,462 and
  $3,957 (Notes 3 and 5)....................................     102,678         74,264
Other intangible assets (Note 7)............................       9,182          8,242
Deferred tax assets (Note 12)...............................      12,963         11,818
Other assets................................................       2,728          1,648
                                                                --------       --------
                                                                $220,504       $160,132
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 9)....................................    $  1,222       $  2,074
  Accounts payable..........................................      10,161          9,849
  Accrued expenses (Note 8).................................      15,306          8,594
  Accrued restructuring costs (Note 5)......................       2,534            283
  Income taxes payable......................................          --            670
  Deferred revenue and customer deposits....................      12,979         18,593
  Current portion of long-term debt (Note 9)................         694         14,809
                                                                --------       --------
          Total current liabilities.........................      42,896         54,872
Long-term debt, less current portion (Note 9)...............      41,178         72,896
Other liabilities...........................................       1,091          1,091
                                                                --------       --------
          Total liabilities.................................      85,165        128,859
                                                                --------       --------
Commitments (Notes 9 and 10)
Convertible, redeemable preferred stock $0.001 par value;
  2,000,000 shares authorized, 0 and 850,060 shares with
  redemption value of $10.00 outstanding (Note 11)..........          --          8,501
                                                                --------       --------
Stockholders' equity (Note 11):
  Common stock $0.001 par value, 200,000,000 and 30,000,000
     authorized, 32,327,099 and 19,987,768 outstanding......          32             20
  Common stock issuable.....................................          --          1,975
  Additional paid-in capital................................     189,837         72,070
  Accumulated deficit.......................................     (54,530)       (49,988)
  Deferred compensation.....................................          --         (1,083)
  Treasury stock, at cost...................................          --           (222)
                                                                --------       --------
          Total stockholders' equity........................     135,339         22,772
                                                                --------       --------
                                                                $220,504       $160,132
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        ELEVEN MONTHS
                                                          YEAR ENDED     YEAR ENDED         ENDED
                                                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                             1999           1998            1997
                                                         ------------   ------------   ---------------
Revenue (Note 1):
  Systems and software.................................    $96,241        $67,608         $ 37,002
  Maintenance, support and services....................    107,393         62,237           38,227
                                                           -------        -------         --------
          Total revenue................................    203,634        129,845           75,229
                                                           -------        -------         --------
Operating expense:
  Hardware and other items purchased for resale........     49,613         28,981           19,255
  Selling, general and administrative (excluding
     compensatory stock awards)........................    104,770         63,647           49,864
  Research and development.............................     15,655         17,398           13,919
  Depreciation and amortization........................     14,490          6,382            4,401
  Compensatory stock awards............................      1,431          6,447               78
  Purchased research and development (Note 4)..........         --          9,000               --
  Restructuring and other charges (Note 5).............     10,681          1,874           13,052
  Merger costs (Note 3)................................      3,764            123               --
                                                           -------        -------         --------
          Total operating expense......................    200,404        133,852          100,569
                                                           -------        -------         --------
Operating income(loss).................................      3,230         (4,007)         (25,340)
Other expense (income):
  Interest, net........................................      3,513          4,029              897
  Other, net...........................................         --           (200)            (324)
                                                           -------        -------         --------
Loss before income taxes and extraordinary item........       (283)        (7,836)         (25,913)
Income taxes (benefit) (Note 12).......................        576         (1,037)          (7,204)
                                                           -------        -------         --------
Loss before extraordinary item.........................       (859)        (6,799)         (18,709)
Extraordinary item -- debt extinguishment cost, net of
  income taxes (Note 9)................................      2,935             --               --
                                                           -------        -------         --------
Net loss...............................................     (3,794)        (6,799)         (18,709)
Pro forma tax adjustments..............................       (137)        (1,436)             779
                                                           -------        -------         --------
Pro forma net loss.....................................     (3,657)        (5,363)         (19,488)
Accretive dividend (Note 11)...........................         --            800               --
                                                           -------        -------         --------
Pro forma net loss available to common stockholders....    $(3,657)       $(6,163)        $(19,488)
                                                           =======        =======         ========
Net loss available to common stockholders per share:
  Basic and diluted....................................    $ (0.14)       $ (0.39)        $  (1.21)
Pro forma net loss available to common stockholders per
  share (Note 2):
  Pro forma basic loss before extraordinary item.......    $ (0.03)       $ (0.32)        $  (1.26)
  Extraordinary item, net of tax.......................      (0.10)            --               --
                                                           -------        -------         --------
  Pro forma basic net loss available to common
     stockholders......................................    $ (0.13)       $ (0.32)        $  (1.26)
                                                           =======        =======         ========
Weighted average shares outstanding....................     27,994         19,312           15,523
                                                           =======        =======         ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             SHARES
                                     -----------------------                        COMMON     ACCRUED      STOCK
                                        COMMON      TREASURY   COMMON   TREASURY    STOCK       STOCK      PURCHASE     DEFERRED
                                        STOCK        STOCK     STOCK     STOCK     ISSUABLE   REPURCHASE   WARRANT    COMPENSATION
                                     ------------   --------   ------   --------   --------   ----------   --------   ------------
Balance, at January 31, 1997 (Note
 1)................................   201,391,439   (456,978)   $201     $(100)    $    --       $(65)       $80        $   (64)
 Issuance of common stock..........     1,600,000        --        2        --          --         --         --             --
 Stock repurchase..................      (229,866)       --       --        --          --         65         --             --
 Conversion of common stock upon
   formation of Company (Note 1)...  (191,790,826)  456,978     (192)      100          --         --         --             --
 Issuance of common stock, net of
   related expense for:
   Initial public offering.........     2,800,000        --        3        --          --         --         --             --
   Acquisition of Founding
    Companies......................     1,815,170        --        2        --          --         --         --             --
   Payment of debt and other
    obligations....................       583,432        --       --        --          --         --         --             --
   Exercise of warrants............       222,592        --       --        --          --         --        (80)            --
   1997 Acquisitions...............       153,496        --       --        --          --         --         --             --
 Issuance of stock options and
   warrants........................            --        --       --        --          --         --         --             --
 Purchase of treasury stock........            --   (42,146)      --      (116)         --         --         --             --
 Amortize deferred compensation....            --        --       --        --          --         --         --             50
 Net loss..........................            --        --       --        --          --         --         --             --
 Equity issuances by Pooled
   Companies.......................       795,187        --        1        --          --         --         --             --
 Distributions by Pooled
   Companies.......................            --        --       --        --          --         --         --             --
                                     ------------   --------    ----     -----     -------       ----        ---        -------
Balance, at December 31, 1997......    17,340,624   (42,146)      17      (116)         --         --         --            (14)
 Issuance of common stock, net of
   related expense for:
   1998 Acquisitions...............       747,094        --        1        --          --         --         --             --
   Private placements..............       702,644        --        1        --          --         --         --             --
   Exercise of stock options and
    warrants.......................       292,282        --       --        --          --         --         --             --
   Earnout commitments.............       796,246        --        1        --          --         --         --             --
   Restricted stock award..........       190,000        --       --        --          --         --         --         (1,140)
 Compensatory stock awards.........            --        --       --        --          --         --         --             --
 Common stock issuable in private
   placement.......................            --        --       --        --       1,975         --         --             --
 Issuance of stock options and
   warrants........................            --        --       --        --          --         --         --             --
 Accretive dividend................            --        --       --        --          --         --         --             --
 Purchase of treasury stock........            --   (38,740)      --      (106)         --         --         --             --
 Amortize deferred compensation....            --        --       --        --          --         --         --             71
 Net loss..........................            --        --       --        --          --         --         --             --
 Distributions and retirements by
   Pooled Companies................          (236)       --       --        --          --         --         --             --
                                     ------------   --------    ----     -----     -------       ----        ---        -------
Balance, at December 31, 1998......    20,068,654   (80,886)      20      (222)      1,975         --         --         (1,083)
 Issuance of common stock, net of
   related expense for:
   Public offering.................     7,127,700        --        7        --          --         --         --             --
   Convertible preferred stock.....     2,000,140        --        2        --          --         --         --             --
   Convertible notes (Note 9)......       574,892        --        1        --          --         --         --             --
   Private placement...............       160,000        --       --        --      (1,975)        --         --             --
   Payment of contingent
    consideration..................       123,540        --       --        --          --         --         --             --
   Acquisition of assets...........       447,701        --       --        --          --         --         --             --
   Exercise of stock options and
    warrants.......................     1,423,355        --        1        --          --         --         --             --
   Matching contribution to 401(k)
    plan...........................        47,390        --       --        --          --         --         --             --
 Tax benefit from the exercise of
   options.........................            --        --       --        --          --         --         --             --
 Amortize deferred compensation....            --        --       --        --          --         --         --          1,083
 Compensatory stock awards.........            --        --       --        --          --         --         --             --
 Treasury shares retired...........       (80,886)   80,886       --       222          --         --         --             --
 Net loss..........................            --        --       --        --          --         --         --             --
 Pooled Companies' losses included
   in both 1999 and 1998...........            --        --       --        --          --         --         --             --
 Option exercises and other equity
   issuances of Pooled Companies...       487,966        --        1        --          --         --         --             --
 Purchase and cancellation of
   shares of Pooled Companies......       (53,353)       --       --        --          --         --         --             --
 Distributions by Pooled
   Companies.......................            --        --       --        --          --         --         --             --
                                     ------------   --------    ----     -----     -------       ----        ---        -------
                                       32,327,099        --     $ 32     $  --     $    --       $ --        $--        $    --
                                     ============   ========    ====     =====     =======       ====        ===        =======


                                     ADDITIONAL   ACCUMU-
                                      PAID-IN      LATED
                                      CAPITAL     DEFICIT     TOTAL
                                     ----------   --------   --------
Balance, at January 31, 1997 (Note
 1)................................   $ 23,173    $(18,522)  $  4,703
 Issuance of common stock..........        278         --         280
 Stock repurchase..................        (65)        --          --
 Conversion of common stock upon
   formation of Company (Note 1)...         58         --         (34)
 Issuance of common stock, net of
   related expense for:
   Initial public offering.........      5,725         --       5,728
   Acquisition of Founding
    Companies......................      4,990         --       4,992
   Payment of debt and other
    obligations....................      1,522         --       1,522
   Exercise of warrants............        201         --         121
   1997 Acquisitions...............        577         --         577
 Issuance of stock options and
   warrants........................         28         --          28
 Purchase of treasury stock........         --         --        (116)
 Amortize deferred compensation....         --         --          50
 Net loss..........................         --    (18,709)    (18,709)
 Equity issuances by Pooled
   Companies.......................     15,008         --      15,009
 Distributions by Pooled
   Companies.......................         --     (2,885)     (2,885)
                                      --------    --------   --------
Balance, at December 31, 1997......     51,495    (40,116)     11,266
 Issuance of common stock, net of
   related expense for:
   1998 Acquisitions...............      4,158         --       4,159
   Private placements..............      4,776         --       4,777
   Exercise of stock options and
    warrants.......................        315         --         315
   Earnout commitments.............      2,329         --       2,330
   Restricted stock award..........      1,140         --          --
 Compensatory stock awards.........      6,192         --       6,192
 Common stock issuable in private
   placement.......................         --         --       1,975
 Issuance of stock options and
   warrants........................      1,778         --       1,778
 Accretive dividend................         --       (800)       (800)
 Purchase of treasury stock........         --         --        (106)
 Amortize deferred compensation....         --         --          71
 Net loss..........................         --     (6,799)     (6,799)
 Distributions and retirements by
   Pooled Companies................       (113)    (2,273)     (2,386)
                                      --------    --------   --------
Balance, at December 31, 1998......     72,070    (49,988)     22,772
 Issuance of common stock, net of
   related expense for:
   Public offering.................     86,158         --      86,165
   Convertible preferred stock.....      8,489         --       8,491
   Convertible notes (Note 9)......      8,175         --       8,176
   Private placement...............      1,975         --          --
   Payment of contingent
    consideration..................      1,850         --       1,850
   Acquisition of assets...........      7,000         --       7,000
   Exercise of stock options and
    warrants.......................      1,878         --       1,879
   Matching contribution to 401(k)
    plan...........................        660         --         660
 Tax benefit from the exercise of
   options.........................      1,765         --       1,765
 Amortize deferred compensation....         --         --       1,083
 Compensatory stock awards.........        348         --         348
 Treasury shares retired...........       (222)        --          --
 Net loss..........................         --     (3,794)     (3,794)
 Pooled Companies' losses included
   in both 1999 and 1998...........         --        534         534
 Option exercises and other equity
   issuances of Pooled Companies...        643         --         644
 Purchase and cancellation of
   shares of Pooled Companies......       (952)        --        (952)
 Distributions by Pooled
   Companies.......................         --     (1,282)     (1,282)
                                      --------    --------   --------
                                      $189,837    $(54,530)  $135,339
                                      ========    ========   ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                                            DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                                1999           1998              1997
                                                            ------------   ------------   -------------------
Operating activities (Note 1):
  Net loss................................................    $(3,794)       $(6,799)          $(18,709)
  Adjustments to reconcile net loss to cash flows from
    operating activities:
    Extraordinary item -- non-cash portion of early
      retirement of debt..................................      4,892             --                 --
    Purchase of in-process research and development.......         --          9,000                 --
    Restructuring and other charges.......................     10,681          1,874             13,052
    Depreciation and amortization.........................     14,490          6,382              4,401
    Allowance for doubtful accounts.......................      3,746          1,630              1,664
    Stock-based compensation..............................      1,431          6,263                 78
    Tax benefit from the exercise of options..............      1,765             --                 --
    Contribution to 401(k) plan made with common stock....        660             --                 --
    Reduction (increase) in cash value of life
      insurance...........................................        114           (142)               529
    Loss on disposal of property and equipment............         --             --                418
    Deferred income taxes.................................     (1,381)        (2,370)            (7,279)
    Pooled companies' losses included in both 1999 and
      1998................................................        534             --                 --
  Changes in current assets and liabilities -- net of
    effects of acquisitions:
    Accounts receivable...................................    (12,900)        (8,432)            (4,461)
    Refundable income taxes...............................     (3,256)            --                 --
    Inventory, prepaid expenses and other current
      assets..............................................        386           (935)              (503)
    Accounts payable and accrued expenses.................     (1,322)         2,234             (1,404)
    Deferred revenue and customer deposits................     (6,811)        (1,346)             3,760
                                                              -------        -------           --------
         Net cash flows from operating activities.........      9,235          7,359             (8,454)
                                                              -------        -------           --------
Investing activities:
  Net cash paid for Founding Companies....................         --             --             (3,745)
  Net cash paid for other acquisitions....................    (20,007)       (60,161)            (6,297)
  Property and equipment expenditures.....................     (5,641)        (4,007)            (2,618)
  Cash paid for other intangible assets...................    (13,534)        (3,709)               (76)
  Other...................................................     (1,053)           319                132
                                                              -------        -------           --------
         Net cash flows used in investing activities......    (40,235)       (67,558)           (12,604)
                                                              -------        -------           --------
Financing activities:
  Proceeds from issuance of common stock..................     86,165          6,752              6,008
  Proceeds from issuance of convertible preferred stock...         --          7,820                 --
  Proceeds from exercise of options and warrants..........      1,879            315                121
  Purchase of treasury stock..............................         --           (106)              (116)
  Distributions paid by pooled companies..................     (1,282)        (2,386)            (2,885)
  Option exercises and other equity issuances of pooled
    companies.............................................        644             --             15,009
  Purchase and cancellation of shares of pooled
    companies.............................................       (952)            --                 --
  Borrowings under credit facility and other long-term
    debt..................................................     29,937         55,364             13,913
  Payment of loan costs...................................     (1,038)        (2,519)              (325)
  Principal payments on long-term debt....................    (75,745)        (1,325)            (8,189)
  Net (repayment) proceeds of other notes payable.........     (2,074)          (209)               495
                                                              -------        -------           --------
         Net cash flows from financing activities.........     37,534         63,706             24,031
                                                              -------        -------           --------
Net increase in cash and cash equivalents.................      6,534          3,507              2,973
Cash and cash equivalents, beginning of period............     10,302          6,795              3,822
                                                              -------        -------           --------
Cash and cash equivalents, end of period..................    $16,836        $10,302           $  6,795
                                                              =======        =======           ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     InfoCure Corporation ("InfoCure") was founded in November 1996 to develop, market and service practice management systems for use by health care providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock (the "Initial Public Offering") and simultaneously acquired the following six operating companies: (i) International Computer Solutions, Inc. ("ICS"); (ii) Health Care Division, Inc. ("HCD"); (iii) Millard-Wayne, Inc. ("Millard-Wayne"); (iv) KComp Management Systems, Inc. ("KComp"); (v) DR Software, Inc. ("DR Software") and (vi) Rovak, Inc. ("Rovak") (collectively, the "Founding Companies"). American Medcare Corporation ("AMC"), a holding company and parent of ICS, HCD, and Millard-Wayne, originally incorporated on January 11, 1983, was merged with and into InfoCure upon consummation of the Initial Public Offering and is considered the predecessor company to InfoCure and the accounting acquirer of all the Founding Companies. All outstanding shares of AMC were converted into approximately 6.0 million shares of InfoCure common stock concurrently with the consummation of the Initial Public Offering. The aggregate consideration paid for the Founding Companies was approximately $3.7 million in cash and 1.8 million shares of common stock for an aggregate value of $8.7 million, including fees and other acquisition related costs.

     In 1997, subsequent to the consummation of the Initial Public Offering and the acquisition of the Founding Companies, InfoCure acquired substantially all of the assets or all of the outstanding equity securities of the following companies: (i) Professional On-Line Computer, Inc. ("POLCI"); (ii) Commercial Computers, Inc. ("CCI"); (iii) SoftEasy Software, Inc. ("SoftEasy"); (iv) Pace Financial Corporation ("PACE");(v) HCC Communications, Inc. ("HCC") (which acquisition had been made by an acquired company -- see "1999 Mergers" below) and (vi) the orthodontic business unit of HALIS Services, Inc. ("OPMS"). POLCI, CCI and SoftEasy were acquired with effect from October 1, 1997; PACE was acquired with effect from November 1, 1997; OPMS was acquired with effect from December 1, 1997 and HCC was acquired December 11, 1997 (collectively, the "1997 Acquisitions"). Aggregate consideration for the 1997 Acquisitions was approximately 153,000 shares of common stock and $13.3 million cash and debt, for an aggregate value of $13.9 million.

     In 1998, InfoCure acquired substantially all of the assets, subject to the assumption of certain liabilities, of Micro-Software Designs, Inc. ("MDI") and the Healthcare Systems Division ("HSD") of The Reynolds and Reynolds Company and acquired the outstanding equity securities of Medical Software Integrators, Inc. ("MSI"). These acquisitions were effective from January 1, 1998 with respect to MDI and MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 (collectively, the "1998 Acquisitions")was approximately 747,000 shares of common stock and $73.0 million cash and debt, for an aggregate value of $77.1 million.

     The acquisitions of the Founding Companies, the 1997 Acquisitions and the 1998 Acquisitions were accounted for using the purchase method of accounting.

     In December 1998, InfoCure completed a merger with Radiology Management Systems, Inc. ("RADMAN"). This transaction involved exchange of all of RADMAN's outstanding equity interests for approximately 994,000 shares of InfoCure common stock and was accounted for as a pooling of interests (the "RADMAN Merger").

     In 1999, InfoCure acquired substantially all of the assets, subject to the assumption of certain liabilities, of Cobb Dental Systems, Inc. ("Cobb"); Strategicare, Inc. and its wholly-owned subsidiary, DISC Computer Systems, Inc. ("DISC"); the dental practice management systems business of National Data Corporation ("NDC Dental") and the PracticeWorks division of Zila, Inc. ("PracticeWorks") (collectively, the "1999 Purchase Acquisitions"). In conjunction with the PracticeWorks acquisition, InfoCure also purchased the rights to its electronic claims business which had been previously held by another entity. These acquisitions were effective from January 1, 1999 with respect to Cobb, June 1, 1999 with respect to DISC and

                              INFOCURE CORPORATION

December 1, 1999 for NDC Dental and PracticeWorks. Aggregate consideration for these acquisitions was approximately 108,000 shares of common stock and $20.0 million in cash, for an aggregate value of $22.0 million. The Cobb acquisition was made by an acquired company -- see "1999 Mergers" below. All of these transactions were accounted for using the purchase method of accounting.

     For the period February 12, 1999 to December 31, 1999, InfoCure completed pooling of interests mergers (the "1999 Mergers") with eleven businesses (the "1999 Pooled Companies") as indicated in the table below:

                                                      SHARES OF
                                                      INFOCURE
COMPANY                                                ISSUED         CLOSING DATE
-------                                               ---------       ------------
Macon Systems Management, LLC, the parent of Medical
  Software Management, Inc. ("MSM").................    166,464    February 12, 1999
OMSystems, Inc.("OMS")..............................  2,287,998    February 18, 1999
Ardsley, M.I.S., Inc.("Orthoware")..................    209,016    August 17, 1999
Medfax Corporation ("Medfax").......................    696,333    August 30, 1999
Scientific Data Management, Inc. ("SDM")............    280,243    August 31, 1999
Datamedic Holding Corp. ("Datamedic")...............  1,088,674    November 9, 1999
Kevin Kozlowski, Inc. d/b/a Human Touch Software
  ("Human Touch")...................................    255,247    December 20, 1999
Unident Corporation ("Unident").....................    357,796    December 21, 1999
InfoLogic, Inc. ("InfoLogic").......................    102,096    December 21, 1999
Prism Data Systems, Inc. ("Prism")..................    208,544    December 29, 1999
CDL Healthcare Systems, Inc. ("CDL")................    109,658    December 30, 1999

     The accompanying consolidated financial statements give retroactive effect to the RADMAN Merger completed in 1998 and the 1999 Mergers because such mergers have been accounted for as poolings of interests. Accordingly, the statements of financial position, results of operations and cash flows included herein are presented as if the combining companies had been consolidated for all periods presented and the consolidated statements of stockholders' equity reflect the accounts of InfoCure as if the additional common stock issued in connection with the RADMAN Merger and the 1999 Mergers had been issued for all periods presented. Additionally, all share and per share amounts have been adjusted retroactively for the effect of a 2-for-1 stock split effective August 19, 1999.

     Certain of the 1999 Pooled Companies had fiscal years that differed from InfoCure's. Therefore the consolidated balance sheets as of December 31, 1998 and 1997 reflect the combination of InfoCure's balance sheets as of these dates with the balance sheets of the 1999 Pooled Companies as of dates which most closely correspond thereto. The consolidated statements of operations results for the year ended December 31, 1998 and the eleven months ended December 31, 1997 reflect the combination of InfoCure's results for these periods with the results of each of the 1999 Pooled Companies for the most closely comparable periods. As of and for the year ended December 31, 1999, all of the 1999 Pooled Companies' balance sheets and operations have been restated to coincide with InfoCure's year end (Note 3).

     The consolidated financial statements include the accounts of InfoCure and all of its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company changed its fiscal reporting period to December 31 effective February 1, 1997. For the eleven month period ended December 31, 1997, the accompanying consolidated financial statements include AMC (InfoCure's predecessor) and its subsidiaries, RADMAN, ICS and HCD and the 1999 Pooled Companies, for the period from February 1, 1997; the Founding Companies for the period from July 11, 1997, and the 1997 Acquisitions from their respective dates of acquisition.

                              INFOCURE CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     InfoCure develops and markets practice management software products and services to targeted healthcare practice specialties throughout the United States. The Company generally does not require collateral for credit extended to its customers but historically has not experienced any significant losses related to individual customers, classes of customers or groups of customers in any geographical area. In the fourth quarter of 1999, InfoCure decided to restructure its business into a medical and a dental division, changed its product strategy to begin development of ASP-delivered products and Internet solutions, decided to transition to a subscription pricing model in connection with its change in product strategy, and completed six acquisitions. These changes in organization, product strategy and the pricing model have impacted certain of the Company's accounting policies as described herein and have caused the Company to evaluate the carrying value of certain assets and a restructuring of its operations to position the Company to maximize its new business model (Notes 3 and 5).

  Revenue Recognition

     Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and persuasive evidence that an agreement exists. Revenue from hardware sales is recognized upon product shipment. Revenue from support and maintenance contracts, which are typically one year in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

  Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months.

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

  Property and Equipment

     Property and equipment, including equipment under capital leases, are stated at the lower of the fair value or cost. Depreciation is computed over the estimated useful lives of the related assets using both straight-line and accelerated methods for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

  Capitalized Software Development Costs

     Software development costs are expensed as incurred prior to establishing the technological feasibility of a product. For the period between the establishment of technological feasibility and the time a product is

                              INFOCURE CORPORATION
available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated lives of the related products (generally 48 months). As a result of the Company's change in product strategy to focus on development of ASP-delivered products, the Company recorded a write-down of its investment in capitalized software in the amount of $5.6 million in 1999. A write-down of capitalized software in the amount of $1.5 million was also recorded in 1997 (Note 5).

  Goodwill and Other Intangible Assets

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. All goodwill is amortized on a straight-line basis over its estimated useful life. Prior to the fourth quarter of 1999, goodwill was amortized over a 15-year estimated useful life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. As a result of the Company's change in product strategy to focus on development of ASP-delivered products and Internet solutions, its related change to a subscription pricing model and business model and the current rate of change within the industry, management now estimates that the useful life of its remaining goodwill will be three years.

     Other intangible assets also include (1) purchased technology, to be amortized over four years, (2) customer lists, amortized over three years and
(3) deferred loan costs, amortized over the life of the respective loans at rates which approximate the interest method.

  Long-lived Assets

     Long-lived assets, such as goodwill and property and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. A write-down of assets due to impairment in the amount of $6.4 million was required for the eleven months ended December 31, 1997 (Note 5).

  Change in Accounting Estimates

     In view of recent competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and the Company's change in product strategy to focus on development of ASP-delivered products and Internet solutions and the related change to a subscription pricing model, management has reassessed the useful life of goodwill. While in management's opinion, there is currently no impairment in the carrying value of this long-lived intangible asset (based on an analysis of undiscounted future cash flows), management has determined that the useful life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated useful life of goodwill from an original life of 15 years to a remaining life of three years, which change has been applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense by approximately $3.5 million (or $0.08 per share net of estimated income taxes) in 1999.

     Additionally, based on the Company's analysis of current business and market conditions, its cash collection experience and, in light of the change to a subscription pricing model announced in the fourth quarter of 1999, management also increased the allowance for doubtful accounts. This change of accounting estimate, recorded in the fourth quarter of 1999, increased selling, general and administrative expenses by $3.0 million (or $0.06 per share net of estimated income taxes) in 1999.

                              INFOCURE CORPORATION

  Stock-based Compensation Plans

     The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." In Note 11, the Company presents the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which elect not to account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net loss and basic net loss per share as if SFAS No. 123 had been adopted.

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

  Restructuring Costs

     The Company records the costs of consolidating acquired operations into existing Company facilities, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

  Pro Forma Basic Net Loss Available to Common Stockholders Per Share

     Pro forma basic net loss available to common stockholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Pro forma basic net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. Pro forma tax adjustments have been recorded to reflect the impact of income taxes which would have been applicable to earnings of certain Pooled Companies which were previously pass-through entities for tax purposes (Note 12). The 1999 actual net loss available to common stockholders before extraordinary item amounted to $0.04 per share, the loss attributable to the extraordinary item amounted to $0.10 per share; and the net loss available to common stockholders after extraordinary item amounted to $0.14 per share on a basic and diluted basis. Pro forma diluted net loss available to common stockholders per share is not presented because it is antidilutive. In periods in which they have a dilutive effect, the common shares issuable upon exercise of stock options, warrants and similar convertible dilutive instruments will be included in the pro forma diluted earnings per share calculation. Potentially dilutive shares totaled approximately 4.1 million, 3.6 million and 284,000 shares for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997.

     All periods presented have been restated to reflect shares issued in the 1999 Mergers and the effect of the Company's 2-for-1 stock split, effective August 19, 1999.

  Management Estimates

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

                              INFOCURE CORPORATION

  Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

  New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and determining whether computer software is for internal use. SOP No. 98-1 was effective in 1999. Adoption of this statement did not have a significant impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

3. BUSINESS COMBINATIONS

  Acquisitions Accounted for Using the Purchase Method of Accounting

     As described in Note 1, the Company acquired the six Founding Companies upon consummation of the Initial Public Offering, and subsequently completed the 1997 Acquisitions, 1998 Acquisitions and the 1999 Acquisitions.

                              INFOCURE CORPORATION

     The following tables summarize the fair values of the assets acquired, liabilities assumed and consideration given in connection with the foregoing acquisitions accounted for as purchases:

                                                          1999
                                                        PURCHASE         1998           1997
                                                      ACQUISITIONS   ACQUISITIONS   ACQUISITIONS
                                                      ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Accounts receivable.................................    $ 2,504        $10,642        $ 3,218
Inventory...........................................        170          1,426            488
Prepaid expenses....................................        112            347            231
Property and equipment..............................      1,059          4,832          1,227
Goodwill............................................     21,720         56,149         23,215
Capitalized software................................        189            420          2,118
Other assets........................................        318            707            602
Deferred revenue....................................     (1,222)        (4,942)        (3,171)
Accounts payable and accrued expenses...............     (2,735)          (693)          (933)
Notes payable.......................................         (6)            --         (1,650)
Other liabilities...................................       (102)          (742)        (2,744)
                                                        -------        -------        -------
          Net assets acquired.......................    $22,007        $68,146        $22,601
Purchased research and development..................         --          9,000             --
                                                        -------        -------        -------
                                                        $22,007        $77,146        $22,601
                                                        =======        =======        =======
These acquisitions were funded as follows:
Common stock........................................    $ 2,000        $ 4,159        $ 5,569
Notes payable and other payables....................         --         12,826          6,990
Cash................................................     20,007         60,161         10,042
                                                        -------        -------        -------
                                                        $22,007        $77,146        $22,601
                                                        =======        =======        =======

     Certain of the purchase acquisition agreements provided for additional consideration based on the acquired company attaining specified revenue or operating income goals. Maximum contingent consideration payable with respect to the Founding Companies originally aggregated $4.7 million. Maximum determinable contingent consideration aggregated $2.0 million for the 1999 Purchase Acquisitions and $12.4 million for the 1998 Acquisitions. As more fully described in Note 5, portions of the contingent consideration related to the Founding Companies and the 1998 Acquisitions were deemed earned and payable in connection with the Company's restructuring plans. Accordingly, restructuring costs for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997 included approximately $700,000, $750,000 and $2.6 million, respectively, in settlement of estimated contingent consideration obligations related to the affected companies.

     In 1999 and 1998, contingent consideration of approximately $10.9 and $1.1 million, respectively, was earned and recorded as additional purchase price pursuant to the terms of the original purchase agreements. Of this amount, approximately $6.5 million was paid in 1999 and $5.5 million is included in accrued expenses at December 31, 1999. As of December 31, 1999, maximum contingent consideration payable based on future performance is $2.0 million.

     In September 1999, InfoCure exercised its option to convert $7.5 million of the indebtedness given to the seller in connection with the HSD acquisition (Note 9) into shares of common stock of InfoCure and in the fourth quarter of 1999 finalized certain asserted claims and other outstanding issues regarding the acquisition. In connection therewith, the seller agreed to reduce the remaining indebtedness owed to it by approximately $1.3 million. The Company recorded certain adjustments to the goodwill arising from this purchase acquisition to reflect settlement of these claims and the related purchase price adjustment.

                              INFOCURE CORPORATION

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if each of the acquisitions had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                                                         ELEVEN MONTHS
                                                            YEAR ENDED     YEAR ENDED        ENDED
                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
PRO FORMA AMOUNTS                                              1999           1998           1997
-----------------                                          ------------   ------------   -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..................................................    $216,552       $187,637       $146,011
Pro forma net loss available to common stockholders......      (4,271)        (5,409)       (28,931)
Pro forma net loss available to common stockholders
  per share -- after extraordinary item:
       Basic and diluted.................................    $  (0.15)      $  (0.28)      $  (1.86)

  Acquisitions Accounted for Using the Pooling of Interests Method of Accounting

     As described in Note 1, the Company merged with RADMAN in December 1998 in an acquisition accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have previously been restated to include the financial position, results of operations and cash flows of RADMAN for all periods presented.

     During 1999, the Company completed the 1999 Mergers, which provided for the exchange of substantially all of the outstanding equity interest of each entity for shares of InfoCure common stock and are accounted for as poolings of interests (Note 1). Accordingly, the accompanying consolidated financial statements have been restated for all periods presented to include the financial results of the combined companies.

                              INFOCURE CORPORATION

     The following table presents a reconciliation of revenue, loss before extraordinary item and pro forma net loss available to common stockholders previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                                       YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                          1999           1998              1997
                                                      ------------   ------------   -------------------
                                                                       (IN THOUSANDS)
Revenue:
  InfoCure..........................................    $130,150       $ 63,724          $ 18,274
  OMS...............................................      18,651         14,993            12,325
  MSM...............................................       3,734          3,120             4,096
  Orthoware.........................................       2,330          1,800             1,301
  Medfax............................................       7,676          5,517             5,451
  SDM...............................................       4,955          4,626             4,552
  Datamedic.........................................      17,022         20,832            19,191
  Human Touch.......................................       2,288          1,007               798
  Unident...........................................       6,518          4,510               353
  InfoLogic.........................................       2,566          2,362             1,809
  Prism.............................................       3,499          4,355             4,295
  CDL...............................................       4,245          2,999             2,784
                                                        --------       --------          --------
                                                        $203,634       $129,845          $ 75,229
                                                        ========       ========          ========
Income (loss) before extraordinary item:
  InfoCure..........................................    $  3,805       $ (1,861)         $ (8,731)
  OMS...............................................       1,623         (3,296)            1,703
  MSM...............................................        (106)           266                49
  Orthoware.........................................         260            (73)               (2)
  Medfax............................................         643           (729)             (560)
  SDM...............................................         314             47               166
  Datamedic.........................................      (4,599)        (1,069)          (11,237)
  Human Touch.......................................          34             (1)              (17)
  Unident...........................................      (1,545)          (163)              (27)
  InfoLogic.........................................      (1,231)            16                11
  Prism.............................................        (636)            32                32
  CDL...............................................         579             32               (96)
                                                        --------       --------          --------
                                                        $   (859)      $ (6,799)         $(18,709)
                                                        ========       ========          ========

                              INFOCURE CORPORATION

                                                       YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                          1999           1998              1997
                                                      ------------   ------------   -------------------
                                                                       (IN THOUSANDS)
Pro forma net income (loss) available to common
  stockholders -- after extraordinary item:
  InfoCure..........................................    $    870       $ (2,661)         $ (8,731)
  OMS...............................................       1,623         (3,296)            1,703
  MSM...............................................        (106)           266                49
  Orthoware.........................................         260            (73)               (2)
  Medfax............................................         643           (729)             (560)
  SDM...............................................         314             47               166
  Datamedic.........................................      (4,599)        (1,069)          (11,237)
  Human Touch.......................................          34             (1)              (17)
  Unident...........................................      (1,545)          (163)              (27)
  InfoLogic.........................................      (1,231)            16                11
  Prism.............................................        (636)            32                32
  CDL...............................................         579             32               (96)
  Pro forma tax adjustments.........................         137          1,436              (779)
                                                        --------       --------          --------
                                                        $ (3,657)      $ (6,163)         $(19,488)
                                                        ========       ========          ========

     Certain of the 1999 Pooled Companies had fiscal years that differed from that of InfoCure. Therefore, the consolidated balance sheet as of December 31, 1998 reflects the combination of InfoCure's balance sheet as of this date with the balance sheets of the 1999 Pooled Companies as of dates which most closely correspond thereto. The consolidated statements of operations for the year ended December 31, 1998 and the eleven months ended December 31, 1997 reflect the combination of InfoCure's results for these periods with the results of each of the 1999 Pooled Companies for the most closely comparable periods. As of and for the year ended December 31, 1999, the 1999 Pooled Companies' balance sheets and statements of operations have been restated to coincide with InfoCure's year end. As a result, certain of the 1999 Pooled Companies' operations are included in both 1999 and 1998. The net revenue and net loss for such duplicated periods was approximately $5.4 million and $534,000, respectively.

     The Company incurred costs of approximately $3.8 million in completing the 1999 Mergers. Such costs consisted principally of professional fees and related transaction costs.

4. PURCHASED RESEARCH AND DEVELOPMENT

     Through its 1998 acquisition of HSD, the Company acquired three in-process physician practice management system research and development projects. The Company assigned an aggregate value of $9.0 million to the projects, based on the results of an independent appraisal. The appraisal value was determined using a discounted cash flow model with a risk-adjusted discount rate of 28%. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion. Based on the appraisal results, the three projects had an aggregate pre-acquisition cost of $9.9 million, an estimate of $900,000 cost to complete and were approximately 90% complete as of the acquisition date. As of the acquisition date, technological feasibility had not been established and there were no alternative future uses for the projects. Therefore, the Company expensed the $9.0 million related to these in-process research and development projects.

                              INFOCURE CORPORATION

5. RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                                                 ELEVEN MONTHS
                                                    YEAR ENDED     YEAR ENDED        ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COST RELATED TO                                        1999           1998           1997
---------------                                    ------------   ------------   -------------
                                                                 (IN THOUSANDS)
Write-off of goodwill............................    $    --         $   --         $ 6,360
Write-off of capitalized software development
  costs..........................................      5,617             --           1,461
Facility closure and consolidation...............      1,800             --             461
Compensation costs for severance and other
  termination benefits...........................      1,467          1,124           1,916
Incremental costs associated with completion of
  discontinued customer contracts................        681             --              --
Contingent consideration earned or deemed payable
  to former stockholders of entities affected by
  the consolidation and restructuring............        700            750           2,558
Other asset write-downs and costs................        416             --             296
                                                     -------         ------         -------
          Total restructuring and other
            charges..............................    $10,681         $1,874         $13,052
                                                     =======         ======         =======

     The 1999 Plan. In the fourth quarter of 1999, the Company decided to restructure its business into medical and dental divisions, changed its product strategy to begin development of ASP-delivered products and Internet solutions, decided to transition to a subscription pricing model in connection with its change in product strategy, and completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization, expected to be completed in the second quarter of 2000, to consolidate facilities and eliminate staffing redundancies involving approximately 80 employees.

     In connection with the change in product strategy to focus on development of ASP-delivered products and in connection with the restructuring plan, management also re-evaluated the carrying value of its investment in capitalized software. As a result, the Company recorded as a part of restructuring and other charges for 1999, a $5.6 million write-off of capitalized software.

     Staffing reductions were finalized for the new dental division and communicated in the first quarter of 2000. Accordingly, compensation costs, including severance and other termination benefits aggregating approximately $1.0 million are expected to be recorded in the first quarter of 2000 in accordance with the provisions of EITF No. 94-3.

     The 1997 Plans. Effective December 1, 1997, the Company determined to restructure through a plan to consolidate existing facilities and acquired operations. This restructuring plan enabled the Company to leverage more effectively present and planned acquisitions, streamline its offering of products and services and respond more effectively to changing market conditions. In connection therewith, management also re-evaluated the Company's investment in goodwill and capitalized software in light of current market conditions and the restructuring plan. Management determined that, based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of certain long-lived assets, principally of Rovak and DR Software, may not be recoverable. The resultant impairment of long-lived assets, due principally to the impact of pending new acquisitions (Notes 1 and 3), necessitated a write-down of approximately $7.8 million as follows: (1) $3.5 million and $2.8 million of goodwill representing the excess of cost over net assets of the acquisition of Rovak and DR Software, respectively, acquired in July 1997 and (2) $1.5 million of capitalized software related to products whose future utility was diminished based on market conditions. The estimated fair values of these

                              INFOCURE CORPORATION
long-lived assets were determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     The Company also recorded costs and accrued liabilities to close redundant facilities, cancel leases and other executory contracts and recognize contingent consideration earned or deemed payable under terms of certain acquisition agreements for acquired companies affected by the consolidation and restructuring.

     The 1997 restructuring plan, which was completed in the second quarter of 1998, also included termination of certain redundant staff positions. Details of this element of the restructuring plan were finalized and communicated in the first quarter of 1998. Accordingly, compensation costs, including severance and other termination benefits for approximately 50 employees, and other future costs related to the restructuring aggregating $1.1 million, were recognized in the first quarter of 1998 in accordance with EITF No. 94-3.

     Datamedic, one of the 1999 Pooled Companies, underwent a plan of reorganization in 1997. Under provisions of this plan staff reductions and realignment were effected to reduce costs and improve profitability. Restructuring costs of approximately $1.9 million were recorded to provide for severance and other costs associated with the staff reductions.

     A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                                 RESERVES
                                ESTABLISHED               RESERVE                             RESERVE
                               ELEVEN MONTHS    COSTS     BALANCE                   COSTS     BALANCE
                                   ENDED       APPLIED    DECEMBER                 APPLIED    DECEMBER
                               DECEMBER 31,    AGAINST      31,        RESERVE     AGAINST      31,        RESERVE
DESCRIPTION                        1997        RESERVES     1997     ADJUSTMENTS   RESERVES     1998     ADJUSTMENTS
-----------                    -------------   --------   --------   -----------   --------   --------   -----------
                                                                  (IN THOUSANDS)
Write-off of goodwill........     $ 6,360      $(6,360)    $   --      $   --      $    --      $ --       $    --
Write-off of capitalized
  software development
  costs......................       1,461       (1,461)        --          --           --        --         5,617
Facility closure,
  consolidation and lease
  termination costs..........         461           --        461          --         (178)      283         1,800
Contingent consideration
  earned or deemed payable to
  former stockholders of
  entities affected by the
  consolidation and
  restructuring..............       2,558           --      2,558         750       (3,308)       --           700
Compensation costs for
  severance and other
  termination benefits.......       1,916         (316)     1,600       1,124       (2,724)       --         1,467
Incremental costs associated
  with completion of
  discontinued customer
  contracts..................          --           --         --          --           --        --           681
Other asset write-downs and
  costs......................         296         (143)       153          --         (153)       --           416
                                  -------      -------     ------      ------      -------      ----       -------
                                  $13,052      $(8,280)    $4,772      $1,874      $(6,363)     $283       $10,681
                                  =======      =======     ======      ======      =======      ====       =======


                                          RESERVE
                                COSTS     BALANCE
                               APPLIED    DECEMBER
                               AGAINST      31,
DESCRIPTION                    RESERVES     1999
-----------                    --------   --------
                                 (IN THOUSANDS)
Write-off of goodwill........  $    --     $   --
Write-off of capitalized
  software development
  costs......................   (5,617)        --
Facility closure,
  consolidation and lease
  termination costs..........     (649)     1,434
Contingent consideration
  earned or deemed payable to
  former stockholders of
  entities affected by the
  consolidation and
  restructuring..............     (350)       350
Compensation costs for
  severance and other
  termination benefits.......     (952)       515
Incremental costs associated
  with completion of
  discontinued customer
  contracts..................     (446)       235
Other asset write-downs and
  costs......................     (416)        --
                               -------     ------
                               $(8,430)    $2,534
                               =======     ======

     The terminated leases have various expiration dates through 2002 and the other costs will be paid in the first half of 2000.

                              INFOCURE CORPORATION

6. PROPERTY AND EQUIPMENT

     Major classes of property and equipment consisted of the following:

                                                      ESTIMATED
                                                       USEFUL
                                                        LIVES     DECEMBER 31,   DECEMBER 31,
                                                       (YEARS)        1999           1998
                                                      ---------   ------------   ------------
                                                                  (IN THOUSANDS)
Land................................................      --        $ 1,300        $    --
Buildings...........................................      40          8,885          2,671
Office and computer equipment.......................     3-5         15,337         11,612
Furniture and fixtures..............................     5-7          3,014          2,875
Equipment under capital lease obligations...........     3-5          2,831          2,167
Leasehold improvements and other....................     3-5          2,405          1,439
                                                                    -------        -------
                                                                     33,772         20,764
Less accumulated depreciation.......................                  9,708          7,878
                                                                    -------        -------
                                                                    $24,064        $12,886
                                                                    =======        =======

     Depreciation expense was approximately $4.0, $2.5 and $1.7 million for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, respectively. In connection with the restructuring plans described in Note 5, the Company disposed of property and equipment, primarily office and computer equipment, with a net book value of approximately $188,000 and $155,000 in 1999 and 1997, respectively.

7. OTHER INTANGIBLE ASSETS

     Other intangible assets consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Purchased technology........................................     $6,530        $    --
Customer lists..............................................      1,915          1,915
Loan costs..................................................      1,055          4,656
Capitalized software development costs......................      1,118          3,671
Capitalized costs of future acquisitions....................        300            402
Other.......................................................        815            915
                                                                 ------        -------
                                                                 11,733         11,559
Less accumulated amortization...............................      2,551          3,317
                                                                 ------        -------
                                                                 $9,182        $ 8,242
                                                                 ======        =======

     In the fourth quarter of 1999, the Company acquired technology for deliverying practice management applications in an ASP delivery model in exchange for cash and common stock aggregating approximately $6.5 million. This technology will be utilized by the Company's research and development staff in the development of its own ASP-delivered products. Costs to complete this technology will be capitalized until products are ready for general release and then will be amortized over the estimated useful life of the related products. As described in Note 5, approximately $5.6 million of capitalized software was written off in 1999 as a result of this change in product strategy. The remaining capitalized software development costs relate to products not being replaced, primarily those related to various e-commerce applications.

                              INFOCURE CORPORATION

     Amortization of capitalized software charged to operations was approximately $777,000, $285,000 and $1.2 million for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, respectively. As discussed in Note 9, approximately $4.9 million of unamortized loan costs were written off in conjunction with the April 1999 prepayment of the Company's acquisition credit facility.

8. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Additional purchase price consideration.....................    $ 5,500         $1,100
Compensation................................................      4,923          3,437
Interest....................................................      1,114          1,730
Professional fees...........................................        799            169
Taxes, other than income....................................        531          1,101
Other.......................................................      2,439          1,057
                                                                -------         ------
                                                                $15,306         $8,594
                                                                =======         ======

9. NOTES PAYABLE AND LONG-TERM DEBT

  Notes Payable

     As of December 31, 1999, the Company had a $1.2 million note payable due December 31, 2000 together with interest at 5% per annum. This amount represents the remaining balance due the seller in connection with the HSD acquisition following conversion of a portion of the total indebtedness and a reduction in the total obligation negotiated by the parties in settlement of the purchase price (see below).

     As of December 31, 1998, the Company had a $2.0 million short-term note payable with interest at 12% per annum given in connection with an acquisition. This note was repaid in 1999.

  Long-Term Debt

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Notes payable, FINOVA Capital Corporation ("FINOVA") (a)....    $36,785        $68,351
Subordinated notes payable, remainder of purchase price for
  acquisitions (b)..........................................         --         10,604
Subordinated notes payable to stockholders; interest rates
  between 7% and 10% per annum; paid in 1999................         --            180
Other.......................................................      5,087          8,570
                                                                -------        -------
                                                                 41,872         87,705
Less current portion........................................        694         14,809
                                                                -------        -------
                                                                $41,178        $72,896
                                                                =======        =======

(a) Under provisions of an agreement dated August 11, 1999, the Company has a $100 million credit facility with FINOVA including a revolving loan for the funding of the acquisition program and working capital needs and a term loan for certain real estate purchases. The credit facility has a five-year term and is collateralized by substantially all of the Company's assets and the accounts receivable, cash flows and

                              INFOCURE CORPORATION
    assets of any companies acquired in the future. Interest accrues at an annual rate based, at the Company's option, on prime plus 0.5% to 1.25% or LIBOR plus 2.0% to 2.75%, depending on the achievement of certain debt service ratios. At December 31, 1999, the rate was 9.0%. The agreement provides for mandatory prepayments based upon achieving certain defined levels of cash flows and contains certain restrictive covenants.

    The Company's previous credit facility was repaid in April 1999 with proceeds from the sale of common stock. In connection with this early retirement of debt the Company recognized an extraordinary item for the unamortized portion of the loan costs and prepayment costs which aggregated approximately $4.9 million and, net of estimated tax effect, approximately $2.9 million or $0.10 per share.

(b) The subordinated notes payable for the remainder of purchase price for acquisitions consisted of two notes at December 31, 1998.

    One note, for $10.0 million given in connection with the purchase of HSD, was convertible, at the Company's option during the first year of the term, into shares of common stock at a rate based on the market value of the common stock. In September 1999, the Company gave notice of its intent to convert $7.5 million of this note and issued approximately 373,000 shares in connection therewith. Terms of the conversion option provided that, in the event the conversion shares are subsequently sold at a price below the conversion price, the Company is obligated to pay the difference either in cash or by the issuance of additional shares. The shares were in fact sold at a lower price and, at December 31, 1999, the Company's obligation under the price protection feature was approximately $1.7 million. The form of settlement of this amount has not yet been determined. Of the remaining balance due under the original note, approximately $1.2 million was exchanged for a 5% note payable due December 2000 and the balance forgiven by the holder in settlement of certain asserted claims and other issues associated with the purchase.

    The remaining $604,000 note payable was converted into approximately 202,000 shares of common stock in accordance with its original terms.

As of December 31, 1999, future maturities of long-term debt are as follows:

YEAR                                                              AMOUNT
----                                                              ------
                                                              (IN THOUSANDS)
2000........................................................     $   694
2001........................................................       3,006
2002........................................................       7,025
2003........................................................       7,283
2004........................................................      22,973
Thereafter..................................................         891
                                                                 -------
          Total.............................................     $41,872
                                                                 =======

                              INFOCURE CORPORATION

10. COMMITMENTS

  Operating Leases

     The Company leases office facilities and certain equipment under operating leases having original terms ranging from one to seven years. Approximate future minimum rentals, by year and in the aggregate, under noncancellable operating leases with remaining terms of more than one year are as follows:

                            YEAR                                  AMOUNT
                            ----                                  ------
                                                              (IN THOUSANDS)
2000........................................................     $ 4,394
2001........................................................       3,804
2002........................................................       3,402
2003........................................................       1,529
2004........................................................         386
                                                                 -------
          Total.............................................     $13,515
                                                                 =======

     Rent expense was approximately $3.9, $3.0 and $2.0 million for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, respectively.

  Employee Benefit Plan

     In January 1998, the Company implemented a qualified 401(k) savings plan (the "Plan") covering all employees meeting certain age and years of service eligibility requirements. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

     During the eleven months ended December 31, 1997, the companies comprising the Founding Companies and the 1997 Acquisitions had separate benefit plans for employee retirement. As of January 31, 1998, all previous plans were rolled into the newly adopted plan. Contributions to employee benefit plans for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997 were approximately $1.7 million, $512,000 and $100,000, respectively. The contribution for the year ended December 31, 1998 was made in common stock during 1999.

11. STOCKHOLDERS' EQUITY

  Institutional Investor

     Under the terms of a private placement agreement with an institutional investor (the "Investor"), the Company can require that the Investor purchase shares of the Company's common stock (the "Put Options"). Generally, upon exercise of a Put Option, the Investor must tender the amount designated by the Company (the "Investment Amount"). The number of shares to be issued upon exercise of a Put Option is based on a nominal discount of the stock's average closing price, as defined in the agreement.

     The Investor has committed to invest up to $10.0 million. The Company has exercised $7.0 million in three installments from September 28 through December 31, 1998. The most recent installment, for $2.0 million, was initiated in December 1998 and closed in January 1999. A total of 862,644 shares have been issued pursuant to the Put Options.

     The Company also granted the Investor warrants to acquire 200,000 shares of common stock (see below).

                              INFOCURE CORPORATION

  Convertible Redeemable Preferred Stock

     In February 1998, the Company completed the sale of 850,060 shares of its convertible redeemable preferred stock in a private placement for approximately $8.5 million, which netted the Company $7.8 million after commissions and offering expenses. These proceeds were used primarily for funding future acquisitions and related expenses. Upon completion of the Company's April 1999 stock offering, the preferred stock was automatically converted into shares of common stock.

     The preferred stock was immediately convertible at the date of original issuance. In connection with this immediate conversion feature the Company recognized $800,000 as an accretive dividend attributable to the preferred stock issuance including commissions and the estimated value of warrants granted to the placement agent.

  Stock Compensation Plans

     The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors, and consultants. These plans include the InfoCure Corporation 1996 Stock Option Plan, the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, and the InfoCure Corporation Directors Stock Option Plan. The Company has also assumed the stock options of AMC, its predecessor, which were outstanding at July 10, 1997 and the outstanding options of RADMAN and the 1999 Pooled Companies. Such options were converted at the applicable rate used to issue the Company's common stock in the mergers.

     Under the InfoCure Corporation 1996 Stock Option Plan, 6.0 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted Incentive Stock Options ("ISOs") within the dollar limitations under Section 422(d) of the Internal Revenue Code. The exercise price of all ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Options granted to directors and consultants must be nonqualified stock options. Options vest ratably over the four-year period beginning on the grant date.

     Under the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, 1.0 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees are granted nonqualified stock options based on years of service with the Company and are fully vested four years from the grant date. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the common stock as of the grant date.

     Under the InfoCure Corporation Directors Stock Option Plan, 200,000 shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the Board of Directors, a director receives an option grant of 20,000 shares and may receive an additional option grant of 5,000 shares on each anniversary date. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date.

     In 1998, the Company implemented the InfoCure Employee Stock Purchase Plan. This plan allows employees of the Company to purchase common stock through payroll deductions for 85% of fair market value. As of December 31, 1999, there are 300,000 shares of common stock reserved for issuance under this plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings

                              INFOCURE CORPORATION
and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts because the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, the Company expects to grant additional awards in future years.

     The Company has elected to account for its stock options under the intrinsic value method as outlined in APB No. 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

     The fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997.

                                                       YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                          1999           1998              1997
                                                      ------------   ------------   -------------------
Risk-free interest rate.............................       6.2%           6.0%           5.7 - 6.2%
Dividend yield......................................       0.0%           0.0%                 0.0%
Volatility factor...................................     119.0%          58.0%                19.7%
Weighted average expected life (in years)...........         4              4                    5

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                          1999           1998              1997
                                                      ------------   ------------   -------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss available to common stockholders:
  As reported.......................................    $ (3,794)      $(7,599)          $(18,709)
  Pro forma.........................................     (11,752)       (8,941)           (18,813)
Pro forma basic loss available to common
  stockholders per share:
  As reported.......................................    $  (0.14)      $ (0.39)          $  (1.21)
  Pro forma.........................................       (0.42)        (0.46)             (1.21)

                              INFOCURE CORPORATION

     A summary of stock option activity, and related information for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, as follows:

                                                                         WEIGHTED-AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at January 31, 1997............................    744,877        $ 3.76
  Granted..................................................  1,970,942          2.12
  Exercised................................................         --            --
  Forfeited or canceled....................................     (6,281)         3.98
                                                             ---------
Outstanding at December 31, 1997...........................  2,709,538          2.00
  Granted..................................................  3,602,361          6.58
  Exercised................................................   (101,774)         0.61
  Forfeited or canceled....................................   (514,852)         4.43
                                                             ---------
Outstanding at December 31, 1998...........................  5,695,273          4.83
  Granted..................................................  3,125,900         19.81
  Exercised................................................   (830,839)         3.95
  Forfeited or canceled....................................     (1,543)         5.00
                                                             ---------
Outstanding at December 31, 1999...........................  7,988,791         10.78
                                                             =========
Options exercisable at December 31, 1997...................    506,670          0.39
Options exercisable at December 31, 1998...................  1,150,320          1.33
Options exercisable at December 31, 1999...................  2,254,812          4.33

     The weighted average fair value of options granted for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, were $15.53, $3.33 and $0.67, respectively.

     The following table summarizes information about the Company's outstanding stock options at December 31, 1999:

                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 -----------------------------------------   --------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
   RANGE OF      OUTSTANDING AT    REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
   EXERCISE       DECEMBER 31,    CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
    PRICES            1999        LIFE (YEARS)     PRICE          1999          PRICE
   --------      --------------   ------------   ---------   --------------   ---------
$ 0.67 -  2.07     1,609,479          1.6         $ 2.01         867,555        $1.91
  2.10 -  4.91       548,660          1.7           3.78         211,245         2.66
  5.00 -  6.75     1,080,176          2.8           6.45       1,018,691         6.00
  6.82 - 13.22     1,736,869          2.6           7.89         157,321         7.50
 13.75 - 31.00     3,013,607          3.5          17.78              --           --
                   ---------                                   ---------
  0.67 - 31.00     7,988,791          2.7          10.78       2,254,812         4.33
                   =========                                   =========

  Restricted Stock Award

     In 1998, Infocure's board of directors approved a restricted stock award aggregating 190,000 shares of common stock as part of an incentive compensation package to three executives. The fair value of this award at the grant date of approximately $1.1 million was recorded as deferred compensation amortizable over its ten year vesting period; however, the vesting could be accelerated upon the occurrence of certain events. Under the terms of the agreement, 50% of the unvested shares will automatically vest upon the Company's stock having an average closing price of $12.50 per share over a 20-day period. The remainder of the unvested shares will automatically vest upon the Company's stock having an average closing price of $20 per share over a 20-day period. The award fully vested in 1999.

                              INFOCURE CORPORATION

  Warrants

     In connection with the 1997 acquisition of PACE, the Company issued to the former owners of PACE ten-year warrants to acquire 372,000 shares of common stock at an exercise price of $4.57 per share. As of December 31, 1999, 32,000 of these warrants had been exercised.

     In connection with the private placement of redeemable preferred stock in February 1998, the Company granted to the placement agent a ten-year warrant to acquire 200,000 shares of common stock at an exercise price of $4.50 per share. The $219,000 estimated value of this warrant was recorded as part of the accretive dividend attributed to the preferred stockholders. As of December 31, 1999, 179,593 of these warrants had been exercised.

     In connection with the 1998 private placement arrangement with the Investor, the Company granted a warrant to acquire 200,000 shares of common stock at $11.50 per share. This warrant has a five-year term and is immediately exercisable. As of December 31, 1999, 12,169 of these warrants had been exercised.

     In connection with the October 1998 loan which increased the availability under the Company's credit facility, the lender was granted the right to acquire up to 490,000 shares of common stock at $6 per share. This warrant is immediately exercisable and has a ten-year term. The estimated fair value of approximately $1.5 million has been recorded as deferred loan costs. At December 31, 1999, 100,000 of these warrants had been exercised.

     In connection with a certain acquisitions, the Company assumed approximately 55,000 outstanding warrants with exercise prices ranging from $0.79 to $134.78, which expire at various dates through 2007. Additionally, approximately 45,000 warrants remain from an original grant of 280,000 made to the underwriter in connection with the Initial Public Offering. These warrants have an exercise price of $3.30 and expire in 2002.

12. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                               YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                              DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                  1999           1998              1997
                                              ------------   ------------   -------------------
                                                               (IN THOUSANDS)
Current:
  Federal...................................    $    --        $ 1,098            $    69
  State.....................................         --            235                  6
                                                -------        -------            -------
          Total current expense.............         --          1,333                 75
                                                -------        -------            -------
Deferred:
  Federal...................................     (1,300)        (3,098)            (5,971)
  State.....................................       (177)          (423)              (814)
                                                -------        -------            -------
          Total deferred benefit............     (1,477)        (3,521)            (6,785)
                                                -------        -------            -------
Change in deferred tax asset valuation
  allowance.................................         --           (285)               285
                                                -------        -------            -------
          Total income tax benefit..........     (1,477)        (2,473)            (6,425)
Income tax benefit on extraordinary item....      1,916             --                 --
Pro forma tax adjustments...................        137          1,436               (779)
                                                -------        -------            -------
Income tax expense (benefit)................    $   576        $(1,037)           $(7,204)
                                                =======        =======            =======

     As discussed in Notes 1 and 3, the Company completed acquisitions of eleven companies accounted for as pooling of interests. Four of these eleven companies were pass-through entities for tax purposes in which the

                              INFOCURE CORPORATION
then-owners agreed to report their share of income or loss in their respective individual income tax returns. Upon their acquisition by the Company, the pass-through tax status terminated. Pro forma net loss available to common stockholders and pro forma net loss available to common stockholders per share are presented in the consolidated operations as if each of these entities had been a taxable corporation during the periods presented.

     Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Current:
  Deferred tax assets:
     Allowance for doubtful accounts........................    $ 1,321        $   288
     Deferred revenue and customer deposits.................        246            782
     Accrued restructuring costs............................      1,213             72
     Accrued expenses.......................................         37            323
     Credit carryforward....................................         --             --
     Other..................................................         26             45
                                                                -------        -------
          Total current deferred tax assets.................      2,843          1,510
                                                                -------        -------
Noncurrent:
  Deferred tax assets:
     Basis difference of goodwill, capitalized software
       costs, property and equipment and other assets.......      1,846          4,634
     Business credit carry forwards.........................      1,997          1,026
     Net operating loss carry forwards......................      9,120          6,158
                                                                -------        -------
          Total noncurrent deferred tax assets..............     12,963         11,818
                                                                -------        -------
                                                                $15,806        $13,328
                                                                =======        =======

     The Company's effective income tax rate varied from the U.S. federal statutory rate as follows:

                                               YEAR ENDED     YEAR ENDED    ELEVEN MONTHS ENDED
                                              DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                  1999           1998              1997
                                              ------------   ------------   -------------------
                                                               (IN THOUSANDS)
Expected tax expense (benefit)..............     $  (96)       $(2,664)           $(8,810)
Increase (decrease) in income taxes
  resulting from:
  State income taxes........................        (20)          (549)            (1,814)
  Nondeductible goodwill amortization.......      1,011            724              2,306
  Other, net................................       (456)           301              1,608
  Effect of operations of pooled companies
     which were pass-through entities.......        137          1,436               (779)
  Change in deferred tax asset valuation
     allowance..............................         --           (285)               285
                                                 ------        -------            -------
          Net income tax expense
            (benefit).......................     $  576        $(1,037)           $(7,204)
                                                 ======        =======            =======

     As of December 31, 1999, the Company and its subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $24.0 million, which expire at various dates to 2014.

                              INFOCURE CORPORATION

Approximately $19.0 million of such loss carryforwards is attributable to preacquisition tax attributes of subsidiaries. Utilization of such carryforwards is subject to substantial limitations resulting from the change in ownership of these subsidiaries based on applicable provisions in the federal tax code. Management has assessed the realizability of its deferred tax assets and has concluded that it is more likely than not that such deferred tax assets will be fully utilized.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest amounted to approximately $4.9 million, $2.3 million and $549,000 for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, respectively. The Company made cash payments for income taxes of approximately $3.3 million, $1.2 million and $203,000 for the years ended December 31, 1999 and 1998 the eleven months ended December 31, 1997, respectively.

     During the year ended December 31, 1999, the Company acquired certain property and equipment with an aggregate value of approximately $8.6 million in exchange for indebtedness including a mortgage and capital lease obligations. Additionally, common stock with an aggregate value of approximately $17.0 million was issued for (1) acquisition of assets -- $7.0 million; (2) conversion of notes payable -- $8.2 million; (3) payment of contingent consideration obligations -- $1.8 million.

     During the year ended year ended December 31, 1998, the Company issued stock warrants with an aggregate value of approximately $1.7 million for services rendered to the Company.

     During the eleven months ended December 31, 1997, the Company issued common stock with an aggregate fair value of approximately $5.6 million and incurred notes payable and other liabilities of approximately $7.0 million in connection with acquisition of the Founding Companies and the 1997 Acquisitions. During the year ended December 31, 1998, the Company issued common stock with an aggregate fair value of approximately $4.2 million and incurred notes payable and other liabilities of approximately $12.8 million in connection with acquisitions completed during the period.

14. SEGMENT REPORTING

     The Company has historically evaluated its business based on the hardware platform (i.e. desktop computer, AS400, etc.) provided or utilized by its clients and/or the medical specialty (i.e. radiology, orthodontia, etc.) of groups of clients. The Company's acquisition program has generated growth that has continually changed and reshaped these bases for evaluation making comparisons between the current and prior periods impracticable. Effective in the fourth quarter of 1999, in connection with its change in product strategy to focus on development of ASP-delivered products and Internet solutions, the Company announced its plans for a reorganization of its business centered around medical and dental strategic business units.

     The Company's products and services are similar; however, management believes that the delineation of medical and dental business units provides definition for reportable segments and is consistent with its newly adopted business model. Additionally, the corporate segment consists of corporate services including executive office, marketing, personnel, finance and administration together with rental activities. All activities of prior periods have been recast on this basis.

                              INFOCURE CORPORATION

     Management evaluates performance primarily on the basis of operating profit or loss and EBITDA (earnings before interest, income taxes, depreciation, amortization and non-recurring charges) contribution. Management does not make use of identifiable assets information in its evaluation of performance and there are no significant intersegment activities. The following tables provide information concerning operations in these reportable segments.

                                                                                       ELEVEN MONTHS
                                                          YEAR ENDED     YEAR ENDED        ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1999           1998           1997
                                                         ------------   ------------   -------------
                                                                       (IN THOUSANDS)
Revenue:
  Medical..............................................    $153,426       $ 86,358       $ 53,745
  Dental...............................................      49,566         43,487         21,484
  Corporate............................................         642             --             --
                                                           --------       --------       --------
                                                           $203,634       $129,845       $ 75,229
                                                           ========       ========       ========
Operating profit (loss) (a):
  Medical..............................................    $ 19,114       $  9,685       $(13,405)
  Dental...............................................      10,815          7,969          2,484
  Corporate............................................     (10,823)        (4,217)        (1,289)
                                                           --------       --------       --------
                                                             19,106         13,437        (12,210)
                                                           --------       --------       --------
Depreciation and amortization:
  Medical..............................................      10,082          3,833          3,832
  Dental...............................................       2,841          2,117            545
  Corporate............................................       1,567            432             24
                                                           --------       --------       --------
                                                             14,490          6,382          4,401
                                                           --------       --------       --------
EBITDA:
  Medical..............................................      29,196         13,518         (9,573)
  Dental...............................................      13,656         10,086          3,029
  Corporate............................................      (9,256)        (3,785)        (1,265)
                                                           --------       --------       --------
                                                           $ 33,596       $ 19,819       $ (7,809)
                                                           ========       ========       ========
Interest expense and other, net........................    $  3,513       $  3,829       $    573
                                                           ========       ========       ========
Non-recurring charges (including restructuring and
  other charges, merger costs, compensatory stock
  awards and purchased research and development):
  Medical..............................................    $  5,305       $  9,000       $  6,589
  Dental...............................................       2,903            750          6,463
  Corporate............................................       7,668          7,694             78
                                                           --------       --------       --------
                                                           $ 15,876       $ 17,444       $ 13,130
                                                           ========       ========       ========
Loss before income taxes and extraordinary item........    $   (283)      $ (7,836)      $(25,913)
                                                           ========       ========       ========

---------------

(a) Excludes non-recurring charges -- restructuring and other charges, merger costs, compensatory stock awards, and purchased research and development

                              INFOCURE CORPORATION

15. SUBSEQUENT EVENTS

     During 1999, the Company entered into a definitive agreement to acquire all the outstanding equity interests of Medical Dynamics, Inc. ("MEDY") in exchange for approximately 900,000 shares of InfoCure common stock. The transaction is expected to close in the second quarter of 2000. In connection with this proposed transaction, the Company has also committed to advance MEDY up to $1.0 million under terms of a loan agreement dated October 1999. As of December 31, 1999, $500,000 had been advanced, which is reflected in other non-current assets on the accompanying consolidated balance sheet.

     In February 2000, InfoCure entered into an agreement with Healtheon/WebMD whereby Healtheon/WebMD would acquire up to $100.0 million of convertible redeemable preferred stock of VitalWorks, InfoCure's newly-formed subsidiary. In consideration of the investment, the agreement provides for development and distribution agreements between the parties to create an industry-standard physician practice management system to be delivered through an ASP delivery model. Similarly, the parties entered into a marketing agreement which, with respect to services conducted by VitalWorks, provides for utilization, delivery and promotion of Healtheon/WebMD's clinical financial transaction and EDI services. InfoCure received $10.0 million in exchange for shares of Series A preferred stock of VitalWorks, which will automatically be converted into 1% of the outstanding common stock of VitalWorks (on a diluted basis) upon completion of an initial public offering of VitalWorks. The agreement contemplates the investment of an additional $90 million upon completion of an initial public offering of VitalWorks, subject to regulatory approval and approval of both companies' board of directors. The companies are currently negotiating definitive documentation and discussing the terms of their relationship, including the amount and form of the contemplated further investment by Healtheon/WebMD in VitalWorks.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

Board of Directors
InfoCure Corporation

     The audits referred to in our report to InfoCure Corporation and subsidiaries, dated February 21, 2000 which is contained in Item 8 of this Form 10-K, included the audit of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Atlanta, Georgia
February 21, 2000

                                                                     SCHEDULE II

                     INFOCURE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 CHARGED TO
                                       BALANCE AT   CHARGED TO      OTHER
                                       BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --     BALANCE AT
DESCRIPTION                            OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE       END OF PERIOD
-----------                            ----------   ----------   -----------   -------------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended December 31, 1999.......    $1,526       $3,746         $--          $  (976)(A)      $4,296
  Year ended December 31, 1998.......     1,231        1,630         --            (1,335)          1,526
  Eleven Months ended December 31,
     1997............................     1,175        1,664         --            (1,608)          1,231
ALLOWANCE FOR DEFERRED TAXES
  Year ended December 31, 1999.......        --           --         --                --              --
  Year ended December 31, 1998.......       285           --         --              (285)(B)          --
  Eleven Months ended December 31,
     1997............................        --          285         --                --             285

---------------

(A) Uncollected receivables written off.
(B) Recovery of valuation reserve.