Form 10-K/A
period 1999-12-31
INFOCURE CORP
filed 2000-05-01
CIK 1028584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

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

     As of March 28, 2000, 33,134,445 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INFOCURE CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   15
Item 3.    Legal Proceedings...........................................   15
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
Item X.    Executive Officers of the Registrant........................   16
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   17
Item 6.    Selected Financial Data.....................................   18
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   19
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   29
Item 8.    Financial Statements and Supplementary Data.................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   30
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   30
Item 11.   Executive Compensation......................................   31
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   36
Item 13.   Certain Relationships and Related Transactions..............   37
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   37

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

                                                                     ELEVEN
                                                                     MONTHS
                                                  YEAR ENDED         ENDED         YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,     JANUARY 31,
                                              ----------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:      1999     1998(1)      1997       1997       1996
------------------------------------------    --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Systems and software......................  $ 96,241   $ 67,608   $ 37,002   $ 21,087   $ 24,239
  Maintenance, support and services.........   107,393     62,237     38,227     32,557     29,517
                                              --------   --------   --------   --------   --------
          Total revenue.....................   203,634    129,845     75,229     53,644     53,756
                                              --------   --------   --------   --------   --------
Operating expense:
  Hardware and other items purchased for
     resale.................................    49,613     28,981     19,255     14,408     12,931
  Selling, general and administrative
     (excluding compensatory stock
     awards)................................   104,770     63,647     49,864     36,693     34,928
  Research and development..................    15,655     17,398     13,919      7,516      7,154
  Depreciation and amortization.............    14,490      6,382      4,401      2,603      3,030
  Compensatory stock awards.................     1,431      6,447         78         --         --
  Purchased research and development........        --      9,000         --         --         --
  Restructuring and other charges...........    10,681      1,874     13,052         --         --
  Merger costs..............................     3,764        123         --         --         --
                                              --------   --------   --------   --------   --------
          Total operating expense...........   200,404    133,852    100,569     61,220     58,043
                                              --------   --------   --------   --------   --------
Operating income (loss).....................     3,230     (4,007)   (25,340)    (7,576)    (4,287)
Other expense (income):
  Interest, net.............................     3,513      4,029        897        812        739
  Other, net                                        --       (200)      (324)       (31)        --
                                              --------   --------   --------   --------   --------

                                                                               ELEVEN
                                                                               MONTHS
                                                            YEAR ENDED         ENDED
                                                           DECEMBER 31,     DECEMBER 31,     YEAR ENDED
                                                        -------------------                  JANUARY 31,
                                                                   ------------------------------
                                                                                         -------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA: (CONTINUED)    1999     1998(1)      1997       1997       1996
------------------------------------------------------  --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss before income taxes and extraordinary item...          (283)    (7,836)   (25,913)    (8,357)    (5,026)
                                                        --------   --------   --------   --------   --------
Income tax expense (benefit).....................            576     (1,037)    (7,204)    (2,411)      (340)
                                                        --------   --------   --------   --------   --------
Net loss before extraordinary item...............           (859)    (6,799)   (18,709)    (5,946)    (4,686)
                                                        --------   --------   --------   --------   --------
Extraordinary item...............................          2,935         --         --         --         --
                                                        --------   --------   --------   --------   --------
Net loss.........................................         (3,794)    (6,799)   (18,709)    (5,946)    (4,686)
                                                        --------   --------   --------   --------   --------
Accretive dividend...............................             --        800         --         --         --
                                                        --------   --------   --------   --------   --------
Net loss available to common stockholders........       $ (3,794)  $ (7,599)  $(18,709)  $ (5,946)  $ (4,686)
                                                        ========   ========   ========   ========   ========
Net loss per share(2):
  Basic and diluted..............................       $  (0.14)  $  (0.39)  $  (1.21)
                                                        ========   ========   ========
Shares used in computing net loss per share:
  Basic and diluted..............................         27,994     19,312     15,523
                                                        ========   ========   ========
OTHER DATA:
---------------
EBITDA...........................................       $ 33,596   $ 19,819   $ (7,809)  $ (4,973)  $ (1,257)
                                                        ========   ========   ========   ========   ========

                                                             AS OF                     AS OF
                                                         DECEMBER 31,               JANUARY 31,
                                                 -----------------------------   -----------------
CONSOLIDATED BALANCE SHEET DATA:                   1999       1998      1997      1997      1996
--------------------------------                 --------   --------   -------   -------   -------
Cash and cash equivalents......................  $ 16,836   $ 10,302   $ 6,795   $ 3,822   $ 1,280
Working capital................................    26,601     (3,598)   (6,736)   (5,233)   (5,000)
Total assets...................................   220,504    160,132    65,794    33,013    24,434
Long-term debt, less current portion...........    41,178     72,896    12,394     5,962     5,883
Convertible, redeemable preferred stock........        --      8,501        --        --        --
Stockholders' equity (capital deficit).........   135,339     22,772    11,615     5,051    (1,138)

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

EXECUTIVE OFFICERS

     See Item X in Part I of this report for information regarding the executive officers of InfoCure.

DIRECTORS

     Information regarding the directors of InfoCure is set forth below.

James D. Elliott

     Mr. Elliott, age 40, has served as a director of InfoCure since March 1997. Since 1991, Mr. Elliott has been the president of Cablepro, Inc., a computer/telephone cable systems integration company. He was president of GE Network Services from August 1996 until August 1997. Mr. Elliott co-founded Universal Data Consultants, Inc., a systems integrator, in 1983 and served as its president from 1983 until it was purchased by GE Capital Services Company in July 1996. Mr. Elliott has also served as a director of Abdata Systems, Inc. since February 1998. Mr. Elliott holds a B.S. in Economics from the University of Georgia.

Frederick L. Fine

     Mr. Fine, age 41, is a founder of InfoCure and currently serves as its President and Chief Executive Officer. He has served as a director of InfoCure since its inception. Mr. Fine served as president of American Medcare from 1995 to 1997 and as president of International Computer Solutions, a subsidiary of American Medcare, from 1994 to 1997. From 1993 to 1995, Mr. Fine served as executive vice president of American Medcare, and from 1985 to 1994 served as executive vice president of International Computer Solutions, which he co-founded in 1985. From 1991 to 1993, Mr. Fine served as vice president of Newport Capital, Inc., predecessor to American Medcare. Mr. Fine has served as a director of InfoCure as well as American Medcare, International Computer Solutions and Newport Capital throughout the terms of his employment by each company. From 1983 to 1985, Mr. Fine was with Informatics General Corporation, a supplier of accounting software, and from 1981 to 1983 was with Moore Business Systems, a division of Moore Corporation Ltd., a provider of practice management systems. Mr. Fine holds a B.S. in Economics from the University of Georgia.

Richard E. Perlman

     Mr. Perlman, age 53, has served as InfoCure's Chairman and Treasurer since December 1997 and as a director since March 1997. From December 1997 until October 1998, Mr. Perlman served as InfoCure's Chief Financial Officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

James K. Price

     Mr. Price, age 42, is a founder of InfoCure and currently serves as its Executive Vice President and Secretary. He has served as a director of InfoCure since its inception. Mr. Price served as executive vice president of American Medcare from 1996 until 1997 and was vice president from 1993 to 1995. Mr. Price co-founded International Computer Solutions and has served as its executive vice president since 1994, as vice president from 1987 to 1994 and as president from 1985 to 1987. In addition, from 1991 to 1993, Mr. Price was a vice president of Newport Capital. Mr. Price has served as a director of InfoCure as well as American Medcare, International Computer Solutions and Newport Capital throughout the terms of his employment by each company. From 1983 to 1985, Mr. Price was healthcare sales manager of Executive Business Systems, a practice management systems supplier, and from 1981 to 1983 was with Moore Business Systems. Mr. Price holds a B.A. in Marketing from the University of Georgia.

Raymond H. Welsh

     Mr. Welsh, age 68, has served as a director of InfoCure since March 1998. He has served as senior vice president of PaineWebber Incorporated since January 1995. From August 1955 to January 1995, Mr. Welsh served as an investment broker, director, senior vice president and partner of Kidder Peabody & Co. Incorporated. Mr. Welsh is a trustee of the University of Pennsylvania, a trustee and member of the executive committee of the University of Pennsylvania Health System, and chairman of the Health System Capital Campaign, "Creating the Future of Medicine." Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of InfoCure's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Such persons are required by SEC regulations to furnish InfoCure with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors of InfoCure, we believe that all Section 16(a) requirements were met during 1999 except that each of Ernest Chastain and Kurt Lawrence belatedly filed a Form 4 in October 1999 for a September sale. Due to a recent restructuring, these individuals are no longer considered to be executive officers of InfoCure.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     We compensate our independent directors through the InfoCure Corporation Directors Stock Option Plan, adopted by our directors and approved by our stockholders in June 1998. The directors' stock option plan provides for the grant of non-qualified stock options to directors who are not employees of InfoCure or its subsidiaries. The directors' stock option plan provides to each non-employee director who is first appointed or elected to the board of directors an option to purchase 10,000 shares of common stock. On each anniversary of such director's service on the board, each non-employee director receives annual grants of options to purchase 2,500 shares of common stock. The directors' stock option plan also allows the compensation committee of the board of directors to make additional grants of options to non-employee directors. All options granted under the directors' stock option plan vest at a rate of 50% upon completion of one year of service as a director after the date of grant and 50% upon completion of the second year of service as a director after the date of grant. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the board of directors, the directors' stock option plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. There are 200,000 shares of common stock reserved for issuance under the directors' stock option plan. As of April 17, 2000, options to acquire 70,000 shares of common stock have been granted pursuant to the directors' stock option plan at a weighted average exercise price of $8.94 per share.

     In October 1998, the board of directors granted a non-qualified stock option to acquire 5,000 shares of common stock to each of Mr. Elliott and Mr. Welsh at an exercise price of $6.75 per share, subject to vesting of 50% upon the optionee's completion of each year of service on the board of directors. These options were not granted pursuant to the directors' stock option plan.

EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid by InfoCure for services rendered by our Chief Executive Officer during the fiscal years ended December 31, 1999, 1998 and 1997 as well as our other executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                   COMPENSATION AWARDS
                                                  ANNUAL         -----------------------
                                               COMPENSATION      RESTRICTED   SECURITIES
                                            ------------------     STOCK      UNDERLYING      ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR    SALARY     BONUS      AWARDS      OPTIONS     COMPENSATION(1)
    ---------------------------      ----   --------   -------   ----------   ----------   ---------------
Frederick L. Fine..................  1999   $125,000   $19,500         --      440,200         $15,843
  President and Chief                1998    125,000    33,333     70,000      350,200          16,911
  Executive Officer                  1997    127,778        --         --      260,400              --
James K. Price.....................  1999    125,000    19,500         --      440,200          19,452
  Executive Vice President           1998    125,000    33,333     60,000      320,200          19,270
  and Secretary                      1997    126,036        --         --      252,400              --
Richard E. Perlman.................  1999    120,000    23,500         --      440,100          17,380
  Chairman and Treasurer             1998    120,000    33,333     60,000      320,000          11,927
                                     1997         --        --         --      240,000              --
James A. Cochran(2)................  1999     52,083        --         --      300,000           7,660
  Senior Vice President -- Finance   1998         --        --         --           --              --
  and Chief Financial Officer        1997         --        --         --           --              --

---------------

(1) In accordance with the rules of the SEC, the compensation set forth in the table does not include compensation in the form of perquisites or other personal benefits because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.
(2) Joined InfoCure in August 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all individual grants of stock options during the year ended December 31, 1999, to each of the Named Executive
Officers:

                                                INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE VALUE
                             --------------------------------------------------------   AT ASSUMED ANNUAL RATES OF
                             SECURITIES   PERCENT OF TOTAL                               STOCK PRICE APPRECIATION
                             UNDERLYING   OPTIONS GRANTED    EXERCISE OR                    FOR OPTION TERM(2)
                              OPTIONS     TO EMPLOYEES IN    BASE PRICE    EXPIRATION   --------------------------
           NAME              GRANTED(1)     FISCAL YEAR       PER SHARE       DATE          5%            10%
           ----              ----------   ----------------   -----------   ----------   -----------   ------------
Frederick L. Fine..........       200               *          $16.38        1/1/09     $    2,060    $     5,221
                              440,000           14.1%           17.50        6/9/09      4,842,489     12,271,817
James K. Price.............       200               *           16.38        1/1/09          2,060          5,221
                              440,000           14.1            17.50        6/9/09      4,842,489     12,271,817
Richard E. Perlman.........       100               *           16.38        1/1/09          1,030           2611
                              440,000           14.1            17.50        6/9/09      4,842,489     12,271,817
James A. Cochran...........   300,000            9.6            16.75       8/20/09      3,160,196      8,008,556

---------------

 *  Less than one percent
(1) All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the board of directors.
(2) The potential realizable value is calculated based on the 10-year term of the option at the time of its grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually over the term of the option. These numbers are calculated based upon rules promulgated by the SEC and do not represent our estimate or projection of the future value of the common stock. The actual realizable value of the options based on the price to public in the offering will exceed the potential realizable value shown in the table.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth the total number of unexercised options held by the Named Executive Officers as of December 31, 1999. During 1999, none of the Named Executive Officers exercised any options.

                                                    SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-
                                                   UNEXERCISED OPTIONS AT         THE-MONEY OPTIONS AT
                                                   FISCAL YEAR-END FISCAL              YEAR-END(1)
                                                 ---------------------------   ---------------------------
                     NAME                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                     ----                        -----------   -------------   -----------   -------------
Frederick L. Fine..............................    232,772        818,028      $6,379,205     $15,830,803
James K. Price.................................    225,272        787,528       6,194,370      15,043,354
Richard E. Perlman.............................    223,152        776,948       6,132,640      14,737,241
James A. Cochran...............................         --        300,000              --       4,331,400

---------------

(1) The closing price for our common stock as reported by The Nasdaq Stock Market on December 31, 1999 was $31.19. The value is calculated on the basis of the difference between the option exercise price and $31.19, multiplied by the shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS

     InfoCure entered into four-year employment agreements with Frederick L. Fine and James K. Price in July 1998, and amended these agreements in June 1999. Each agreement, as amended, provides for an initial annual base salary of $125,000 and a severance payment equal to three times the then current annual base salary rate upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, each agreement, as amended, provides for incentive compensation pursuant to a program established by the board of directors, a cash bonus payment in the event that InfoCure meets certain earnings thresholds and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. Each agreement, as amended, provides for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreements, as amended, provide for an additional gross-up payment to be made to the executives in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to the executives are subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Both executives are entitled to participate in InfoCure's employee benefit programs.

     InfoCure entered into a four-year employment agreement with Richard E. Perlman in January 1998, and amended this agreement in June 1999. The agreement, as amended, provides for an annual base salary of $120,000 and a severance payment equal to three times the then current annual base salary rate upon termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. Under the agreement, as amended, Mr. Perlman is eligible to receive incentive compensation pursuant to a program established by the board of directors, a cash bonus payment in the event InfoCure meets certain earnings thresholds and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. The agreement, as amended, provides for 100% vesting of all outstanding stock options upon a change in control of InfoCure. The agreements, as amended, provide for an additional gross-up payment to be made to Mr. Perlman in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Perlman are subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Perlman may participate in InfoCure's employee benefit programs.

     In August 1999, InfoCure entered into a three-year employment agreement with James A. Cochran that provides for an annual base salary of $125,000 and a severance payment equal to three times the then current annual base salary rate upon termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. Under the agreement, Mr. Cochran is eligible to receive incentive compensation pursuant to a program established by the board of directors and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. In addition, Mr. Cochran may participate in InfoCure's employee benefit programs.

RESTRICTED STOCK AWARDS AND DEFERRED COMPENSATION AGREEMENT

     In June 1998, the board of directors approved, and in June 1999 the stockholders of InfoCure approved, restricted stock awards of 70,000 shares to Mr. Fine, 60,000 shares to Mr. Price and 60,000 shares to Mr. Perlman. The total value of these restricted stock awards was approximately $1.1 million on the date of grant. The restricted stock awards were to vest ratably over a ten-year term but vesting would accelerate upon the occurrence of certain events. One-half of the shares subject to the restricted stock awards vested in the first quarter of 1999 when the average closing price of InfoCure's common stock was $25.00 or more for 20 consecutive trading days. InfoCure incurred a compensation charge of approximately $500,000 in the first quarter of 1999 related to the restricted stock awards to reflect this accelerated vesting. The remaining shares vested in the third quarter of 1999 when the average closing price of InfoCure's common stock was $40.00 or more for 20 consecutive trading days. InfoCure incurred an additional compensation charge of approximately $580,000 in the third quarter of 1999 related to the restricted stock awards to reflect this second tranche of accelerated vesting. InfoCure does not expect to grant additional restricted stock awards in the future and therefore does not expect to incur additional compensation charges relating to restricted stock awards.

     In January 1999, InfoCure entered into deferred compensation agreements with each of Messrs. Fine, Price and Perlman. Each agreement provides that upon vesting of the restricted stock awards, the benefit would be credited under a deferred compensation arrangement. The benefit is to be paid in shares of InfoCure common stock and is to be paid only upon 30 days following the termination of the employee's employment.

STOCK OPTION PLAN

     In December 1996, InfoCure's board of directors and stockholders adopted the InfoCure Corporation 1996 Stock Option Plan and, in June 1998 and June 1999, approved amendments to the plan. In addition, InfoCure's predecessor, American Medcare, adopted and issued stock options under its 1996 Stock Option

Plan in October 1996. The options granted under the American Medcare stock option plan were assumed by InfoCure and converted into options to acquire InfoCure common stock in connection with the formation of InfoCure in July 1997.

     Each of InfoCure's and American Medcare's option plans provide for the granting to officers, key employees and employee directors of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to employees and consultants. The stock option plans are administered by the board of directors, or a committee thereof, which determines the term of the option granted, the exercise price, when and to whom options are granted, shares subject to the option, the vesting schedule and the form of consideration payable at the exercise of the option.

     Incentive stock options granted under the stock option plans are not transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable only by the optionee during his or her lifetime. Upon certain mergers, consolidations or other reorganizations, all outstanding options under InfoCure's option plan fully vest and become immediately exercisable. The exercise price of all incentive stock options granted under the stock option plans must be at least equal to the fair market value of InfoCure's common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the outstanding stock of InfoCure, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value of InfoCure's common stock on the grant date and the maximum term of such option must not exceed five years. The term of all options granted under the stock option plans may not exceed ten years. All options expire no later than one year after termination of an optionee's employment or engagement, unless such termination was for death or disability in which case such options expire two years after termination. Unless terminated sooner by the board of directors, stock options may be granted within ten years of the adoption of the respective stock option plan.

     Generally, stock options granted under the stock option plans to executive officers expire ten years from the date of grant and vest 25% per year on the anniversary of the date of grant, thus becoming fully exercisable on the fourth anniversary. Certain options granted to Messrs. Fine, Perlman and Price in September 1997 have longer vesting schedules. If the executive officer's employment is terminated for any reason prior to the vesting of the option, other than upon a change of control, that portion of the option which has not vested will terminate. Upon certain events resulting in a change of control of InfoCure, all options granted to Messrs. Fine, Perlman and Price become fully vested.

     There are currently 6,000,000 shares of common stock reserved for issuance under the InfoCure option plan. As of April 17, 2000, options to purchase 200,527 shares of common stock were outstanding under American Medcare's option plan at an equivalent weighted average exercise price of $2.06 per share and options to purchase 3,839,808 shares of common stock were outstanding under InfoCure's option plan at weighted average exercise price of $9.12 per share. No additional stock options will be granted under American Medcare's option plan.

EMPLOYEE STOCK PURCHASE PLAN

     InfoCure's stockholders approved the InfoCure Corporation Employee Stock Purchase Plan in June 1998 and amended the plan in June 1999. The InfoCure Corporation Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The stock purchase plan allows employees to purchase common stock through payroll deductions at a purchase price of 85% of the fair market value of the common stock. Participation in the stock purchase plan is voluntary. Employees may become participants in the stock purchase plan by authorizing payroll deductions of one to fifteen percent of their base pay or a set dollar amount for each payroll period. At the end of each three-month purchase period, each participant in the stock purchase plan will receive a number of shares of InfoCure's common stock determined by dividing the participant's payroll deductions during the calendar quarter by 85% of the lower of the fair market value of InfoCure's common stock at the beginning of the calendar quarter, or the fair market value of InfoCure's common stock at the end of the quarter. No participant, however, generally can purchase more than $6,250 worth of common stock in a quarter under the plan. Common stock which is purchased pursuant to the stock purchase plan is subject to a one-year holding period, and employees who purchase common stock under the stock purchase plan will not receive stock certificates for their shares until the one-year holding period has terminated. This holding period lapses in the event that InfoCure merges with another corporation and InfoCure is not the surviving entity, or in the event that all or substantially all of the stock or assets of InfoCure are acquired by another company or in the event of certain other similar transactions. No employee may participate in the stock purchase plan to the extent that such employee owns or would own 5% or more of the voting power of all classes of InfoCure's stock. There are currently 300,000 shares of common stock reserved for issuance under the stock purchase plan. InfoCure is permitted under the stock purchase plan to purchase shares of common stock on the open market for the purpose of reselling the shares to participants in the stock purchase plan. As of April 17, 2000, 66,144 shares have been purchased on the open market and re-sold by InfoCure and 8,586 new shares were issued to participants in the stock purchase plan.

LENGTH-OF-SERVICE STOCK OPTION PLAN

     In June 1998, InfoCure's stockholders approved InfoCure's Length-of-Service Nonqualified Stock Option Plan and amended the plan in June 1999. The length-of-service plan provides for the grant of nonqualified stock options to employees. Employees are eligible for the grant of options under the length-of-service plan based on the number of years of service which they have completed with InfoCure or a business which has been acquired by InfoCure. Upon completion of each of their first five years of service, employees are eligible to receive an option to purchase 100 shares of InfoCure's common stock. Upon completion of their sixth year of service, employees are eligible to receive an option to purchase 700 shares of common stock. Upon completion of each year of service after the sixth year of service, employees are eligible to receive an option to purchase 200 shares of common stock. Options granted under the length-of-service plan will be granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant and, generally, will fully vest on the fourth anniversary thereof. The term of options granted under the length-of-service plan may not exceed ten years. Employees lose all non-vested options upon leaving the employment of InfoCure. Employees who leave InfoCure may exercise their options, to the extent vested, within 30 days after leaving the employment of InfoCure, provided, however, that upon a termination for cause the employees lose all vested options upon termination. Options are exercisable only by optionees during their lifetime and, except by will or the laws of descent or distribution, are non-transferable. If InfoCure agrees to sell substantially all of its assets or agrees to any merger, consolidation, reorganization, division, or other transaction in which common stock is converted into another security or into the right to receive securities or property and such agreement does not provide for the assumption or substitution of the options granted under the plan, all outstanding options under the length-of-service plan fully vest and become immediately exercisable. The length-of-service plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. There are currently 1,000,000 shares of common stock reserved for issuance under the length-of-service plan. As of April 20, 2000, options to acquire 1,053,700 shares have been granted at a weighted average exercise price of $13.43 per share, subject to stockholder approval of an increase in the number of shares of common stock reserved for issuance under the length-of-service plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 28, 2000, the beneficial ownership of InfoCure's outstanding common stock for: (a) each director; (b) the Chief Executive Officer and the other executive officers of InfoCure in 1999; and (c) all executive officers and directors as a group. There are no other stockholders known by InfoCure to be the beneficial owner of more than 5% of InfoCure's outstanding common stock as of March 28, 2000.

     Information with respect to "beneficial ownership" shown in the table below is based on information supplied by the respective beneficial owner or by other stockholders as well as filings made with the Securities and Exchange Commission or furnished to InfoCure. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned, the shares of common stock deemed outstanding include:

     - 33,134,445 shares outstanding as of March 28, 2000;

     - 133,695 shares issuable in connection with a note payable; and

     - shares issuable by InfoCure pursuant to warrants and options held by the respective person or group which may be exercised within 60 days of March 28, 2000 ("Presently Exercisable Options").

     Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise specified, the mailing address of each beneficial owner is c/o InfoCure Corporation, 1765 The Exchange, Suite 500, Atlanta, Georgia 30339.

                                                    NUMBER OF      PRESENTLY    TOTAL SHARES
NAME AND ADDRESS OF                                 SHARES OF     EXERCISABLE   BENEFICIALLY   PERCENTAGE
BENEFICIAL OWNERS                                  COMMON STOCK     OPTIONS        OWNED        OF CLASS
-------------------                                ------------   -----------   ------------   ----------
EXECUTIVE OFFICERS AND DIRECTORS:
  Frederick L. Fine(1)...........................   1,113,794       136,154      1,249,948         3.7%
  James K. Price(2)..............................   1,103,958       128,654      1,232,612         3.7
  Richard E. Perlman(3)..........................     738,452       126,534        864,986         2.6
  Michael E. Warren(4)...........................     184,055        21,056        201,111           *
  James D. Elliott...............................          --         2,500          2,500           *
  Raymond H. Welsh...............................     105,000         2,500        107,500           *
  James A. Cochran...............................          --            --             --          --
  All executive officers and directors as a group
     (7 persons).................................   3,245,259       417,398      3,662,657        10.9

---------------

 *  Less than one percent.
(1) Includes (a) 7,148 shares held by Mr. Fine for the benefit of his children,
    (b) 2,386 shares held by a charitable trust over which he has sole voting and investment control, and (c) 70,000 shares held in a deferred compensation trust on behalf of Mr. Fine.
(2) Includes (a) 6,450 shares held by Mr. Price's brother as to which Mr. Price maintains voting control and (b) 60,000 shares held in a deferred compensation trust on behalf of Mr. Price.
(3) Includes (a) 466,610 shares held by Compass Partners, L.L.C., of which Mr. Perlman holds a majority interest, (b) 111,636 shares held by Compass Partners II, L.L.C., of which Compass Partners, L.L.C. is a general partner and (c) 60,000 shares held in a deferred compensation trust on behalf of Mr. Perlman.
(4) Resigned from the board of directors effective May 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions during 1999 to which InfoCure was a party, in which the amount involved exceeded $60,000 and in which any director or executive officer of InfoCure, any 5% stockholder, or any member of the immediate family of any of those persons were involved.

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

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1*      --  Agreement and Plan of Merger by and among OMSystems, Inc, the Shareholders of OMSystems, Inc., InfoCure Systems, Inc.
               and InfoCure Corporation dated February 8, 1999.
 2.2       --  Agreement and Plan of Merger by and among Datamedic Holding
               Corp., Certain Principal Shareholders of Datamedic Holding
               Corp., InfoCure Corporation and InfoCure Systems, Inc. dated
               September 3, 1999 (incorporated herein by reference to
               Appendix A to InfoCure's Registration Statement on Form S-4
               (Registration No. 333-87867) filed on September 27, 1999).
 2.3       --  Agreement and Plan of Merger and Reorganization among
               InfoCure Corporation, Medical Dynamics, Inc. and CADI
               Acquisition Corporation dated December 21, 1999
               (incorporated by reference to Exhibit 99.2 filed with
               InfoCure's Current Report on Form 8-K on December 22, 1999).
 3.1*      --  Certificate of Incorporation of InfoCure Corporation with all amendments.
 3.2*      --  Second Amended and Restated Bylaws of InfoCure.
 4.1       --  See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure
               defining rights of the holders of common stock of InfoCure.
 4.2       --  Specimen Certificate for shares of common stock
               (incorporated by reference to Exhibit 4.2 to InfoCure's
               Registration Statement on Form SB-2) (Registration No.
               333-18923).
10.1       --  Employment Agreement between InfoCure and Frederick L. Fine dated July 1998 (incorporated by reference to Exhibit 10.1 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.2*      --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and Frederick L. Fine.
10.3       --  Employment Agreement between InfoCure and James K. Price dated July 1998 (incorporated by reference to Exhibit 10.2 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.4*      --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and James K. Price.
10.5       --  Employment Agreement between InfoCure and Richard E. Perlman dated January 1998 (incorporated by reference to Exhibit
               10.3 filed with InfoCure's Annual Report on Form 10-KSB on
               February 26, 1999).
10.6*      --  Amendment to Employment Agreement, dated June 9, 1999
               between InfoCure and Richard E. Perlman.
10.7*      --  Employment Agreement between InfoCure and James A. Cochran dated August 2, 1999.
10.8*      --  Loan Agreement among InfoCure Corporation, InfoCure Systems,
               Inc., Thoroughbred Acquisition, Inc. and FINOVA Capital
               Corporation dated August 11, 1999.
10.9       --  InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration
               Statement on Form SB-2) (Registration No. 333-18923).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.10      --  Form of Incentive Stock Option Agreement of InfoCure
               Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).
10.11      --  American Medcare Corporation 1996 Stock Option Plan
               (incorporated by reference to Exhibit 10.19 filed with
               InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).
10.12      --  Form of Incentive Stock Option Agreement of American Medcare
               Corporation (incorporated by reference to Exhibit 10.20
               filed with InfoCure's Registration Statement on Form SB-2)
               (Registration No. 333-18923).
10.13      --  InfoCure Corporation 1997 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10.48 filed with
               InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
10.14      --  InfoCure Corporation Length-of-Service Nonqualified Stock
               Option Plan (incorporated by reference to Exhibit 10.49
               filed with InfoCure's Annual Report on Form 10-KSB on April
               1, 1998).
10.15*     --  Amendment to InfoCure Corporation 1996 Stock Option Plan.
10.16*     --  Amendment to InfoCure Corporation Length-of-Service
               Nonqualified Stock Option Plan.
10.17*     --  Amendment to InfoCure Corporation Employee Stock Purchase
               Plan.
10.18      --  InfoCure Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.50 filed with
               InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
10.19*     --  Deferred Compensation Agreement between InfoCure and
               Frederick L. Fine.
10.20*     --  Deferred Compensation Agreement between InfoCure and James
               K. Price.
10.21*     --  Deferred Compensation Agreement between InfoCure and Richard
               E. Perlman.
10.22*     --  Form of Stock Option Grant Certificate and schedule of recipients of such options.
10.23*     --  Form of Stock Option Grant Certificate and schedule of recipients of such options.
10.24*     --  Stock Option Grant Certificate for Stock Option Grant to
               Michael Warren.
10.25*     --  American Medcare Corporation 1994 Stock Option Plan.
21.1*      --  List of Subsidiaries.
23.1       --  Consent of BDO Seidman, LLP.
23.2       --  Consent of KPMG LLP.
24.1*      --  Powers of Attorney (included on signature page).
27.1*      --  Financial Data Schedule (for SEC use only).

---------------

* Previously filed.

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

          (iii) Report on Form 8-K with respect to the VitalWorks acquisition, filed December 23, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2000.

                                          INFOCURE CORPORATION

                                          By:     /s/ FREDERICK L. FINE
                                            ------------------------------------
                                                     Frederick L. Fine
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities on April 28, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ FREDERICK L. FINE                  President; Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                  Frederick L. Fine

                          *                            Executive Vice President, Secretary and
-----------------------------------------------------    Director
                   James K. Price

                          *                            Chairman, Treasurer and Director
-----------------------------------------------------
                 Richard E. Perlman

                          *                            Vice President and Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer and Principal
                  James A. Cochran                       Accounting Officer)

                          *                            Vice President and Director
-----------------------------------------------------
                  Michael E. Warren

                                                       Director
-----------------------------------------------------
                  James D. Elliott

                          *                            Director
-----------------------------------------------------
                  Raymond H. Welsh

             *By: /s/ FREDERICK L. FINE
   -----------------------------------------------
                  Frederick L. Fine
                  Attorney-in-Fact

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

     A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                             RESERVES
                            ESTABLISHED
                           ELEVEN MONTHS    COSTS       RESERVE                     COSTS       RESERVE
                               ENDED       APPLIED      BALANCE                    APPLIED      BALANCE
                           DECEMBER 31,    AGAINST    DECEMBER 31,     RESERVE     AGAINST    DECEMBER 31,     RESERVE
DESCRIPTION                    1997        RESERVES       1997       ADJUSTMENTS   RESERVES       1998       ADJUSTMENTS
-----------                -------------   --------   ------------   -----------   --------   ------------   -----------
                                                                  (IN THOUSANDS)
Write-off of goodwill....     $ 6,360      $(6,360)      $   --        $   --      $    --        $ --         $    --
Write-off of capitalized
 software development
 costs...................       1,461       (1,461)          --            --           --          --           5,617
Facility closure,
 consolidation and lease
 termination costs.......         461           --          461            --         (178)        283           1,800
Contingent consideration
 earned or deemed payable
 to former stockholders
 of entities affected by
 the consolidation and
 restructuring...........       2,558           --        2,558           750       (3,308)         --             700
Compensation costs for
 severance and other
 termination benefits....       1,916         (316)       1,600         1,124       (2,724)         --           1,467
Incremental costs
 associated with
 completion of
 discontinued customer
 contracts...............          --           --           --            --           --          --             681
Other asset write-downs
 and costs...............         296         (143)         153            --         (153)         --             416
                              -------      -------       ------        ------      -------        ----         -------
                              $13,052      $(8,280)      $4,772        $1,874      $(6,363)       $283         $10,681
                              =======      =======       ======        ======      =======        ====         =======


                            COSTS       RESERVE
                           APPLIED      BALANCE
                           AGAINST    DECEMBER 31,
DESCRIPTION                RESERVES       1999
-----------                --------   ------------
                               (IN THOUSANDS)
Write-off of goodwill....  $    --       $   --
Write-off of capitalized
 software development
 costs...................   (5,617)          --
Facility closure,
 consolidation and lease
 termination costs.......     (649)       1,434
Contingent consideration
 earned or deemed payable
 to former stockholders
 of entities affected by
 the consolidation and
 restructuring...........     (350)         350
Compensation costs for
 severance and other
 termination benefits....     (952)         515
Incremental costs
 associated with
 completion of
 discontinued customer
 contracts...............     (446)         235
Other asset write-downs
 and costs...............     (416)          --
                           -------       ------
                           $(8,430)      $2,534
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