Form 10-Q
period 2000-03-31
INFOCURE CORP
filed 2000-05-15
CIK 1028584

                              INFOCURE CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   [MARK ONE]

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes [X]  No [ ]

The number of outstanding shares of the issuer's class of capital stock as of April 30, 2000, the latest practicable date, is as follows: 33,134,445 shares of Common Stock, $.001 par value.

                                    FORM 10-Q
                                     FOR THE
                          QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


                           PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS................................................           2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................           8

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........          13



                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...................................................          14

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...........................          14

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.....................................          14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................          14

ITEM 5.       OTHER INFORMATION...................................................          14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................          14

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INFOCURE CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                                                            MARCH 31,        DECEMBER 31,
                                                                               2000              1999
                                                                           -----------       -----------
                                                                           (UNAUDITED)
                                     ASSETS
Current:
   Cash and cash equivalents                                                $  18,109         $  16,836
   Accounts receivable-trade, net of allowance of $3,465 and $4,296            30,720            39,331
   Other receivables                                                            1,651               819
   Inventory, net                                                               4,726             4,428
   Refundable income taxes                                                      3,256             3,256
   Deferred tax assets                                                          2,843             2,843
   Prepaid expenses and other current assets                                    2,443             1,376
                                                                            ---------         ---------
            Total current assets                                               63,748            68,889
   Property and equipment, net of accumulated depreciation of $8,904           25,655            24,064
      and $9,708
   Intangible assets, net of accumulated amortization of $23,051 and          111,793           111,860
      $16,013
   Deferred tax assets                                                         18,567            12,963
   Other assets                                                                 3,305             2,728
                                                                            ---------         ---------
                                                                            $ 223,068         $ 220,504
                                                                            =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                            $   1,222         $   1,222
   Accounts payable                                                             3,401            10,161
   Accrued expenses                                                            13,732            15,306
   Accrued restructuring costs                                                  2,264             2,534
   Deferred revenue and customer deposits                                      11,331            12,979
   Current portion of long-term debt                                              555               694
                                                                            ---------         ---------
            Total current liabilities                                          32,505            42,896
Long-term debt, less current portion                                           51,859            41,178
Other liabilities                                                               1,091             1,091
                                                                            ---------         ---------
            Total liabilities                                                  85,455            85,165

Commitments

Convertible, redeemable subsidiary preferred stock issuable                    10,000                --
                                                                            ---------         ---------

Stockholders' equity:
   Common stock $0.001 par value, 200,000,000 authorized,                          33                32
      33,145,155 and 32,327,099 outstanding
   Additional paid-in capital                                                 193,291           189,837
   Accumulated deficit                                                        (65,711)          (54,530)
                                                                            ---------         ---------
            Total stockholders' equity                                        127,613           135,339
                                                                            ---------         ---------

                                                                            $ 223,068         $ 220,504
                                                                            =========         =========

        See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                              THREE MONTHS ENDED
                                                           MARCH 31,        MARCH 31,
                                                             2000            1999
                                                           --------         -------

  Revenue:
     Systems and software                                  $ 10,184         $23,886
     Maintenance, support and services                       25,535          25,107
                                                           --------         -------
  Total revenue                                              35,719          48,993
                                                           --------         -------

  Operating expense:
     Hardware and other items purchased for resale            7,923          10,954
     Selling, general and administrative (excluding
         compensatory stock)                                 27,611          24,243
     Research and development                                 4,909           4,259
     Depreciation and amortization                           10,050           2,438
     Restructuring and other charges                          1,204             618
     Gain on disposal of fixed assets                          (598)             --
                                                           --------         -------
  Total operating expense                                    51,099          42,512
                                                           --------         -------

  Operating income (loss)                                   (15,380)          6,481
  Interest expense and other, net                             1,226           1,941
                                                           --------         -------
  Income (loss) before income taxes                         (16,606)          4,540
  Provision (benefit) for income taxes                       (5,425)          2,061
                                                           --------         -------

  Net income (loss)                                        $(11,181)        $ 2,479
                                                           ========         =======

  Net income (loss) per share:
     Basic                                                 $  (0.34)        $  0.12
                                                           ========         =======
     Diluted                                               $  (0.34)        $  0.09
                                                           ========         =======

  Weighted average shares outstanding:
     Basic                                                   32,773          21,059
                                                           ========         =======
     Diluted                                                 32,773          27,499
                                                           ========         =======

         See accompanying notes to consolidated financial statements.

                           INFOCURE CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                            MARCH 31,       MARCH 31,
                                                                              2000             1999
                                                                            --------         --------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                        $(11,181)        $  2,479
      Restructuring and other charges                                          1,204               77
      Depreciation and amortization                                           10,050            2,438
      Allowance for doubtful accounts                                            215              334
      Stock-based compensation                                                    --              541
      Tax benefit from the exercise of options                                   186               --
      Gain on disposal of fixed assets                                          (598)              --
      Deferred taxes                                                          (5,604)           1,831
      Changes in current assets and liabilities, net of acquisitions
          Accounts receivable                                                  7,780           (7,533)
          Inventory, prepaid expenses and other assets                        (1,330)            (561)
          Accounts payable and accrued expenses                              (10,094)           1,867
          Deferred revenue and deposits                                       (2,034)          (1,460)
                                                                            --------         --------
   Total cash provided by (used in) operating activities                     (11,406)              13
                                                                            --------         --------

CASH USED IN INVESTING ACTIVITIES:
   Cash paid for acquisitions                                                 (6,080)            (837)
   Property and equipment expenditures                                        (2,897)          (1,451)
   Cash paid for other intangible assets                                        (307)          (2,728)
   Other                                                                        (540)             955
                                                                            --------         --------
   Total cash used in investing activities                                    (9,824)          (4,061)
                                                                            --------         --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from exercise of options                                             883            1,819
   Proceeds from issuable stock of subsidiary                                 10,000               --
   Borrowings of long-term debt                                               11,971               --
   Principal payments on short-term note payable                                  --           (2,000)
   Principal payments on long-term debt                                         (351)          (2,443)
                                                                            --------         --------
   Total cash provided by (used in) financing activities                      22,503           (2,624)
                                                                            --------         --------

Net change in cash                                                             1,273           (6,672)
Cash, beginning of period                                                     16,836           10,302
                                                                            --------         --------
Cash, end of period                                                         $ 18,109         $  3,630
                                                                            ========         ========


SIGNIFICANT NONCASH TRANSACTIONS:
   Stock consideration for acquisitions                                     $  2,386         $     --
   Disposal of building under capital lease obligation                        (1,109)              --
                                                                            ========         ========

ADDITIONAL CASH FLOW INFORMATION:
   Interest paid                                                            $    407         $  1,678
   Income taxes paid                                                             501              430
                                                                            ========         ========

       See accompanying notes to consolidated financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         The information presented at March 31, 2000, and for the periods ended March 31, 2000 and 1999 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of InfoCure Corporation ("InfoCure" and together with InfoCure's subsidiaries, the "Company") for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in InfoCure's Annual Report on Form 10-K for the year ended December 31, 1999, (the "Form 10-K").

         InfoCure was founded in November 1996 to develop, market and service practice management systems for use by healthcare providers throughout the United States. Through December 31, 1999 the Company completed 24 acquisitions, as further described in InfoCure's Form 10-K. During the three months ended March 31, 2000, the Company completed three acquisitions (the "First Quarter Acquisitions"), all of which were accounted for as purchases.

         The consolidated financial statements of the Company included herein give retroactive effect to all of its historical acquisitions that were accounted for as poolings of interest. As a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated stockholders' equity reflects the accounts of InfoCure as if the additional common stock issued in connection with the mergers had been issued for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the interim periods may not be indicative of annual results.

NOTE 2. GOODWILL AMORTIZATION

         As previously reported in InfoCure's Form 10-K, management changed its estimate of the useful life of its remaining goodwill from 15 years to three years during the fourth quarter of 1999. The effect of this change for the quarter ended March 31, 2000 was to increase the net loss on a pre-tax basis by approximately $5.0 million or $0.15 per share. These estimates more accurately reflect the Company's revised business model as described in Item 2 below.

NOTE 3. BUSINESS COMBINATIONS

         As reported in InfoCure's Form 10-K, the Company completed five acquisitions during 1999 that were accounted for as purchases (the "1999 Purchase Acquisitions"). In addition, the Company completed the First Quarter Acquisitions in the three months ended March 31, 2000 in transactions accounted for as purchases and for which the total consideration paid was approximately $6.1 million in cash and $2.4 million in InfoCure common stock. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the 1999 Purchase Acquisitions and the First Quarter Acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.

                                                           THREE MONTHS ENDED
PRO FORMA AMOUNTS                                   MARCH 31, 2000     MARCH 31, 1999
                                                    --------------     --------------
                                                 (In thousands, except per share amount)
Revenue.....................................          $  36,350          $ 54,823
Net income (loss)...........................            (11,564)            1,727
Earnings (loss) per share-basic.............              (0.35)             0.08
Earnings (loss) per share-diluted...........              (0.35)             0.06

NOTE 4. RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, the Company decided to restructure its business into medical and dental divisions, changed its product strategy to begin development of ASP-delivered products and Internet solutions, decided to transition to a subscription pricing model and completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization, expected to be completed in the second quarter of 2000, to consolidate facilities and eliminate staffing redundancies involving approximately 80 employees. The following table sets forth changes in the restructuring reserves as a result of actions taken to implement the Company's restructuring and reorganization plans during the three months ended March 31, 2000:


                                                                            COSTS
                                                 BALANCE                    APPLIED      BALANCE
                                                 DECEMBER                   AGAINST       MARCH
                                                 31, 1999    ADJUSTMENTS    RESERVES     31, 2000
                                                 ------------------------------------------------
                                                                (in thousands)
Facility closure and consolidation                $1,434      $    --       $  (203)      $1,231
Compensation costs for severance and other
  termination benefits                               515        1,030          (903)         642
Incremental costs associated with completion
  of discontinued customer contracts                 235           --            --          235
Contingent consideration earned or deemed
  payable to former stockholders                     350           --          (350)          --
Other asset write-downs and costs                     --          174           (18)         156
                                                 ------------------------------------------------

                                                  $2,534      $ 1,204       $(1,474)      $2,264
                                                 ------------------------------------------------

NOTE 5. NOTES PAYABLE AND LONG TERM DEBT

         In March 2000, The Company borrowed approximately $12.0 million under its $100.0 million credit facility to finance the First Quarter Acquisitions, the acquisition of a building and working capital. As of March 31, 2000, the principal balance of the credit facility was $48.6 million. The credit facility includes financial covenants, which among other things, require the Company not to exceed certain limits on capital expenditures in any twelve month period and to maintain certain ratios of (i) debt to EBITDA and (ii) EBITDA to debt service payments. EBITDA is defined by the credit facility as earnings before interest, taxes, depreciation, amortization and non-recurring items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. As a result of the change in the Company's business model, at March 31, 2000 it was not in compliance with the required debt to EBITDA and EBITDA to debt service payments ratios or the limitation on capital expenditures provided in the credit facility. The Company has received a waiver with respect to such noncompliance through July 15, 2000 and is currently negotiating a modification of the financial covenants to reflect its revised business model.

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

         The weighted average number of shares outstanding used in computing basic net income (loss) for the three months ended March 31, 2000 and 1999 were 32,773,000 and 21,059,108, respectively. The weighted average number of shares outstanding used in computing diluted net income for the three months ended March 31, 1999 was 27,499,394, including potentially dilutive common stock of 6,440,286 shares assuming exercise of the Company's potentially dilutive options and warrants. Potentially dilutive shares were 4,713,551 for the three months ended March 31, 2000, and have not been included in the calculation of diluted net loss per share because it is antidilutive.

Subsidiary Preferred Stock

         In February 2000, InfoCure entered into an agreement with Healtheon/WebMD Corporation ("Healtheon/WebMD") whereby Healtheon/WebMD would acquire up to $100.0 million of convertible redeemable preferred stock of VitalWorks, Inc. ("VitalWorks"), InfoCure's newly formed subsidiary. In consideration of the investment, the agreement provides for development and distribution agreements between the parties to create an industry-standard physician practice management system to be delivered through an application service provider, or "ASP" delivery model. Similarly, the parties entered into a marketing agreement which, with respect to services conducted by VitalWorks, provides for utilization, delivery and promotion of Healtheon/WebMD's clinical financial transaction and EDI services. InfoCure received $10.0 million in exchange for shares issuable of Series A preferred stock of VitalWorks, which will automatically convert into 1% of the outstanding common stock of VitalWorks (on a fully-diluted basis) upon completion of an initial public offering of VitalWorks. The agreement contemplates the investment of an additional $90.0 million upon completion of an initial public offering of VitalWorks, subject to regulatory approval and approval of both companies' board of directors. The companies are currently negotiating definitive agreements and discussing the terms of their relationship, including the amount and form of any further investment contemplated by Healtheon/WebMD in VitalWorks. On May 4, 2000, the Company announced that, in light of market conditions, it had suspended its previously announced plans to conduct an initial public offering of the common stock of VitalWorks. The Company's agreement with Healtheon/WebMD provides that if the initial public offering of VitalWorks is not completed within nine months of the date of the agreement: (i) the initial $10.0 million in VitalWorks Series A preferred stock will be exchangeable, at Healtheon/WebMD's option, into the Company's common stock at a per share conversion price equal to the average closing price of the Company's common stock for the twenty trading days immediately prior to the nine month anniversary of the agreement and (ii) Healtheon/WebMD will no longer be obligated to make the additional $90.0 million investment contemplated by the agreement.

NOTE 7. SEGMENT REPORTING

         Effective in the fourth quarter of 1999, in connection with its change in product strategy to focus on development of ASP-delivered products and Internet solutions, the Company announced its plans for a reorganization of its business centered around medical and dental strategic business units. For purposes of reporting this segment information, the Company allocated previously reported corporate expenses to the respective divisions based on the relative use of the corporate resource.

         The following table sets forth business segment information (in thousands):

                                                                    Three Months Ended
                                                                 March 31,     March 31,
                                                                    2000          1999
                                                                 ----------------------

         Revenue:
             Medical                                             $ 25,732       $36,873
             Dental                                                 9,820        12,120
             Corporate                                                167            --
                                                                 ----------------------

                                                                 $ 35,719       $48,993
                                                                 ======================
         Operating profit (loss) (1):
             Medical                                             $(10,944)      $ 5,508
             Dental                                                (3,349)        1,591
             Corporate                                                117            --
                                                                 ----------------------

                                                                  (14,176)        7,099
                                                                 ----------------------
         Depreciation and amortization:
             Medical                                                6,708         1,785
             Dental                                                 3,292           653
             Corporate                                                 50            --
                                                                 ----------------------

                                                                   10,050         2,438
                                                                 ----------------------
         EBITDA (2)
             Medical                                               (4,237)        7,293
             Dental                                                   (56)        2,244
             Corporate                                                167            --
                                                                 ----------------------

                                                                 $ (4,126)      $ 9,537
                                                                 ======================
         Interest expense and
              other, net                                         $  1,226       $ 1,941
                                                                 ======================

         Non-recurring charges (including restructuring and
         other charges, merger costs and compensatory
         stock awards):
             Medical                                             $    427       $   221
             Dental                                                   777           397
                                                                 ----------------------

                                                                 $  1,204       $   618
                                                                 ======================

         Income (loss) before income taxes                       $(16,606)      $ 4,540
                                                                 ======================


(1) Excludes non-recurring charges of restructuring and other charges, merger costs and compensatory stock awards.

(2) Earnings before interest, income taxes, depreciation, amortization and non-recurring charges.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", or any similar expressions, as they relate to the Company or its management, or the management of any of our businesses, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Reference is made in particular to the discussion set forth below in this report and set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, for a discussion of some of the risks, uncertainties and assumptions that could cause actual results to differ materially from those described in our forward looking statements.

OVERVIEW

         We are a leading national provider of healthcare practice management software products and services to healthcare providers in targeted specialties. Our systems are designed to increase the quality and reduce the cost of providing care by allowing physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. We are currently developing new practice management software applications tailored to the needs of medical and dental customers that can be delivered through our application service provider, or "ASP", delivery model. We are also developing Internet and wireless solutions that will allow our customers to utilize new technology to enhance office workflow and conduct business-to-business e-commerce.

         A substantial part of our growth has been achieved through acquisitions. For the period July 10, 1997 through March 31, 2000, we completed eleven acquisitions that were accounted for as poolings of interest transactions. The results of operations discussed below are presented as if these acquired companies had been consolidated for all periods presented. We also have completed sixteen acquisitions that were accounted for using the purchase method of accounting and their results of operations have been included from the applicable purchase date. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not necessarily be comparable.

         In the fourth quarter of 1999, we decided to restructure our business into medical and dental divisions, change our product strategy to begin development of ASP-delivered products and Internet solutions and transition to a subscription pricing model in connection with our change in product strategy and we completed six acquisitions. The implementation of these changes commenced during the three months ended March 31, 2000. During the three months ended March 31, 2000, we formalized our sales approach and business divisions and developed new marketing collateral. We also initiated company-wide training and education related to our business model, subscription pricing and ASP-delivered products for our sales and support staffs. We anticipate completing our training initiatives during the second quarter of 2000. Because our training initiatives were ongoing throughout the three months ended March 31, 2000, we had a reduced sales effort from that of comparable periods. As a result of our announcement to deliver an ASP-delivered product, which we expect to be released during 2000, we believe that many of our customers who may have been contemplating a product purchase delayed that purchase until the testing and release of the ASP-delivered product. These changes, as well as an overall reduction in sales due to the expected post Year 2000 slowdown, impacted our results for the three months ended March 31, 2000, as compared to the corresponding period in 1999.

SEGMENT AND MARKET INFORMATION

         We report our results in two industry segments: medical and dental. Our medical segment consists of our business for general medical practices and medical specialty practices in the areas of anesthesiology, dermatology and plastic surgery, emergency medicine, oncology, ophthalmology, pathology, pediatrics, podiatry and radiology. The dental segment consists of our dental, orthodontic, oral and maxillofacial surgery practices.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total Revenue. Total revenue for the three months ended March 31, 2000 decreased $13.3 million, or 27%, to $35.7 million, from total revenue of $49.0 million for the three months ended March 31, 1999. This decrease is primarily a result of the effects of our transition to subscription pricing, change in product strategy and reorganization initiatives.

         Revenue - Medical Division. Total revenue of our medical division for the three months ended March 31, 2000 decreased 30% to $25.7 million from $36.9 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, systems and software revenue decreased 59% to $6.4 million from $15.5 million in the three months ended March 31, 1999. This decrease is principally due to the pending 2000 release of our new ASP software package and our pending change to a subscription pricing model. In addition, system sales declined as a result of Year 2000 purchases being made during 1999. Maintenance, support and service revenue for the three months ended March 31, 2000, declined 10% to $19.3 million from $21.4 million for the three months ended March 31, 1999. This decrease is due to a decrease in service revenue of $2.0 million and hardware and software maintenance and other revenue of $1.5 million due to a reduced selling initiative, which resulted in a decrease in the number of installed systems from the three months ended March 31, 1999. This was offset by an increase in electronic data interchange ("EDI") revenue of $1.5 million, or 43%, resulting from an increase in the number of practices using this service.

         Revenue - Dental Division. Total revenue of our dental division for the three months ended March 31, 2000 decreased 19% to $9.8 million from $12.1 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, systems and software revenue decreased 55% to $3.8 million from $8.4 million in the three months ended March 31, 1999. The decrease is due to lower unit sales in the current period as many customers prepared for the Year 2000. Maintenance, support and service revenue for the three months ended March 31, 2000, increased 62% to $6.0 million from $3.7 million for the three months ended March 31, 1999, primarily due to (1) maintenance and service contracts of approximately $900,000 acquired in the fourth quarter of 1999, (2) an increase in EDI revenue of approximately $700,000 due to an increase associated with practices utilizing this service and (3) $600,000 related to hardware maintenance revenue in the orthodontic practice group which was first offered in the second quarter of 1999.

         Hardware and Other Items Purchased for Resale. For the three months ended March 31, 2000, hardware and other items purchased for resale decreased $3.1 million, or 28%, to $7.9 million from $11.0 million, resulting in a gross margin in both periods of 78%.

         Hardware and Other Items Purchased for Resale - Medical. For the three months ended March 31, 2000, hardware and other items purchased for resale was $6.6 million, or 26% of total revenue, resulting in a gross margin of 74%, compared to $8.8 million, or 24% of total revenue and a gross margin of 76%, for the three months ended March 31, 1999. The decrease in the gross margin as a percentage of total revenue is due primarily to a change in product mix resulting from fewer sales of higher margin enterprise and radiology systems as compared to lower margin general medical systems. This decrease in gross margin was partially offset by an increase in higher margin EDI transactions.

         Hardware and Other Items Purchased for Resale - Dental. For the three months ended March 31, 2000, hardware and other items purchased for resale was $1.3 million, or 13% of total revenue, resulting in a gross margin of 87%, compared to $2.2 million, or 18% of total revenue and a gross margin of 82%, for the three months ended March 31, 1999. The increase in the gross margin percentage reflects the increase in higher margin EDI transactions and software maintenance contracts, offset by a decrease in lower margin hardware sales.

         Selling, General and Administrative. Selling, general and administrative expense includes salaries and benefits, product development, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expense. Selling, general and administrative expense increased $3.4 million, or 14%, to $27.6 million for the three months ended March 31, 2000, from $24.2 million for the three months ended March 31, 1999. This increase is due primarily to the addition of the required infrastructure of approximately $1.0 million to support the newly formed dental division. Increases were also incurred in the orthodontic practice related to additional client service, sales and marketing personnel, totaling approximately $700,000. Legal and professional fees increased approximately $400,000 in the three months ended March 31, 2000, related to the formation of two new subsidiaries and costs related to potential acquisitions and other transactions which were not completed.

         Research and Development. Research and development expense increased $650,000, or 15%, to $4.9 million for the three months ended March 31, 2000, from $4.3 million for the three months ended March 31, 1999. This increase is primarily due to an increase in the number of products we offer, primarily from our acquisitions.

         Depreciation and Amortization. Depreciation and amortization expense increased $7.7 million, or 312%, to $10.1 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. The increase in depreciation and amortization expense is primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999.

         Restructuring and Other Charges. In the three months ended March 31, 2000, the Company incurred costs of $1.2 million primarily associated with employee severance and other termination costs and facility closure costs which were part of our 1999 restructuring plan. In the three months ended March 31, 1999, the Company incurred costs of $618,000 primarily related to compensatory stock awards and merger costs.

         Interest Expense and Other, Net. Interest expense and other, net decreased $715,000, or 37%, to $1.2 million for the three months ended March 31, 2000, from $1.9 million for the three months ended March 31, 1999. The decrease in the three months ended March 31, 2000 directly relates to the reduction of the outstanding balance under our credit facility and debt agreements over the applicable periods.

         Provision (Benefit) For Income Taxes. The provision for income taxes was a net benefit of $5.4 million for the three months ended March 31, 2000, compared to a net expense of $2.1 million for the three months ended March 31, 1999. The change from net income tax expense to net income tax benefit is due to our generation of net operating losses in the three months ended March 31, 2000, compared to net operating income in the three months ended March 31, 1999. The effective tax rate decreased to 32.7% for the three months ended March 31, 2000, from 45.4% for the three months ended March 31, 1999 primarily as a result of our generation of net operating losses and the effect of non-deductible goodwill amortization expense. As of March 31, 2000, our long-term deferred tax assets related primarily to net operating loss carryforwards, which expire at various dates to 2020. Utilization of such carryforwards is subject to limitations based on the applicable provisions in the federal tax code. Management has assessed the realizability of its deferred tax assets in light of the Company's change in business model and has concluded that it is more likely than not that such deferred tax assets will be fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 we had total cash and cash equivalents of $18.1 million and working capital of $31.2 million. During the three months ended March 31, 2000, we used $11.4 million of cash in operating activities primarily relating to a net loss of $11.2 million offset by non-cash charges of $10.0 million in depreciation and amortization and payments of accounts payable and accrued liabilities of approximately $10.1 million, offset by a reduction of approximately $7.8 million in accounts receivable. The reduction in cash flow from operations is compared to cash provided by operating activities of $13,000 for the three months ended March 31, 1999 and is due primarily to the impact of our pending change in business model to subscription-based pricing and the pending release of our ASP product. During this period, cash used in investing activities was $9.8 million, primarily representing cash used for acquisitions and related expenditures of $6.1 million and capital expenditures of $2.9 million. We generated $22.5 million of cash from financing activities consisting primarily of borrowings of $12.0 million under our long-term credit facility and $10.0 million for the future issuance of preferred stock of a subsidiary (see
Note 6 of the unaudited financial statements).

         We maintain a credit facility in the amount of $100.0 million that has a five-year term, bears interest at an annual rate of approximately 9.5% depending on the Company achieving certain debt service ratios, and is secured by substantially all of our assets. The credit facility includes financial covenants, which among other things require us not to exceed certain limits on capital expenditures in any twelve month period and to maintain certain ratios of (1) debt to EBITDA and (2) EBITDA to debt service payments. EBITDA is defined by our credit facility as earnings before interest, taxes, depreciation, amortization and non-recurring items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. As a result of the change in our business model, at March 31, 2000 we were not in compliance with the required debt to EBITDA and EBITDA to debt service payments ratios or the limitation on capital expenditures included in the credit facility. We have received a waiver with respect to such noncompliance through July 15, 2000 and are currently negotiating a modification of the financial covenants to reflect our revised business model.

     We expect the transition to a subscription pricing model to continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. We also expect to incur increased marketing and sales expenses in connection with offering our ASP products and Internet solutions. For the three months ended March 31, 2000, our net loss was $11.2 million and EBITDA was negative $4.1 million. As a result of the transition to a subscription pricing model and the change in our product strategy, and based upon our current estimates, we expect to continue to incur negative EBITDA until becoming EBITDA positive during the fourth quarter of 2001 or the first quarter of 2002. We expect negative EBITDA will be approximately $9.0 million for the three months ended June 30, 2000, $12.0 million for the three months ended September 30, 2000, and $12.0 million for the three months ended December 31, 2000. We expect to fund our current working capital requirements and to finance our restructuring and future acquisitions, if any, through one or more of the following sources: our credit facility, other indebtedness and the issuance of debt or equity securities by us or our subsidiaries, including sales of securities to strategic partners with whom we enter into agreements relating to the rollout of our ASP-delivered products and Internet solutions. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. We believe that our existing cash, combined with availability of funds under the credit facility and other sources of financing will be sufficient to fund our working capital requirements until we have positive cash flow from our operations. There can be no assurance that additional sources of capital will be available on terms acceptable to us or at all.

COSTS RELATED TO YEAR 2000 READINESS

     We recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and took corrective action prior to December 31, 1999. Our total Year 2000 compliance costs were approximately $1.4 million all of which was incurred prior to December 31, 1999. We do not currently expect to apply additional material funds to address Year 2000 issues.

     As of May 15, 2000, we are not aware of any material disruption in the operation of our products by our customers as a result of Year 2000 issues. In addition, as of May 15, 2000, we have not experienced any material disruptions of our internal computer systems or software applications, and have not experienced any material problems with the computer systems or software applications of the third parties with whom we regularly do business as a result of Year 2000 issues.

     Although our Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000-related risks. Our management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to us. In addition, we will continue to monitor the third parties with whom we regularly do business to determine if they will take appropriate action to address the remaining Year 2000 issues. We, however, cannot be certain that Year 2000 issues will not have a material adverse effect on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads). Approximately $48.6 million of our outstanding debt at March 31, 2000 relates to our credit facility with FINOVA Capital Corporation. Interest on the outstanding balance is charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $486,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2000. We do not trade in derivative financial instruments.

PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS.

         In February 2000, the registrant received $10.0 million from Healtheon/WebMD in exchange for shares issuable of Series A preferred stock of VitalWorks, a subsidiary of the registrant. These securities were sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of such act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


ITEM 5.   OTHER INFORMATION

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.1 Financial Data Schedule (solely for use by the Commission)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFOCURE CORPORATION

Date:  May 15, 2000                     /s/ Frederick L. Fine
       ------------                     ---------------------
                                        Frederick L. Fine
                                        President; Chief Executive Officer
                                        (Principal Executive Officer); Director

Date:  May 15, 2000                      /s/ James A. Cochran
       ------------                      ---------------------
                                        James A. Cochran
                                        Senior Vice President-Finance;
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)