Form 10-Q
period 2000-06-30
INFOCURE CORP
filed 2000-08-14
CIK 1028584

                              INFOCURE CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   [MARK ONE]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        1765 THE EXCHANGE
             SUITE 200
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

                                 Yes [X] No [ ]

 The number of outstanding shares of the issuer's class of capital stock as of
               July 31, 2000 is as follows: 34,181,727 shares of
                        Common Stock, $.001 par value.

                                   FORM 10-Q
                                    FOR THE
                          QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

         ITEM 1.       FINANCIAL STATEMENTS................................................           2

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS...............................................          10

         ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........
                                                                                                     14

PART II. OTHER INFORMATION

         ITEM 1.       LEGAL PROCEEDINGS...................................................          16

         ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...........................          16

         ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.....................................          16

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................          16

         ITEM 5.       OTHER INFORMATION...................................................          16

         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................          16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INFOCURE CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                   2000                1999
                                                                                -----------         -----------
                                                                                (UNAUDITED)
                                     ASSETS
Current (Note 1):
     Cash and cash equivalents                                                   $  15,339           $  16,836
     Accounts receivable-trade, net of allowance of $3,270 and $4,296               23,364              39,331
     Other receivables                                                               1,263                 819
     Inventory, net                                                                  4,376               4,428
     Refundable income taxes                                                           256               3,256
     Deferred tax assets                                                             4,053               2,843
     Prepaid expenses and other current assets                                       1,800               1,376
                                                                                 ---------           ---------
             Total current assets                                                   50,451              68,889

     Property and equipment, net of accumulated depreciation of $10,022
        and $9,708                                                                  27,298              24,064
     Intangible assets, net of accumulated amortization of $33,496 and
        $16,013 (Note 3)                                                           109,756             111,860
     Deferred tax assets                                                            24,603              12,963
     Other assets                                                                    3,806               2,728
                                                                                 ---------           ---------
                                                                                 $ 215,914           $ 220,504
                                                                                 =========           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                               $   1,222           $   1,222
     Accounts payable                                                                4,388              10,161
     Accrued expenses                                                               12,228              15,306
     Accrued restructuring costs (Note 5)                                            1,970               2,534
     Deferred revenue and customer deposits                                         14,501              12,979
     Current portion of long-term debt (Note 6)                                        406                 694
                                                                                 ---------           ---------
             Total current liabilities                                              34,715              42,896
Long-term debt, less current portion (Note 6)                                       59,901              41,178
Other liabilities                                                                      963               1,091
                                                                                 ---------           ---------
             Total liabilities                                                      95,579              85,165

Commitments and contingencies

Convertible, redeemable subsidiary preferred stock issuable                         10,000                  --
                                                                                 ---------           ---------

Stockholders' equity (Note 7):
     Common stock $0.001 par value, 200,000,000 authorized,
        33,959,814 and 32,327,099 outstanding                                           34                  32
     Additional paid-in capital                                                    202,603             189,837
     Notes receivable-Stockholders                                                 (12,175)                 --
     Accumulated deficit                                                           (80,127)            (54,530)
                                                                                 ---------           ---------
             Total stockholders' equity                                            110,335             135,339
                                                                                 ---------           ---------

                                                                                 $ 215,914           $ 220,504
                                                                                 =========           =========


          See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,
                                                               2000         1999           2000          1999
                                                            ----------    --------       --------      --------
Revenue (Note 2):
    Systems and software                                    $  7,300       $25,893      $  17,484       $ 49,779
    Maintenance, support and services                         26,904        26,708         52,439         51,814
                                                            --------       -------      ---------       --------
Total revenue                                                 34,204        52,601         69,923        101,593
                                                            --------       -------      ---------       --------

Operating expense:
    Hardware and other items purchased for resale              8,973        13,415         16,896         24,368
    Selling, general and administrative (excluding
       compensatory stock awards)                             29,208        24,853         56,819         49,096
    Research and development                                   4,400         3,775          9,309          8,034
    Depreciation and amortization (Note 3)                    11,692         2,592         21,742          5,030
    Restructuring and other charges (Note 5)                     412           218          1,616            836
    Loss (gain) on disposal of fixed assets                       68            --           (530)            --
                                                            --------       -------      ---------       --------
Total operating expense                                       54,753        44,853        105,852         87,364
                                                            --------       -------      ---------       --------

Operating (loss) income                                      (20,549)        7,748        (35,929)        14,229
Interest expense and other, net                                1,298           633          2,524          2,574
                                                            --------       -------      ---------       --------
(Loss) income before income taxes                            (21,847)        7,115        (38,453)        11,655
(Benefit) provision for income taxes                          (7,431)        2,759        (12,856)         4,820
                                                            --------       -------      ---------       --------

Net (loss) income before extraordinary item                  (14,416)        4,356        (25,597)         6,835
Extraordinary item - debt extinguishment cost, net
    of income taxes                                               --         2,936             --          2,936
                                                            --------       -------      ---------       --------

Net (loss) income                                           $(14,416)      $ 1,420      $ (25,597)      $  3,899
                                                            ========       =======      =========       ========

Net (loss) income per share before extraordinary item:
    Basic                                                   $  (0.43)      $  0.15      $   (0.78)      $   0.28
                                                            ========       =======      =========       ========
    Diluted                                                 $  (0.43)      $  0.13      $   (0.78)      $   0.22
                                                            ========       =======      =========       ========

Net (loss) income per share:
    Basic                                                   $  (0.43)      $  0.05      $   (0.78)      $   0.16
                                                            ========       =======      =========       ========
    Diluted                                                 $  (0.43)      $  0.04      $   (0.78)      $   0.13
                                                            ========       =======      =========       ========

Weighted average shares outstanding (Note 7):
    Basic                                                     33,267        28,215         32,889         24,637
                                                            ========       =======      =========       ========
    Diluted                                                   33,267        32,863         32,889         30,442
                                                            ========       =======      =========       ========


          See accompanying notes to consolidated financial statements.

                             INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                                2000             1999
                                                                              --------         --------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     Net (loss) income                                                        $(25,597)        $  3,899
     Adjustments to reconcile net (loss) income to cash (used in)
        provided by operating activities:
        Extraordinary item - debt extinguishment cost                               --            4,892
        Restructuring and other charges (Note 5)                                 1,616              836
        Depreciation and amortization                                           21,742            5,030
        Allowance for doubtful accounts                                            798              334
        Tax benefit from the exercise of options                                   228               --
        Gain on disposal of fixed assets                                          (530)              --
        Deferred taxes                                                         (12,869)           1,990
        Changes in current assets and liabilities, net of acquisitions
           Trade and other receivables                                          15,434           (8,860)
           Refundable income taxes                                               3,000               --
           Inventory, prepaid expenses and other assets                           (218)            (268)
           Accounts payable and accrued expenses                               (10,410)          (2,912)
           Deferred revenue and deposits                                           730           (3,453)
                                                                              --------         --------
     Cash (used in) provided by operating activities                            (6,076)           1,488
                                                                              --------         --------

CASH USED IN INVESTING ACTIVITIES:
     Cash paid for acquisitions (Note 4)                                       (13,422)         (13,768)
     Property and equipment expenditures                                        (5,487)          (2,944)
     Cash paid for other intangible assets                                      (1,251)          (2,439)
     Other                                                                      (1,169)             713
                                                                              --------         --------
     Cash used in investing activities                                         (21,329)         (18,438)
                                                                              --------         --------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from exercise of options                                           1,717            2,382
     Proceeds from issuance of common stock                                         --           86,224
     Proceeds from issuable stock of subsidiary (Note 7)                        10,000               --
     Issuance of notes to officers (Note 7)                                     (5,238)              --
     Borrowings of long-term debt                                               20,185           12,000
     Principal payments on short-term note payable                                  --           (2,000)
     Payment of loan costs                                                          --             (353)
     Principal payments on long-term debt                                         (756)         (69,201)
                                                                              --------         --------
     Cash provided by financing activities                                      25,908           29,052
                                                                              --------         --------

Net (decrease) increase in cash and cash equivalents                            (1,497)          12,102
Cash and cash equivalents, beginning of period                                  16,836           10,302
                                                                              --------         --------
Cash and cash equivalents, end of period                                      $ 15,339         $ 22,404
                                                                              ========         ========


NONCASH TRANSACTIONS:
     Stock issued for acquisitions (Note 4)                                   $  2,386         $     --
     Stock issued to settle obligations                                          1,500               --
     Disposal of building under capital lease obligation                        (1,109)              --
     Stock issued to stockholders for notes receivable (Note 7)                 (6,937)              --

ADDITIONAL CASH FLOW INFORMATION:
     Interest paid                                                            $    451         $  4,230
     Income taxes (refunded) paid                                               (2,499)             430


 See accompanying notes to consolidated financial statements.

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

         The information presented at June 30, 2000, and for the periods ended June 30, 2000 and 1999 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of InfoCure Corporation ("InfoCure" and together with InfoCure's subsidiaries, the "Company") for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in InfoCure's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "Form 10-K").

         InfoCure was founded in November 1996 to develop, market and service practice management systems for use by healthcare providers throughout the United States. The Company is currently developing new practice management software applications tailored to the needs of medical and dental customers that can be delivered through an application service provider, or "ASP", delivery model. The Company is also developing Internet and wireless solutions that will allow its customers to utilize new technology to enhance office workflow and conduct business-to-business e-commerce. Through December 31, 1999, the Company completed 24 acquisitions, as further described in InfoCure's Form 10-K. During the three months ended March 31, 2000, the Company completed three acquisitions (the "First Quarter Acquisitions"), and during the three months ended June 30, 2000, the Company completed three additional acquisitions (the "Second Quarter Acquisitions"), all six of which were accounted for as purchases.

         The consolidated financial statements of the Company included herein give retroactive effect to all of its historical acquisitions that were accounted for as poolings of interest. As a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented and the consolidated stockholders' equity reflects the accounts of InfoCure as if the additional common stock issued in connection with the mergers had been issued for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for the interim periods may not be indicative of annual results. Certain amounts in the 1999 quarterly financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  REVENUE RECOGNITION

         During the three months ended June 30, 2000, the Company began offering its customers subscription pricing for substantially all of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.

NOTE 3.  GOODWILL AMORTIZATION

         As previously reported in InfoCure's Form 10-K, management changed its estimate of the useful life of its remaining goodwill from 15 years to three years during the fourth quarter of 1999. The effect of this change was to increase the net loss on a pre-tax basis by approximately $8.2 million or $0.25 per share for the three months ended June 30, 2000 and $15.5 million or $0.47 per share for the six months ended June 30, 2000.

NOTE 4.  BUSINESS COMBINATIONS

         As reported in InfoCure's Form 10-K, the Company completed five acquisitions during 1999 that were accounted for as purchases (the "1999 Purchase Acquisitions"). In addition, the Company completed the First Quarter Acquisitions for which the total consideration paid was approximately $6.1 million in cash and $2.4 million in InfoCure common stock. The total consideration paid for the Second Quarter Acquisitions was approximately $7.3 million in cash. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the 1999 Purchase Acquisitions, the First Quarter Acquisitions and the Second Quarter Acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.



UNAUDITED PRO FORMA AMOUNTS (IN THOUSANDS,
------------------------------------------                 THREE MONTHS ENDED                    SIX MONTHS ENDED
  EXCEPT PER SHARE AMOUNTS)                         JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
  -------------------------                         -------------      -------------      -------------     -------------
Revenue ..........................................     $ 34,405            $59,059           $71,712            $119,592
Net (loss) income ................................      (14,534)               635           (26,422)              1,926
(Loss) earnings per share - after extraordinary item:
  Basic ..........................................        (0.44)              0.02             (0.80)               0.08
  Diluted ........................................        (0.44)              0.02             (0.80)               0.06


NOTE 5.  RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, the Company decided to restructure its business into medical and dental divisions, changed its product strategy to begin development of ASP applications and Internet solutions, decided to transition to a subscription pricing model and completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization related to acquisitions completed during 1999, which was substantially completed in the second quarter of 2000, to consolidate certain facilities and eliminate staffing redundancies involving approximately 80 employees. The following table sets forth changes in the restructuring reserves as a result of actions taken to implement the Company's restructuring and reorganization plans during the three and six months ended June 30, 2000:


                                        RESERVE                  COSTS       RESERVE                  COSTS     RESERVE
                                        BALANCE                  APPLIED     BALANCE                  APPLIED   BALANCE
                                        DECEMBER                 AGAINST     MARCH                    AGAINST   JUNE
                                        31, 1999   ADJUSTMENTS   RESERVES    31, 2000   ADJUSTMENTS   RESERVES  30, 2000
                                        --------------------------------------------------------------------------------
                                                                       (in thousands)
Facility closure and consolidation      $1,434      $   --      $  (203)      $1,231       $ 14        $(100)     $1,145
Compensation costs for severance
  and other termination benefits           515       1,030         (903)         642        398         (274)        766
Incremental costs associated with
  completion of discontinued
  customer contracts                       235          --           --          235         --         (176)         59
Contingent consideration payable
  to former stockholders                   350          --         (350)          --         --           --          --
Other asset write-downs and costs           --         174          (18)         156         --         (156)         --
                                        --------------------------------------------------------------------------------

                                        $2,534      $1,204      $(1,474)      $2,264       $412        $(706)     $1,970
                                        --------------------------------------------------------------------------------


NOTE 6.  NOTES PAYABLE AND LONG TERM DEBT

         In April 2000, the Company borrowed approximately $7.3 million under its $100.0 million credit facility to finance the Second Quarter Acquisitions. As of June 30, 2000, the amount outstanding under the credit facility was $58.5 million. The Company was not in compliance with certain financial covenants contained in the credit facility as of June 30, 2000 and received a waiver for such non-compliance. During July 2000, the Company entered into an amendment to the credit facility to eliminate certain financial covenants and establish new financial covenants.

NOTE 7.  STOCKHOLDERS' EQUITY

Common Stock

         The weighted average number of shares outstanding used in computing basic net (loss) income for the three months ended June 30, 2000 and 1999 were 33,266,837 and 28,214,599, respectively. The weighted average number of shares outstanding used in computing basic net (loss) income for the six months ended June 30, 2000 and 1999 were 32,888,861 and 24,637,480, respectively. The weighted average number of shares outstanding used in computing diluted net income for the three months ended June 30, 1999 was 32,863,180, including 4,648,581 shares of potentially dilutive common stock assuming exercise of the Company's potentially dilutive options and warrants. The weighted average number of shares outstanding used in computing diluted net income for the six months ended June 30, 1999 was 30,442,491, including 5,805,011 shares of potentially dilutive common stock assuming exercise of the Company's potentially dilutive options and warrants. Potentially dilutive shares were 313,245 and 2,605,586 for the three months and six months ended June 30, 2000, respectively, and have not been included in the calculation of diluted net loss per share because such inclusion is antidilutive.

Subsidiary Preferred Stock

         In February 2000, InfoCure entered into an agreement with Healtheon/WebMD Corporation ("Healtheon/WebMD") whereby Healtheon/WebMD would acquire up to $100.0 million of convertible redeemable preferred stock of VitalWorks, Inc. ("VitalWorks"), a subsidiary of the Company. In consideration of the investment, the agreement provides for development and distribution agreements between the parties to create an industry-standard physician practice management system to be delivered through an ASP delivery model. Similarly, the parties entered into a marketing agreement which, with respect to services conducted by VitalWorks, provides for utilization, delivery and promotion of Healtheon/WebMD's clinical financial transaction and electronic data interchange, or EDI, services. InfoCure received $10.0 million in exchange for shares issuable of Series A preferred stock of VitalWorks, which will automatically convert into 1% of the outstanding common stock of VitalWorks (on a fully-diluted basis) upon completion of an initial public offering of VitalWorks. The agreement contemplates the investment of an additional $90.0 million upon completion of an initial public offering of VitalWorks, subject to regulatory approval and approval of both companies' board of directors. On May 4, 2000, InfoCure announced that, in light of market conditions, it had suspended its previously announced plans to conduct an initial public offering of the common stock of VitalWorks. InfoCure's agreement with Healtheon/WebMD provides that if the initial public offering of VitalWorks is not completed within nine months of the date of the agreement: (i) the initial $10.0 million in VitalWorks Series A preferred stock will be exchangeable, at Healtheon/WebMD's option, into InfoCure's common stock at a per share conversion price equal to the average closing price of InfoCure's common stock for the twenty trading days immediately prior to the nine month anniversary of the agreement and (ii) Healtheon/WebMD will no longer be obligated to make the additional $90.0 million investment contemplated by the agreement.

Notes Receivable - Stockholders

         During the second quarter of 2000, the Company made advances to certain executive officers of the Company in an aggregate amount of approximately $9.7 million, the outstanding balance of which totaled approximately $5.2 million as of June 30, 2000. The Company made these advances to prevent these officers from being forced to sell shares of InfoCure's common stock in the market, which the Company believed might further depress InfoCure's stock price. The officers issued promissory notes to the Company to evidence the portion of the advances outstanding as of June 30, 2000. The notes bear interest at a rate of prime plus 0.5% (10.0% at June 30, 2000, per annum) and are due December 31, 2000. The notes are included as contra-equity balances in the accompanying consolidated balance sheet as of June 30, 2000.

         During the second quarter of 2000, the Company received notes receivable from certain executive officers of the Company in an aggregate amount of approximately $6.9 million, in conjunction with the exercise of vested stock options. The notes bear interest at a rate of prime plus 0.5% (10.0% at June 30, 2000) per annum and are due April 18, 2002. The notes are recorded as contra-equity balances in the accompanying consolidated balance sheets.

         The Company and the executive officers intend to enter into an agreement that would permit the Board of Directors to accelerate the repayment of the notes to the extent the Board determines the Company needs to raise additional equity financing.

NOTE 8.  SEGMENT REPORTING

         Effective in the fourth quarter of 1999, in connection with its change in product strategy to focus on development of ASP applications and Internet solutions, the Company announced its plans for a reorganization of its business centered around medical and dental strategic business units. For purposes of reporting this segment information, the Company allocated previously reported corporate expenses to the respective divisions based on the relative use of the corporate resource.

         The following table sets forth business segment information (in thousands):


                                                        Three Months Ended                      Six Months Ended
                                                  June 30,          June 30, 1999      June 30, 2000         June 30, 1999
                                                  2000
                                                  -------------------------------------------------------------------------
 Revenue:
    Medical                                       $ 23,844             $ 37,732             $  49,576             $  74,604
    Dental                                          10,196               14,461                20,016                26,581
    Corporate                                          164                  408                   331                   408
                                                  -------------------------------------------------------------------------

                                                  $ 34,204             $ 52,601             $  69,923             $ 101,593
                                                  =========================================================================
Operating (loss) profit (1):
    Medical                                       $(12,675)            $  4,832             $ (23,619)            $  10,847
    Dental                                          (7,312)               3,778               (11,259)                4,685
    Corporate                                          (82)                (644)                   35                  (467)
                                                  -------------------------------------------------------------------------

                                                  $(20,069)            $  7,966             $ (34,843)            $  15,065
                                                  -------------------------------------------------------------------------
Depreciation and amortization:
    Medical                                       $  6,798             $  1,726             $  13,505             $   3,258
    Dental                                           4,605                  458                 7,898                 1,010
    Corporate                                          289                  408                   339                   762
                                                  -------------------------------------------------------------------------

                                                  $ 11,692             $  2,592             $  21,742             $   5,030
                                                  -------------------------------------------------------------------------
EBITDA (2)
    Medical                                       $ (5,877)            $  6,557             $ (10,114)            $  13,425
    Dental                                          (2,707)               4,236                (3,361)                6,375
    Corporate                                          207                 (235)                  374                   295
                                                  -------------------------------------------------------------------------

                                                  $ (8,377)            $ 10,558             $ (13,101)            $  20,095
                                                  =========================================================================
Interest expense and
     other, net                                   $  1,298             $    633             $   2,524             $   2,574
                                                  =========================================================================

Non-recurring charges (including
restructuring and other charges
and loss (gain) on disposal
of fixed assets):
    Medical                                       $    433             $     55             $     902             $     276
    Dental                                              47                  163                   184                   560
                                                  -------------------------------------------------------------------------
                                                  $    480             $    218             $   1,086             $     836
                                                  =========================================================================

(Loss) income before income taxes                 $(21,847)            $  7,115             $ (38,453)            $  11,655
                                                  =========================================================================


(1)   Excludes non-recurring charges of restructuring and other charges and loss
      (gain) on disposal of fixed assets.

(2) EBITDA represents earnings before interest, (benefit) provision for income taxes, depreciation and amortization and restructuring and other charges. EBITDA is not a measurement in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net (loss) income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity. All companies do not calculate EBITDA in the same manner. Accordingly, the Company's EBITDA data may not be comparable with that of other companies.

NOTE 9. SUBSEQUENT EVENTS

Restructuring

         On August 1, 2000 the Company announced its plans to restructure each of its medical and dental operating divisions, called VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. Over the next eight months, the Company plans to close or consolidate 25 facilities and terminate approximately 400 employees. Compensation costs, including severance and other termination benefits, and other exit costs aggregating approximately $20.0 million are expected to be recorded in the third quarter of 2000.

Equity Financing Agreement

         As of August 1, 2000, the Company entered into an agreement whereby it has the right to make periodic sales to an institutional investor of up to an aggregate of $60.0 million of its common stock over the next 28 months. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee and grant to the investor warrants to purchase shares of the Company's common stock if the Company has not sold to the investor a stated minimum amount of its common stock pursuant to the agreement on or before the fourteenth month anniversary of the agreement. The number of shares that can be sold at any one time will be determined in accordance with the terms of the agreement based on the current stock price at the time of the sale. The purchase price of the shares of stock will represent a discount from the current stock price at the time of the sale. Although the purchaser may resell the stock purchased pursuant to an effective registration statement which the Company filed with the Securities and Exchange Commission, the agreement also requires the purchaser to limit certain selling activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", or any similar expressions, as they relate to the Company or its management, or the management of any of our businesses, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Reference is made in particular to the discussion set forth below in this report and set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, for a discussion of some of the risks, uncertainties and assumptions that could cause actual results to differ materially from those described in our forward looking statements. Those risks, uncertainties and assumptions include:

         - We have recently incurred losses and expect to continue to incur losses for the foreseeable future.
         - Our quarterly operating results may fluctuate and could cause our stock price to fluctuate.
         - Our subscription pricing model is unproven and our success depends on acceptance of this model and our ability to set our subscription fees at appropriate levels.
         - Our application service provider, or ASP, product strategy is unproven and customers may not respond favorably to our new products.
         - The failure to successfully complete the development of our Internet solutions and enter into strategic relationships could harm our business and limit our potential growth.
         - Our ASP product strategy is dependent upon the continued development of the Internet.
         - Our new product strategy and subscription pricing model will require additional financing which may not be available.
         - We are subject to government regulation and legal uncertainties.
         - If we do not become profitable when we anticipate, we may be unable to realize the tax benefits of net operating loss carry forwards



OVERVIEW

         We are a leading national provider of healthcare practice management software products and services to healthcare providers in targeted specialties. Our systems are designed to increase the quality and reduce the cost of providing care by allowing physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. We are currently developing new practice management software applications tailored to the needs of medical and dental customers that can be delivered through an application service provider, or "ASP", delivery model. We are also developing Internet and wireless solutions that will allow our customers to utilize new technology to enhance office workflow and conduct business-to-business e-commerce.

         A substantial part of our growth has been achieved through acquisitions. For the period July 10, 1997 through June 30, 2000, we completed 12 acquisitions that were accounted for as poolings of interest. The results of operations discussed below are presented as if these acquired companies had been consolidated for all periods presented. We also have completed 18 acquisitions that were accounted for using the purchase method of accounting and their results of operations have been included from the applicable purchase date. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not be comparable.

         In the fourth quarter of 1999, we decided to restructure our business into medical and dental divisions, change our product strategy to begin development of ASP applications and Internet solutions and transition to a subscription-pricing model and we completed six acquisitions. The implementation of these changes commenced during the three months ended March 31, 2000. During the three months ended March 31, 2000, we formalized our sales approach and business divisions and developed new marketing materials. We also initiated company-wide training and education related to our business model, subscription pricing and ASP applications for our sales and support staffs. We substantially completed our training initiatives during the second quarter of 2000. Because our training initiatives were ongoing throughout the six months ended June 30, 2000, we had a reduced sales effort from that of comparable periods. As a result of our announcement to deliver ASP applications, we believe that some of our customers that may have been contemplating a product purchase delayed that purchase until the testing and release of the ASP applications. These changes, as well as an overall reduction in sales due to purchases customers made in 1999 to prepare for Year 2000 computer issues, impacted our results for the three and six months ended June 30, 2000, compared to the corresponding periods in 1999.

SEGMENT AND MARKET INFORMATION

         We report our results in two industry segments: medical and dental. Our medical segment consists of our business for general medical practices and medical specialty practices in the areas of anesthesiology, dermatology and plastic surgery, emergency medicine, oncology, ophthalmology, pathology, pediatrics, podiatry and radiology. The dental segment consists of our business for dental, orthodontic, oral and maxillofacial surgery practices.

         CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total Revenue. Total revenue for the three months ended June 30, 2000 decreased $18.4 million, or 35%, to $34.2 million from total revenue of $52.6 million for the three months ended June 30, 1999. Total revenue for the six months ended June 30, 2000 decreased $31.7 million, or 31%, to $69.9 million from total revenue of $101.6 million for the six months ended June 30, 1999. These decreases are primarily a result of the effects of our transition to subscription pricing, change in product strategy and reorganization initiatives discussed above.

         Revenue - Medical Division. Total revenue of our medical division for the three months ended June 30, 2000 decreased $13.9 million, or 37%, to $23.8 million from $37.7 million for the three months ended June 30, 1999. Total revenue of our medical division for the six months ended June 30, 2000 decreased $25.0 million, or 34%, to $49.6 million from $74.6 million for the six months ended June 30, 1999. For the three months ended June 30, 2000, systems and software revenue decreased $11.8 million, or 72%, to $4.5 million from $16.3 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, systems and software revenue decreased $21.0 million, or 66%, to $10.9 million from $31.9 million in the six months ended June 30, 1999. These decreases are principally due to the pending release of our new ASP applications and our change to a subscription pricing model. In addition, system sales declined in 2000 as a result of purchases being made during 1999 to prepare for any Year 2000 computer issues. Maintenance, support and service revenue for the three months ended June 30, 2000 declined $2.1 million, or 10%, to $19.3 million from $21.4 million for the three months ended June 30, 1999. Maintenance, support and service revenue for the six months ended June 30, 2000 declined $4.0 million, or 9%, to $38.7 million from $42.7 million for the six months ended June 30, 1999. These decreases are due to a reduced selling initiative, which resulted in a decrease in the overall number of newly installed systems during the three and six months ended June 30, 1999 and, as a result, less service and maintenance revenue. These decreases were offset by an increase in revenue associated with a new marketing and e-commerce agreement entered into during the three months ended June 30, 2000, and increases in electronic data interchange ("EDI") revenue resulting from an increase in the number of practices using this service.

         Revenue - Dental Division. Total revenue of our dental division for the three months ended June 30, 2000 decreased $4.3 million, or 30%, to $10.2 million from $14.5 million for the three months ended June 30, 1999. Total revenue of our dental division for the six months ended June 30, 2000 decreased $6.6 million, or 25%, to $20.0 million from $26.6 million for the six months ended June 30, 1999. For the three months ended June 30, 2000, systems and software revenue decreased $6.7 million, or 70%, to $2.8 million from $9.5 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, systems and software revenue decreased $11.3 million, or 63%, to $6.6 million from $17.9 million in the six months ended June 30, 1999. These decreases are the result of lower unit sales in the current period due to our transition to a subscription pricing model and pending release of ASP applications and the result of some customers preparing during 1999 for any Year 2000 computer issues. Maintenance, support and service revenue for the three months ended June 30, 2000 increased $2.4 million, or 48%, to $7.4 million from $5.0 million for the three months ended June 30, 1999. Maintenance, support and service revenue for the six months ended June 30, 2000 increased $4.7 million, or 55%, to $13.4 million from $8.7 million for the six months ended June 30, 1999. These increases are primarily due to additional revenue generated by acquisitions made in December 1999 and March and April 2000, an increase in EDI revenue resulting from an increase in the number of practices using this service, and revenue related to new subscription priced contracts.

         Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale consist of costs incurred to purchase hardware and include costs of forms and postage, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. For the three months ended June 30, 2000, hardware and other items purchased for resale decreased $4.4 million, or 33%, to $9.0 million from $13.4 million, resulting in a gross margin in both periods of 74%. For the six months ended June 30, 2000, hardware and other items purchased for resale decreased $7.5 million, or 31%, to $16.9 million from $24.4 million, resulting in a gross margin in both periods of 76%.

         Hardware and Other Items Purchased for Resale - Medical. For the three months ended June 30, 2000, hardware and other items purchased for resale in the medical division was $7.4 million, or 31% of total revenue, compared to $10.7 million, or 28% of total revenue, for the three months ended June 30, 1999. Gross margin for the three months ended June 30, 2000 and 1999, was 69% and 72%, respectively. For the six months ended June 30, 2000, hardware and other items purchased for resale in the medical division was $14.0 million, or 28% of total revenue, compared to $19.5 million, or 26% of total revenue, for the six months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 and 1999, was 72% and 74%, respectively. The decreases in the expense and gross margin as a percentage of total revenue is due primarily to a change in product mix resulting from fewer sales of higher margin enterprise and radiology systems as compared to lower margin general medical systems. The decreases in gross margin were partially offset by an increase in higher margin EDI transactions.

         Hardware and Other Items Purchased for Resale - Dental. For the three months ended June 30, 2000, hardware and other items purchased for resale in the dental division was $1.6 million, or 15% of total revenue, compared to $2.7 million, or 19% of total revenue, for the three months ended June 30, 1999. Gross margin for the three months ended June 30, 2000 and 1999, was 85% and 81%, respectively. For the six months ended June 30, 2000, hardware and other items purchased for resale in the dental division was $2.9 million, or 14% of total revenue compared to $4.9 million, or 18% of total revenue, for the six months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 and 1999, was 86% and 82%, respectively. These increases in the gross margin percentage reflect the increase in higher margin EDI transactions and software maintenance contracts and a decrease in lower margin hardware sales.

         Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits (excluding compensatory stock awards), product development, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense increased $4.3 million, or 17%, to $29.2 million for the three months ended June 30, 2000, from $24.9 million for the three months ended June 30, 1999. SG&A expense increased $7.7 million, or 16%, to $56.8 million for the six months ended June 30, 2000, from $49.1 million for the six months ended June 30, 1999. These increases are due primarily to increases of approximately $1.6 million related to acquisitions completed during the six months ended June 30, 2000 and the addition of infrastructure of approximately $1.0 million related to the newly formed dental division. Marketing expenses related to the new subscription pricing model and rent expense related to acquisitions increased approximating $750,000 and $590,000, respectively, during the three months ended June 30, 2000 and 1999. Legal and professional fees increased approximately $360,000 in the three months ended June 30, 2000, and $760,000 in the six months ended June 30, 2000, due to costs related to potential acquisitions and other transactions which were not completed.

         Research and Development. Research and development expense increased $625,000, or 16%, to $4.4 million for the three months ended June 30, 2000, from $3.8 million for the three months ended June 30, 1999. Research and development expense increased $1.3 million, or 16%, to $9.3 million for the six months ended June 30, 2000, from $8.0 million for the six months ended June 30, 1999. These increases are primarily due to a decrease in software development costs eligible for capitalization and also due to an increase in the number of products we offered, primarily from our acquisitions.

         Depreciation and Amortization. Depreciation and amortization expense increased $9.1 million to $11.7 million for the three months ended
June 30, 2000, from $2.6 million for the three months ended June 30, 1999. Depreciation and amortization expense increased $16.7 million to $21.7 million for the six months ended June 30, 2000, from $5.0 million for the six months ended June 30, 1999. These increases in depreciation and amortization expense are primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999.

         Restructuring and Other Charges. In the three and six months ended June 30, 2000, the Company incurred costs of $412,000 and $1.6 million, respectively, primarily associated with employee severance and other termination costs and facility closure costs, that were part of our 1999 restructuring plan. In the three and six months ended June 30, 1999, the Company incurred costs of $218,000 and $836,000, respectively, primarily related to compensatory stock awards and merger costs.

         Interest Expense and Other, Net. Interest expense and other, net increased $665,000, or 105%, to $1.3 million for the three months ended June 30, 2000, from $633,000 for the three months ended June 30, 1999. This increase in the three months ended June 30, 2000 directly relates to the retirement of the outstanding balance under our credit facility and debt agreements during April 1999. Interest expense and other, net remained consistent at $2.6 million for the six months ended June 30, 2000 and 1999.

         (Benefit) Provision for Income Taxes. The provision for income taxes was a net benefit of $7.4 million for the three months ended June 30, 2000, compared to a net expense of $2.8 million for the three months ended June 30, 1999. The provision for income taxes was a net benefit of $12.9 million for the six months ended June 30, 2000, compared to a net expense of $4.8 million for the six months ended June 30, 1999. The change from net income tax expense to net income tax benefit is due to our generation of net operating losses in the three and six months ended June 30, 2000, compared to net operating income in the three and six months ended June 30, 1999. The effective tax rate decreased to 34.0% for the three months ended June 30, 2000, from 38.8% for the three months ended June 30, 1999. The effective tax rate decreased to 33.4% for the six months ended June 30, 2000, from 41.4% for the six months ended June 30, 1999. These decreases are primarily a result of our generation of net operating losses and the effect of non-deductible goodwill amortization expense.

        At December 31, 1999, the Company had $24.0 million of net operating loss carryforwards which expire, if unused, beginning in year 2014. Additionally, results of operations through June 30, 2000 generate additional net operating losses estimated at $20.0 million which would begin expiring in 2020. The Company has assessed its past financial and taxable earnings history, when adjusted for non-recurring items such as restructuring charges, and its sales backlog, budgeted sales, and expiration dates of carryforwards and believes that it is more likely than not that it will generate taxable income more than sufficient to realize the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. In addition, the Company believes that it has available tax planning strategies that could be implemented to avoid the potential expiration of net operating loss carryforward. The Company will need to generate future taxable income of approximately $44.0 million in future years prior to the expiration of the net operating losses. If the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance may be required through a charge to income.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had total cash and cash equivalents of $15.3 million and working capital of $15.7 million. During the six months ended June 30, 2000, we used $6.1 million of cash in operating activities primarily relating to (1) a net loss of $25.6 million offset by non-cash charges of $21.7 million in depreciation and amortization and (2) payments of accounts payable and accrued liabilities of approximately $10.4 million offset by a reduction of approximately $15.4 million in accounts receivable. The reduction in cash flow from operations as compared to cash provided by operating activities of approximately $1.5 million for the six months ended June 30, 1999 is due primarily to the impact of our ongoing change in business model, transition to subscription-based pricing, the anticipated future release of our ASP applications and some customers making purchases in 1999 to prepare for Year 2000 issues. During this period, cash used in investing activities was $21.3 million, primarily representing cash used for acquisitions and related expenditures of $13.4 million and capital expenditures of $5.5 million. We generated approximately $25.9 million of cash from financing activities consisting primarily of borrowings of $20.2 million under our long-term credit facility and $10.0 million for the future issuance of preferred stock of a subsidiary.

         We maintain a credit facility in the amount of $100.0 million that has a five-year term, bears interest at a floating rate (9.5% at June 30, 2000) depending on the Company achieving certain debt service ratios, and is secured by substantially all of our assets. The Company was not in compliance with certain financial covenants contained in the credit facility as of June 30, 2000 and received a waiver for such non-compliance. During July 2000 we entered into an amendment to the credit facility to eliminate certain financial covenants and to establish new financial covenants.

     As of August 1, 2000, the Company entered into an agreement (the "Common Stock Purchase Agreement") whereby it has the right to make periodic sales of up to $60.0 million of its common stock over the next 28 months. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee and grant to the investor warrants to purchase shares of the Company's common stock if the Company has not sold to the investor a stated minimum amount of its common stock, pursuant to the agreement, on or before the fourteenth month anniversary of the agreement. The number of shares that can be sold at any one time will be determined, in accordance with the terms of the agreement, based on the current stock price at the time of the sale. The purchase price of the shares of stock will represent a discount from the current stock price at the time of the sale. Although the purchaser may resell the stock purchased pursuant to an effective registration statement filed with the Securities and Exchange Commission, the agreement also requires the purchaser to limit certain selling activities.

     On August 1, 2000, we sold certain assets relating to a patient statement processing facility to National Data Corporation for approximately $11.0 million in cash.

     On August 1, 2000 we announced our plans to restructure both of our medical and dental operating divisions, VitalWorks and PracticeWorks, through a plan of employee reductions and consolidation of existing facilities. Over the next eight months we plan to close or consolidate 25 facilities and terminate approximately 400 employees. Compensation costs, including severance and other termination benefits, and other exit costs aggregating approximately $20.0 million are expected to be recorded in the third quarter of 2000. We anticipate that, once fully implemented, the restructuring will reduce operating expenses by approximately $25.0 million on an annualized basis.

     We expect the transition to a subscription pricing model to continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. We also expect to incur increased marketing and sales expenses in connection with offering our ASP applications and Internet solutions. We expect to fund our current working capital requirements and to finance our restructuring and future acquisitions, if any, through one or more of the following sources: our credit facility, other indebtedness and the issuance of debt or equity securities by us or our subsidiaries, including sales of securities pursuant to the Common Stock Purchase Agreement and to strategic partners with whom we enter into agreements relating to the rollout of our ASP applications and Internet solutions. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. We believe that our existing cash, combined with availability of funds under the credit facility and other sources of financing will be sufficient to fund our working capital requirements through the next 12 months. There can be no assurance that additional sources of capital will be available on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation are not expected to have a significant impact on our financial statements.

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

     As of August 1, 2000, we are not aware of any material disruption in the operation of our products by our customers as a result of Year 2000 issues. In addition, as of August 1, 2000, we have not experienced any material disruptions of our internal computer systems or software applications, and have not experienced any material problems with the computer systems or software applications of the third parties with whom we regularly do business as a result of Year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e. prime or LIBOR spreads). Approximately $58.5 million of our outstanding debt at June 30, 2000 relates to our credit facility with FINOVA Capital Corporation. Interest on the outstanding balance is charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $585,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2000. We do not trade in derivative financial instruments.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks compensatory damages as a result of the Company's alleged breach of this agreement, as well as reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition of the Company.

         On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks compensatory damages as a result of the Company's alleged breach of the agreement, as well as reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 14, 2000, the annual meeting of the stockholders of InfoCure was held for the purpose of re-electing Richard E. Perlman, Frederick L. Fine, James K. Price, James D. Elliot and Raymond H. Welsh as directors and voting on proposals by InfoCure's board of Directors to: (a) ratify and approve the amendment of the InfoCure Corporation Length-of-Service 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance under such plan; (b) ratify and approve the grant of options to acquire shares of InfoCure's common stock to Frederick L. Fine, James K. Price and Richard E. Perlman; and (c) ratify and approve the selection of BDO Seidman, LLP as InfoCure's independent auditors for the year ending December 31, 2000. Holders of 15,925,906 shares were represented at the meeting. Holders of a majority of the shares voted in favor of each of the proposals as follows:

         Proposal                               For            Against       Abstain
         --------                               ---            -------       -------
Elect Richard E. Perlman as Director            15,293,673       632,233     --
Elect James D. Elliot as Director               15,091,555       834,351     --
Elect Frederick L. Fine as Director             15,077,728       848,178     --
Elect James K. Price as Director                15,279,917       645,989     --
Elect Raymond H. Welsh as Director              15,293,673       632,233     --
Amend Length-of-Service Stock Option Plan       13,704,311     2,192,343     29,252
Approve Option Grants                           12,830,624     3,865,364     29,918
Approve BDO Seidman, LLP as auditors            15,864,628        38,647     22,631

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amendment Number One to Loan Agreement by and Among InfoCure Corporation, InfoCure Systems, Inc. and Thoroughbred Acquisition, Inc. and FINOVA Capital Corporation.
                  10.2 Common Stock Purchase Agreement, dated August 1, 2000, between InfoCure Corporation and Acqua Wellington North American Equities Fund, Ltd.
                  10.3     Form of Officer Promissory Note with schedule of
                           makers and principal amount of notes.
                  27.1     Financial Data Schedule (solely for use by the
                           Commission).

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INFOCURE CORPORATION



Date:  August 14, 2000            /s/ Frederick L. Fine
                                  ---------------------------------------------
                                  Frederick L. Fine
                                  President; Chief Executive Officer (Principal
                                  Executive Officer); Director

Date:  August 14, 2000            /s/ James A. Cochran
                                  ---------------------------------------------
                                  James A. Cochran
                                  Senior Vice President-Finance;
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)