Form 10-Q
period 2000-09-30
INFOCURE CORP
filed 2000-11-14
CIK 1028584

                              INFOCURE CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   [MARK ONE]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------
                        COMMISSION FILE NUMBER: 001-12799

                              INFOCURE CORPORATION

             (Exact name of registrant as specified in its charter)

                DELAWARE                                58-2271614
    (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           1765 THE EXCHANGE
               SUITE 200
            ATLANTA, GEORGIA                              30339
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

                                 Yes [X] No [ ]

  The number of outstanding shares of the issuer's class of capital stock as of
              October 31, 2000 is as follows: 34,258,730 shares of
                                              ----------
                         Common Stock, $.001 par value.

                                    FORM 10-Q
                                     FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS............................................................      2

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS...........................................................     10

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................     14

PART II. OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS...............................................................     16

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................     16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              INFOCURE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               2000            1999
                                                                          -------------    ------------
                                                                            (UNAUDITED)
                             ASSETS
Current:
  Cash and cash equivalents                                                 $   13,790      $   16,836
  Accounts receivable-trade, net of allowance of $3,075 and $4,296              19,038          39,331
  Other receivables                                                              1,542             819
  Inventory, net                                                                 1,381           4,428
  Refundable income taxes                                                          256           3,256
  Deferred tax assets                                                            9,286           2,843
  Prepaid expenses and other current assets                                      1,158           1,376
                                                                            ----------      ----------
          Total current assets                                                  46,451          68,889

Property and equipment, net of accumulated depreciation of $11,126
 and $9,708                                                                     24,572          24,064
Intangible assets, net of accumulated amortization of $43,279 and
 $16,013 (Note 3)                                                              100,114         111,860
Deferred tax assets                                                             33,163          12,963
Other assets                                                                     2,552           2,728
                                                                            ----------      ----------
                                                                            $  206,852      $  220,504
                                                                            ==========      ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                             $    1,222      $    1,222
  Accounts payable                                                               3,407          10,161
  Accrued expenses                                                              16,181          15,306
  Accrued restructuring costs (Note 5)                                          15,325           2,534
  Deferred revenue and customer deposits (Note 6)                               15,435          12,979
  Current portion of long-term debt (Note 7)                                       409             694
                                                                            ----------      ----------
          Total current liabilities                                             51,979          42,896
Long-term debt, less current portion (Note 7)                                   54,930          41,178
Deferred gain on sale of assets                                                  5,584              --
Other liabilities                                                                  351           1,091
                                                                            ----------      ----------
          Total liabilities                                                    112,844          85,165

Commitments and contingencies

Convertible, redeemable subsidiary preferred stock issuable                     10,000              --
                                                                            ----------      ----------

Stockholders' equity (Notes 8 and 9):
  Common stock $0.001 par value, 200,000,000 authorized,
   34,183,480 and 32,327,099 outstanding                                            34              32
  Additional paid-in capital                                                   202,608         189,837
  Notes receivable-stockholders                                                (12,398)             --
  Accumulated deficit                                                         (106,236)        (54,530)
                                                                            ----------      ----------
          Total stockholders' equity                                            84,008         135,339
                                                                            ----------      ----------

                                                                            $  206,852      $  220,504
                                                                            ==========      ==========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2000           1999           2000           1999
                                                                -------------  -------------  -------------  -------------
Revenue (Note 2):
  Systems and software                                            $   7,643      $  26,562      $  25,126      $  76,341
  Maintenance, support and services                                  27,624         27,471         79,732         79,285
                                                                  ---------      ---------      ---------      ---------
Total revenue                                                        35,267         54,033        104,858        155,626
                                                                  ---------      ---------      ---------      ---------

Operating expense:
  Hardware and other items purchased for resale                       8,917         13,621         25,813         37,990
  Selling, general and administrative                                26,936         25,176         83,422         74,272
  Research and development                                            4,338          3,610         13,647         11,644
  Depreciation and amortization (Note 3)                             11,501          2,967         33,243          7,997
  Restructuring (Note 5)                                             15,142             --         16,758             --
  Impairment and other non-recurring charges (Note 5)                 6,634          1,204          6,634          2,039
  Gain on disposal of fixed assets (Note 6)                            (238)            --           (773)            --
                                                                  ---------      ---------      ---------      ---------
Total operating expense                                              73,230         46,578        178,744        133,942
                                                                  ---------      ---------      ---------      ---------

Operating (loss) income                                             (37,963)         7,455        (73,886)        21,684
Interest expense and other, net                                       1,312            477          3,843          3,051
                                                                  ---------      ---------      ---------      ---------
(Loss) income before income taxes                                   (39,275)         6,978        (77,729)        18,633
(Benefit) provision for income taxes                                (13,166)         2,947        (26,022)         7,767
                                                                  ---------      ---------      ---------      ---------

Net (loss) income before extraordinary item                         (26,109)         4,031        (51,707)        10,866
Extraordinary item - debt extinguishment cost, net
  of income taxes                                                        --             --             --          2,935
                                                                  ---------      ---------      ---------      ---------

Net (loss) income                                                 $ (26,109)     $   4,031      $ (51,707)     $   7,931
                                                                  =========      =========      =========      =========

Net (loss) income per share before extraordinary item:
   Basic                                                          $   (0.76)     $    0.13      $   (1.55)     $    0.40
                                                                  =========      =========      =========      =========
   Diluted                                                        $   (0.76)     $    0.11      $   (1.55)     $    0.30
                                                                  =========      =========      =========      =========

Net (loss) income per share:
   Basic                                                          $   (0.76)     $    0.13      $   (1.55)     $    0.29
                                                                  =========      =========      =========      =========
   Diluted                                                        $   (0.76)     $    0.11      $   (1.55)     $    0.22
                                                                  =========      =========      =========      =========

Weighted average shares outstanding (Note 8):
   Basic                                                             34,174         31,021         33,317         27,160
                                                                  =========      =========      =========      =========
   Diluted                                                           34,174         36,421         33,317         35,639
                                                                  =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                               2000            1999
                                                                          -------------   -------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income                                                         $  (51,707)     $    7,931
  Adjustments to reconcile net (loss) income to cash (used in)
    provided by operating activities:
    Extraordinary item - debt extinguishment cost                                   --           4,892
    Restructuring and other non-recurring charges (Note 5)                      23,392           2,039
    Depreciation and amortization                                               33,243           7,997
    Allowance for doubtful accounts                                              1,573             334
    Tax benefit from the exercise of stock options                                 228           1,083
    Recognition of deferred gain on sale of assets (Note 6)                       (242)             --
    Gain on release of pension liability                                          (550)             --
    Gain on disposal of fixed assets                                              (531)             --
    Deferred taxes                                                             (26,661)          1,707
    Changes in current assets and liabilities, net of acquisitions
      Trade and other receivables                                               18,705         (11,596)
      Refundable income taxes                                                    3,000              --
      Inventory, prepaid expenses and other current assets                       1,694            (339)
      Accounts payable and accrued expenses                                     (9,649)         (2,676)
      Deferred revenue and deposits                                               (137)         (6,243)
                                                                            ----------      ----------
    Cash (used in) provided by operating activities                             (7,641)          5,129
                                                                            ----------      ----------


CASH USED IN INVESTING ACTIVITIES:
  Cash paid for acquisitions (Note 4)                                          (13,422)        (13,768)
  Property and equipment expenditures                                           (8,061)        (12,497)
  Cash paid for other intangible assets                                         (3,114)         (4,052)
  Proceeds from sale of assets (Note 6)                                          8,972              --
  Other                                                                           (725)            566
                                                                            ----------      ----------
  Cash used in investing activities                                            (16,350)        (29,751)
                                                                            ----------      ----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                        1,722           4,688
  Proceeds from issuance of common stock                                            --          86,224
  Proceeds from issuable stock of subsidiary (Note 8)                           10,000              --
  Issuance of notes to stockholders (Note 8)                                    (5,238)             --
  Borrowings of long-term debt                                                  20,552          19,168
  Principal payments on short-term note payable                                     --          (2,000)
  Payment of loan costs                                                             --            (685)
  Principal payments on long-term debt                                          (6,091)        (69,201)
                                                                            ----------      ----------
  Cash provided by financing activities                                         20,945          38,194
                                                                            ----------      ----------

Net (decrease) increase in cash and cash equivalents                            (3,046)         13,572
Cash and cash equivalents, beginning of period                                  16,836          10,302
                                                                            ----------      ----------
Cash and cash equivalents, end of period                                    $   13,790      $   23,874
                                                                            ==========      ==========

NONCASH TRANSACTIONS:
  Stock issued for acquisitions (Note 4)                                    $    2,386      $       --
  Stock issued to settle obligations                                             1,500              --
  Disposal of building under capital lease obligation                           (1,109)             --
  Stock issued to stockholders for notes receivable (Note 8)                    (6,937)             --

ADDITIONAL CASH FLOW INFORMATION:
  Interest paid                                                             $      560      $    4,750
  Income taxes (refunded) paid                                                  (2,499)            438

          See accompanying notes to consolidated financial statements.

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

          The information presented at September 30, 2000, and for the periods ended September 30, 2000 and 1999 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of InfoCure Corporation ("InfoCure" and together with InfoCure's subsidiaries, the "Company") for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements, notes thereto and other information should be read in conjunction with the historical consolidated financial statements and related notes thereto contained in InfoCure's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "Form 10-K").

          InfoCure was founded in November 1996 to develop, market and service practice management systems for use by healthcare providers throughout the United States. The Company is currently developing new practice management software applications tailored to the needs of medical and dental customers that can be delivered through an application service provider, or "ASP", delivery model. The Company is also developing Internet and wireless solutions that will allow its customers to utilize new technology to enhance office workflow and conduct business-to-business e-commerce. Through December 31, 1999, the Company completed 24 acquisitions, as further described in InfoCure's Form 10-K. During the six months ended June 30, 2000, the Company completed six acquisitions (the "2000 Acquisitions"), all six of which were accounted for as purchases. The Company did not complete any acquisitions during the three months ended September 30, 2000.

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


NOTE 2.  REVENUE RECOGNITION

          In June 2000, the Company began offering its customers subscription pricing for substantially all of its products. Contracts are generally for a period of three to five years with revenue being recognized ratably over the contract period commencing, generally, when the product has been installed and training has been completed.


NOTE 3.  GOODWILL AMORTIZATION

          As previously reported in InfoCure's Form 10-K, management changed its estimate of the useful life of its remaining goodwill from 15 years to three years during the fourth quarter of 1999. The effect of this change was to increase the Company's net loss on a pre-tax basis by approximately $8.1 million, or $0.24 per share, for the three months ended September 30, 2000 and $23.7 million, or $0.71 per share, for the nine months ended September 30, 2000.

NOTE 4.  BUSINESS COMBINATIONS

          As reported in InfoCure's Form 10-K, the Company completed five acquisitions during 1999 that were accounted for as purchases (the "1999 Purchase Acquisitions"). In addition, the Company completed the 2000 Acquisitions for which the total consideration paid was approximately $13.4 million in cash and $2.4 million in InfoCure common stock. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the 1999 Purchase Acquisitions and the 2000 Purchase Acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, reductions in personnel costs and other operating expenses not assumed as part of the acquisitions, amortization of intangibles, interest expense and income taxes.


UNAUDITED PRO FORMA AMOUNTS (IN THOUSANDS,                           THREE MONTHS ENDED              NINE MONTHS ENDED
------------------------------------------                      ----------------------------   -----------------------------
EXCEPT PER SHARE AMOUNTS)                                        SEPTEMBER     SEPTEMBER 30,    SEPTEMBER      SEPTEMBER 30,
-------------------------                                       -----------    -------------   ------------    -------------
                                                                  30, 2000         1999         30, 2000           1999
                                                                -----------     -----------    ------------    -------------
Revenue                                                         $    35,267     $    58,607    $   106,979     $   178,199
Net (loss) income                                                   (26,109)          3,851        (52,531)          5,777
(Loss) earnings per share-after extraordinary item:
  Basic                                                               (0.76)           0.12          (1.58)           0.31
  Diluted                                                             (0.76)           0.11          (1.58)           0.23

NOTE 5.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring

          THE 2000 PLAN. On August 1, 2000, the Company announced its plans to restructure each of its medical and dental operating divisions, VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. Over the next six months, the Company plans to close or consolidate 25 facilities and terminate approximately 400 employees. The Company recorded approximately $15.1 million in restructuring costs in the third quarter of 2000 consisting of compensation costs, including severance and other termination benefits, and other costs related to the closing of facilities.

         THE 1999 PLAN. In the fourth quarter of 1999, the Company decided to restructure its business into medical and dental divisions, changed its product strategy to begin development of ASP applications and Internet solutions, decided to transition to a subscription-pricing model and completed six acquisitions. Concurrently, management committed to a plan of restructuring and reorganization related to acquisitions completed during 1999, which was completed in the second quarter of 2000, to consolidate certain facilities and eliminate staffing redundancies involving approximately 80 employees.

         The following table sets forth changes in the restructuring reserves as a result of actions taken to implement the Company's restructuring and reorganization plans during the three and nine months ended September 30, 2000:




                                                 RESERVE                       COSTS                        RESERVE
                                                 BALANCE                      APPLIED                       BALANCE
                                               DECEMBER 31,  ADDITIONS        AGAINST                         JUNE         ADDITIONS
                                                   1999      TO RESERVE       RESERVE       ADJUSTMENTS     30, 2000      TO RESERVE
                                               ------------  ----------       --------      -----------    ----------     ----------
                                                                                    (in thousands)
Facility closure and consolidation             $  1,434       $     14        $   (303)       $     --       $  1,145      $  8,404
Compensation costs for severance
  and other termination benefits                    515          1,428          (1,177)             --            766         6,280
Incremental costs associated with
  completion of discontinued
  customer contracts                                235             --            (176)             --             59            --
Contingent consideration payable
  to former stockholders of acquired
  companies whose products
  were discontinued                                 350             --            (350)             --             --            --
Other costs                                          --            174            (174)             --             --           458
                                               --------       --------        --------        --------       --------      --------
                                               $  2,534       $  1,616        $ (2,180)       $     --       $  1,970      $ 15,142
                                               --------       --------        --------        --------       --------      --------





                                                COSTS                          RESERVE
                                               APPLIED                         BALANCE
                                               AGAINST                        SEPTEMBER
                                               RESERVE       ADJUSTMENTS       30, 2000
                                               --------      -----------      ---------
                                                           (in thousands)
Facility closure and consolidation             $    (85)      $    (141)      $   9,323
Compensation costs for severance
 and other termination benefits                  (1,044)             --           6,002
Incremental costs associated with
  completion of discontinued
  customer contracts                                (59)             --              --
Contingent consideration payable
  to former stockholders                             --              --              --
Other costs                                        (458)             --              --
                                               --------       ---------       ---------
                                               $ (1,646)      $    (141)      $  15,325
                                               --------       ---------       ---------


Impairment and other Non-Recurring Charges

         Concurrent with the 2000 plan of restructuring, the Company recorded an impairment charge of $4.0 million relating to assets that will be abandoned due to the closing of facilities. The Company also recorded a non-recurring charge of $2.6 million to write-down inventory as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines in connection with its new hardware partnership agreement with Dell Computer Corporation. This agreement provides that Dell will be the exclusive supplier of computer hardware and related products to the Company's customers.

NOTE 6.  SALE OF MEDICAL CLAIMS ASSETS

         In the third quarter of 2000, the Company sold its medical statement processing assets ("Medprint") to National Data Corporation ("NDC") for approximately $9.0 million in cash. Simultaneously, the Company entered into a statement and claims processing agreement with NDC for a period of five years which provides, among other things, for attainment of certain transaction processing volume levels over the term of the agreement. The gain on the sale totaled approximately $7.2 million and will be recognized ratably over the five-year term of the statement and claims processing agreement. The current portion of the gain is included in deferred revenues and the long-term portion of the gain is included in the deferred gain from sale of assets in the accompanying consolidated financial statements. As of September 30, 2000, the Company had recognized approximately $242,000, which is included in gain on disposal of fixed assets in the accompanying consolidated statements of operations.


NOTE 7.  NOTES PAYABLE AND LONG TERM DEBT

          As of September 30, 2000, the amount outstanding under the Company's credit facility was approximately $51.0 million. In August 2000, the Company amended its credit facility. The amendment eliminated certain financial covenants and established covenants related to net worth, working capital, liquidity, and capital expenditures. As of September 30, 2000, the Company was in compliance with all financial covenants contained in the credit facility.


NOTE 8.  STOCKHOLDERS' EQUITY

Common Stock

          The weighted average number of shares outstanding used in computing basic net (loss) income for the three months ended September 30, 2000 and 1999 were 34,173,796 and 31,020,685, respectively. The weighted average number of shares outstanding used in computing basic net (loss) income for the nine months ended September 30, 2000 and 1999 were 33,317,173 and 27,160,413, respectively. The weighted average number of shares outstanding used in computing diluted net income for the three months ended September 30, 1999 was 36,420,563, including 5,399,878 shares of potentially dilutive common stock assuming exercise of the Company's potentially dilutive options and warrants. The weighted average number of shares outstanding used in computing diluted net income for the nine months ended September 30, 1999 was 35,639,114, including 8,478,701 shares of potentially dilutive common stock assuming exercise of the Company's potentially dilutive options and warrants. Potentially dilutive shares were 53,444 and 1,314,578 for the three months and nine months ended September 30, 2000, respectively, and have not been included in the calculation of diluted net loss per share because such inclusion is antidilutive.

Subsidiary Preferred Stock

         In February 2000, InfoCure entered into an agreement with Healtheon/WebMD Corporation ("Healtheon/WebMD") whereby Healtheon/WebMD would acquire up to $100.0 million of convertible redeemable preferred stock of VitalWorks, Inc. ("VitalWorks"), a subsidiary of the Company. In consideration of the investment, the agreement provides for development and distribution agreements between the parties to create an industry-standard physician practice management system to be delivered through an ASP delivery model. Similarly, the parties entered into a marketing agreement which, with respect to services conducted by VitalWorks, provides for utilization, delivery and promotion of Healtheon/WebMD's clinical financial transaction and electronic data interchange, or EDI, services. InfoCure received $10.0 million in exchange for shares issuable of Series A preferred stock of VitalWorks, which will automatically convert into 1% of the outstanding common stock of VitalWorks (on a fully-diluted basis) upon completion of an initial public offering of VitalWorks. The agreement also contemplated the investment of an additional $90.0 million upon completion of an initial public offering of VitalWorks, subject to regulatory approval and approval of both companies' board of directors. On May 4, 2000, InfoCure announced that, in light of market conditions, it had suspended its previously announced plans to conduct an initial public offering of the common stock of VitalWorks. The terms of InfoCure's agreement with Healtheon/WebMD provide that because the initial public offering of VitalWorks was not completed by November 11, 2000: (i) the initial $10.0 million in VitalWorks Series A preferred stock is exchangeable, at Healtheon/WebMD's option, into InfoCure's common stock at a per share conversion price equal to the average closing price of InfoCure's common stock for the twenty trading days immediately prior to the nine month anniversary of the agreement and (ii) Healtheon/WebMD is no longer obligated to make the additional $90.0 million investment contemplated by the agreement.

Notes Receivable - Stockholders

          During the second quarter of 2000, the Company made advances to certain executive officers of the Company in an aggregate amount of approximately $9.7 million. At September 30, 2000, the principal balance totaled approximately $5.2 million and accrued interest totaled approximately $100,000. The Company made these advances to prevent these officers from being forced to sell shares of InfoCure's common stock in the market, which the Company believed might further depress InfoCure's stock price. The officers issued promissory notes to the Company to evidence the portion of the advances outstanding as of June 30, 2000. The notes bear interest at a rate of prime plus 0.5% (10.0% at September 30, 2000) per annum and are due December 31, 2000. The notes and the accrued interest are included as contra-equity balances in the accompanying consolidated balance sheet as of September 30, 2000.

          During the second quarter of 2000, the Company received notes receivable from certain executive officers of the Company in an aggregate amount of approximately $6.9 million, in conjunction with the exercise of vested stock options. The notes bear interest at a rate of prime plus 0.5% (10.0% at September 30, 2000) per annum and are due April 18, 2002. At September 30, 2000, the accrued interest related to the notes totaled approximately $200,000. The notes and the accrued interest are recorded as contra-equity balances in the accompanying consolidated balance sheets.

Stock Compensation Plans and Stock Option Grant

         As reported in InfoCure's Form 10-K, the Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors, and consultants. These plans include the InfoCure Corporation 1996 Stock Option Plan, the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, and the InfoCure Corporation Directors Stock Option Plan.

         During the third quarter of 2000, the Company adopted a new stock option plan, the InfoCure Corporation 2000 Broad Based Stock Plan. Under this plan, 10.0 million shares of common stock of the Company have been reserved for option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right grant may not be less than the fair market value of a share of stock on the date the option or right is granted. These option or right grants will expire ten years from the date of grant.

         On August 21, 2000 the board of directors approved a grant of options to purchase, in the aggregate, approximately 8,915,000 shares of InfoCure common stock ("Option Grant") to management and employees of the Company pursuant to the new InfoCure Corporation 2000 Broad Based Stock Plan. If the previously announced tax-free spin-off (Note 11) of the Company's wholly owned subsidiary, PracticeWorks, is not completed prior to March 31, 2001, approximately
3,300,000 of the options will be
canceled. If the spin-off is completed, the option grants will vest ratably over the four-year period beginning on the grant date and expire ten years after the grant date. Compensation expense, if any, related to the contingently issued shares will be calculated based on the difference between the fair market value of the underlying common stock at the effective date of the spin-off and the grant price multiplied by the number of options outstanding. The calculated expense will then be amortized over the remaining vesting period of the options.

NOTE 9.  EQUITY FINANCING AGREEMENT

         As of August 1, 2000, the Company entered into an agreement whereby it has the right to make periodic sales to an institutional investor of up to an aggregate of $60.0 million of its common stock through November 30, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee and grant warrants to the investor to purchase shares of the Company's common stock if the Company has not sold to the investor a stated minimum amount of its common stock pursuant to the agreement on or before September 30, 2001. The number of shares that can be sold at any one time will be determined in accordance with the terms of the agreement based on the current stock price at the time of the sale. The purchase price of the shares of stock will represent a discount from the current stock price at the time of the sale. Although the purchaser may resell the stock purchased pursuant to an effective registration statement which the Company filed with the Securities and Exchange Commission, the agreement also requires the purchaser to limit certain selling activities.


NOTE 10.  SEGMENT REPORTING

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

          The following table sets forth business segment information (in thousands):

                                                             Three Months Ended                  Nine Months Ended
                                                       -------------------------------    -------------------------------
                                                       September 30,     September 30,    September 30,     September 30,
                                                           2000              1999              2000             1999
                                                       -------------     -------------    -------------     -------------
          Revenue:
             Medical                                    $   25,431        $   39,270        $   75,006        $  114,262
             Dental                                          9,836            14,763            29,852            41,364
                                                        ----------        ----------        ----------        ----------
                                                        $   35,267        $   54,033        $  104,858        $  155,626
                                                        ==========        ==========        ==========        ==========
         Operating (loss) profit (1):
             Medical                                    $   (8,959)       $    4,610        $  (32,692)       $   14,884
             Dental                                         (7,466)            4,049           (18,574)            8,841
                                                        ----------        ----------        ----------        ----------
                                                        $  (16,425)       $    8,659        $  (51,266)       $   23,725
                                                        ----------        ----------        ----------        ----------
         Depreciation and amortization:
             Medical                                    $    7,006        $    2,348        $   20,851        $    6,145
             Dental                                          4,495               619            12,392             1,852
                                                        ----------        ----------        ----------        ----------
                                                        $   11,501        $    2,967        $   33,243        $    7,997
                                                        ----------        ----------        ----------        ----------
         EBITDA (2)
             Medical                                    $   (1,953)       $    6,958        $  (11,841)       $   21,027
             Dental                                         (2,971)            4,668            (6,182)           10,693
                                                        ----------        ----------        ----------        ----------
                                                        $   (4,924)       $   11,626        $  (18,023)       $   31,720
                                                        ==========        ==========        ==========        ==========
         Interest expense and other, net                $    1,312        $      477        $    3,843        $    3,051
                                                        ==========        ==========        ==========        ==========

             Non-recurring charges (including
             restructuring and other non-recurring
             charges and loss (gain) on disposal
             of fixed assets):
             Medical                                    $   16,591        $      430        $   17,488        $      706
             Dental                                          4,947               774             5,131             1,333
                                                        ----------        ----------        ----------        ----------
                                                        $   21,538        $    1,204        $   22,619        $    2,039
                                                        ==========        ==========        ==========        ==========
         (Loss) income before income taxes              $  (39,275)       $    6,978        $  (77,728)       $   18,635
                                                        ==========        ==========        ==========        ==========

(1) Excludes restructuring and other non-recurring charges and gain on disposal of fixed assets.

(2) EBITDA represents earnings before interest, (benefit) provision for income taxes, depreciation, amortization, restructuring and other non-recurring charges. Other non-recurring charges include merger costs, compensatory stock awards, impairments of long-lived assets and inventory and gain on disposal of fixed assets. We have excluded restructuring and other non-recurring charges from EBITDA because we do not believe those costs are representative of the normal recurring nature of our operations. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA is not a measurement in accordance with generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, net (loss) income as a measure of our profitability or cash flows as a measure of our liquidity. All companies do not calculate EBITDA in the same manner. Accordingly, our EBITDA may not be comparable with that of other companies. We have included information concerning EBITDA because management believes EBITDA provides a useful measure of our performance. You should note, however, that the items excluded from EBITDA are significant components in understanding and assessing our performance.

NOTE 11.  SPIN-OFF OF SUBSIDIARY

         On August 22, 2000, the Company announced that PracticeWorks, a wholly owned subsidiary of the Company, had filed a registration statement with the Securities and Exchange Commission in connection with the Company's proposed spin-off of its PracticeWorks subsidiary to its shareholders. PracticeWorks provides information management technology and services to approximately 38,000 dentists, orthodontists, and oral and maxillofacial surgeons. After the spin-off, InfoCure will change its name to VitalWorks, and will concentrate its operations on management information technology and e-health services exclusively for medical practices.

         The spin-off is anticipated to be effective January 1, 2001. InfoCure will receive an opinion of counsel that the distribution should be tax-free for U.S. federal income tax purposes to InfoCure and its shareholders. At the time of the distribution, each holder of InfoCure common stock will receive a pro rata dividend of PracticeWorks common stock in a ratio to be determined prior to the spin-off.

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

         - If we do not become profitable when we anticipate, we may be unable to realize the tax benefits of net operating loss carry forwards.

         - InfoCure and PracticeWorks might experience difficulties in operating as independent companies following the distribution of PracticeWorks stock.

         - The distribution of PracticeWorks stock may cause fluctuations in trading prices in InfoCure common stock.

         - If the distribution of PracticeWorks stock is taxable, InfoCure's stockholders could be required to pay tax on their shares of PracticeWorks stock and InfoCure could incur a corporate tax liability.


OVERVIEW

         We are a national provider of healthcare practice management software products and services to healthcare providers in targeted specialties. Our systems are designed to increase the quality and reduce the cost of providing care by allowing physicians to manage their practices more efficiently and reduce the administrative burdens created by an increasingly complex healthcare environment. We are currently developing new practice management software applications tailored to the needs of medical and dental customers that can be delivered through an application service provider, or "ASP", delivery model. We are also developing Internet and wireless solutions that will allow our customers to utilize new technology to enhance office workflow and conduct business-to-business e-commerce.

          A substantial part of our growth has been achieved through acquisitions. For the period July 10, 1997 through September 30, 2000, we completed 12 acquisitions that were accounted for as poolings of interest. The results of operations discussed below are presented as if these acquired companies had been consolidated for all periods presented. We also have completed 18 acquisitions that were accounted for using the purchase method of accounting and their results of operations have been included from the applicable purchase date. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not be comparable.

         In the fourth quarter of 1999, we decided to restructure our business into medical and dental divisions, change our product strategy to begin development of ASP applications and Internet solutions and transition to a subscription-pricing model and we completed six acquisitions. The implementation of these changes commenced during the three months ended March 31, 2000 with the formalization of our sales approach and business divisions and development of new marketing materials. We also initiated company-wide training and education related to our business model, subscription pricing and ASP applications for our sales and support staffs. We substantially completed our training initiatives during the second quarter of 2000. Because our training initiatives were ongoing throughout the six months ended June 30, 2000, we had a reduced sales effort from that of comparable periods. As a result of our announcement to deliver ASP applications, we believe that some of our customers that may have been contemplating a product purchase delayed that purchase until the testing and release of the ASP applications. These changes, as well as an overall reduction in sales due to purchases customers made in 1999 to prepare for Year 2000 computer issues, impacted our results for the three and nine months ended September 30, 2000, compared to the corresponding periods in 1999.

SEGMENT AND MARKET INFORMATION

          We report our results in two industry segments: medical and dental. Our medical segment consists of our business for general medical practices and medical specialty practices in the areas of anesthesiology, dermatology and plastic surgery, emergency medicine, oncology, ophthalmology, pathology, pediatrics, podiatry and radiology. The dental segment consists of our business for dental, orthodontic, and oral and maxillofacial surgery practices.

          CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

          Total Revenue. Total revenue for the three months ended September 30, 2000 decreased $18.7 million, or 35%, to $35.3 million from total revenue of $54.0 million for the three months ended September 30, 1999. Total revenue for the nine months ended September 30, 2000 decreased $50.7 million, or 33%, to $104.9 million from total revenue of $155.6 million for the nine months ended September 30, 1999. These decreases are primarily a result of the effects of our transition to subscription pricing, change in product strategy and reorganization initiatives discussed above.

          Revenue - Medical Division. Total revenue of our medical division for the three months ended September 30, 2000 decreased $13.8 million, or 35%, to $25.5 million from $39.3 million for the three months ended September 30, 1999. Total revenue of our medical division for the nine months ended September 30, 2000 decreased $39.2 million, or 34%, to $75.0 million from $114.2 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000, systems and software revenue decreased $12.6 million, or 72%, to $4.8 million from $17.4 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, systems and software revenue decreased $33.5 million, or 68%, to $15.8 million from $49.3 million in the nine months ended September 30, 1999. These decreases are principally due to the pending release of our new ASP applications and our change to a subscription pricing model. In addition, system sales declined in 2000 as a result of purchases being made during 1999 to prepare for any Year 2000 computer issues. Maintenance, support and service revenue for the three months ended September 30, 2000 declined $1.3 million, or 6%, to $20.6 million from $21.9 million for the three months ended September 30, 1999. Maintenance, support and service revenue for the nine months ended September 30, 2000 declined $5.8 million, or 9%, to $59.2 million from $65.0 million for the nine months ended September 30, 1999. These decreases are due to a reduced selling initiative, which resulted in a decrease in the overall number of newly installed systems during the three and nine months ended September 30, 1999 and, as a result, less service and maintenance revenue. These decreases were offset by an increase in revenue of $1.7 million associated with new marketing and e-commerce agreements entered into during the nine months ended September 30, 2000, and to a lesser extent, an increase of approximately $800,000 in electronic data interchange ("EDI") revenue resulting from an increase in the number of practices using this service.

          Revenue - Dental Division. Total revenue of our dental division for the three months ended September 30, 2000 decreased $4.9 million, or 33%, to $9.8 million from $14.7 million for the three months ended September 30, 1999. Total revenue of our dental division for the nine months ended September 30, 2000 decreased $11.5 million, or 28%, to $29.9 million from $41.4 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000, systems and software revenue decreased $6.4 million, or 70%, to $2.8 million from $9.2 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, systems and software revenue decreased $17.6 million, or 65%, to $9.4 million from $27.0 million in the nine months ended September 30, 1999. These decreases are the result of lower unit sales in the current period due to our transition to a subscription pricing model, the pending release of ASP applications and the result of some customers preparing during 1999 for any Year 2000 computer issues. Maintenance, support and service revenue for the three months ended September 30, 2000 increased $1.5 million, or 27%, to $7.0 million from $5.5 million for the three months ended September 30, 1999. This increase is primarily due to an increase in EDI revenue of $1.1 million resulting from an increase in the number of practices using the service, revenue from acquisitions of $492,000, and, to a lesser extent, revenue related to new subscription contracts. Maintenance, support and service revenue for the nine months ended September 30, 2000 increased $6.2 million, or 43%, to $20.5 million from $14.3 million for the nine months ended September 30, 1999. This increase is primarily due to the overall growth of the business of $1.8 million and additional revenue of $832,000 generated by acquisitions made in December 1999 and March and April 2000. The increase also includes an increase in EDI revenue of $2.9 million for the nine months ended September 30, 2000, resulting from an increase in the number of practices using this service, and to a lesser extent, revenue related to new subscription contracts.

          Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale consists of costs incurred to purchase hardware and includes costs of forms and postage, outsourced hardware maintenance, third-party software and other items for resale in connection with the sales of new systems and software. For the three months ended September 30, 2000, hardware and other items purchased for resale decreased $4.7 million, or 35%, to $8.9 million from $13.6 million. For the nine months ended September 30, 2000, hardware and other items purchased for resale decreased $12.2 million, or 32%, to $25.8 million from $38.0 million.

         Hardware and Other Items Purchased for Resale - Medical. For the three months ended September 30, 2000, hardware and other items purchased for resale in the medical division was $7.4 million, or 29% of total revenue, compared to $11.0 million, or 28% of total revenue, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, hardware and other items purchased for resale in the medical division was $21.4 million, or 29% of total revenue, compared to $30.5 million, or 27% of total revenue, for the nine months ended September 30, 1999. The decrease in the expense is due to the reduction in systems and software sales. The increases in the expense as a percentage of sales is due primarily to a change in product mix resulting from fewer sales of higher margin enterprise and radiology systems as compared to lower margin general medical systems, which were partially offset by a small increase in higher margin EDI transactions.

          Hardware and Other Items Purchased for Resale - Dental. For the three months ended September 30, 2000, hardware and other items purchased for resale in the dental division was $1.5 million, or 15% of total revenue, compared to $2.6 million, or 18% of total revenue, for the three months ended September 30, 1999. For the nine months ended September 30, 2000, hardware and other items purchased for resale in the dental division was $4.4 million, or 15% of total revenue compared to $7.5 million, or 18% of total revenue, for the nine months ended September 30, 1999. The decrease in the expense is related to the reduction in systems and software sales. These decreases as a percentage of sales also reflect the increase in higher margin subscription revenues, EDI transactions and software maintenance contracts and a decrease in lower margin hardware sales.

         Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense increased $1.7 million, or 7%, to $26.9 million for the three months ended September 30, 2000, from $25.2 million for the three months ended September 30, 1999. Of this amount $1.0 million related to the net SG&A costs of the acquisitions made in December 1999 and the 2000 Acquisitions. The Company also wrote off $615,000 of previously capitalized costs related to the cancellation of the initial public offering ("IPO") of its subsidiary, VitalWorks, and increased the allowance for doubtful accounts $800,000 during the three months ended September 30, 2000, to provide primarily for possible losses which may arise from the impact on collection efforts of the recently completed restructuring. These increases were offset by $550,000 related to the settlement of a pension liability.

          SG&A expense increased $9.1 million, or 12%, to $83.4 million for the nine months ended September 30, 2000, from $74.3 million for the nine months ended September 30, 1999. Of this amount $7.0 million related to the net SG&A costs of the acquisitions made in December 1999 and the 2000 Acquisitions. The Company also incurred marketing expenses related to the new subscription pricing model of approximately $750,000 and increased legal and professional fees of approximately $760,000 due to costs related to potential acquisitions and other transactions that were not completed. During this period the Company also increased the allowance for doubtful accounts $800,000, wrote off capitalized IPO costs of $615,000 and recorded benefit of settling a deferred compensation liability of $550,000.

          Research and Development. Research and development expense increased $728,000, or 20%, to $4.3 million for the three months ended September 30, 2000, from $3.6 million for the three months ended September 30, 1999. Research and development expense increased $2.0 million, or 17%, to $13.6 million for the nine months ended September 30, 2000, from $11.6 million for the nine months ended September 30, 1999. These increases are primarily due to a decrease in software development costs eligible for capitalization and also due to an increase in the number of products we offered, primarily from our acquisitions.

          Depreciation and Amortization. Depreciation and amortization expense increased $8.5 million to $11.5 million for the three months ended September 30, 2000, from $3.0 million for the three months ended September 30, 1999. Depreciation and amortization expense increased $25.2 million to $33.2 million for the nine months ended September 30, 2000, from $8.0 million for the nine months ended September 30, 1999. These increases in depreciation and amortization expense are primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999.

          Restructuring. In the three and nine months ended September 30, 2000, the Company incurred costs of $15.2 million and $16.8 million, respectively, primarily associated with employee severance and other termination costs and facility closure costs, that were part of our 2000 restructuring plan.

          Impairment and other Non-Recurring Charges. Concurrent with the 2000 plan of restructuring in the three months ended September 30, 2000, the Company recorded an impairment of $4.0 million relating to assets that will be abandoned due to the closing of facilities. The Company also recorded a non-recurring charge of $2.6 million to write-down inventory as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines in connection with its new hardware partnership agreement. In the three and nine months ended September 30, 1999, the Company incurred costs of $1.2 million and $2.0 million, respectively, primarily related to compensatory stock awards and merger costs.

         Interest Expense and Other, Net. Interest expense and other, net increased $823,000, or 173%, to $1.3 million for the three months ended September 30, 2000, from $477,000 for the three months ended September 30, 1999. Interest expense and other, net increased $700,000, or 23%, to $3.8 million for the nine months ended September 30, 2000, from $3.1 million for the three months ended September 30, 1999. These increases relate to the increase in the amount of the outstanding balance under our credit facility and debt agreements during the comparable periods.

          (Benefit) Provision for Income Taxes. The provision for income taxes was a net benefit of $13.2 million for the three months ended September 30, 2000, compared to a net expense of $2.9 million for the three months ended September 30, 1999. The provision for income taxes was a net benefit of $26.0 million for the nine months ended September 30, 2000, compared to a net expense of $7.8 million for the nine months ended September 30, 1999. The change from net income tax expense to net income tax benefit is due to our generation of net operating losses in the three and nine months ended September 30, 2000, compared to net operating income in the three and nine months ended September 30, 1999. The effective tax rate decreased to 34% for the three months ended September 30, 2000, from 42% for the three months ended September 30, 1999. The effective tax rate decreased to 33% for the nine months ended September 30, 2000, from 42% for the nine months ended September 30, 1999. These decreases are primarily a result of our generation of net operating losses and the effect of non-deductible goodwill amortization expense.

         At December 31, 1999, the Company had $24.0 million of net operating loss carryforwards that expire, if unused, beginning in year 2008. Additionally, results of operations through September 30, 2000 generated additional net operating losses of approximately $38.5 million that would begin expiring in 2020. The Company has assessed its past financial and taxable earnings history, when adjusted for non-recurring items such as restructuring charges, and its sales backlog, budgeted sales, and expiration dates of carryforwards and believes that it is more likely than not that it will generate taxable income more than sufficient to realize the tax benefits associated with future deductible temporary differences and net operating loss carryforwards prior to their expiration. In addition, the Company believes that it has available tax planning strategies that could be implemented to avoid the potential expiration of net operating loss carryforwards. The Company will need to generate future taxable income of approximately $62.5 million in future years prior to the expiration of the net operating losses. If the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance may be required through a charge to income.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2000, we had total cash and cash equivalents of $13.8 million. During the nine months ended September 30, 2000, we used $7.6 million of cash in operating activities primarily relating to a net loss of $51.7 million offset by (1) non-cash charges of $33.2 million in depreciation and amortization and (2) payments of accounts payable and accrued liabilities of approximately $9.6 million, offset by a reduction of approximately $18.7 million in accounts receivable. The reduction in cash flow from operations during the nine months ended September 30, 2000 as compared to cash provided by operating activities of approximately $5.1 million for the nine months ended September 30, 1999 is due primarily to the impact of our ongoing change in business model, including the transition to subscription-based pricing and the anticipated future release of our ASP applications and some customers making purchases in 1999 to prepare for Year 2000 issues. During this period, cash used in investing activities was $16.3 million, representing primarily cash used for acquisitions and related expenditures of $13.4 million and capital expenditures of $11.1 million, offset by proceeds from the sale of the Company's patient statement processing assets of $9.0 million, approximately $5.0 million of which were used to repay outstanding debt to FINOVA in accordance with the loan agreement. We generated approximately $20.9 million of cash from financing activities consisting primarily of borrowings of $20.6 million under our long-term credit facility and $10.0 million for the future issuance of preferred stock of a subsidiary, offset by long-term debt payments of $6.1 million and issuance of notes to stockholders of $5.2 million.

          We maintain a credit facility in the amount of $100.0 million that has a five-year term, bears interest at a floating rate (9.5% at September 30, 2000), plus an applicable margin (1.25% at September 30, 2000) depending on the Company achieving certain debt service ratios, and is secured by substantially all of our assets.

          As of August 1, 2000, the Company entered into an agreement (the "Common Stock Purchase Agreement") whereby it has the right to make periodic sales of up to $60.0 million of its common stock through November 30, 2002. The sale of common stock under the terms of the agreement is at our sole discretion, although the we are required to pay a fee and grant to the investor warrants to purchase shares of the our common stock if the we have not sold to the investor a stated minimum amount of our common stock, pursuant to the agreement, on or before September 30, 2001. The number of shares that can be sold at any one time will be determined, in accordance with the terms of the agreement, based on the current stock price at the time of the sale. The purchase price of the shares of stock will represent a discount from the current stock price at the time of the sale. Although the purchaser may resell the stock purchased pursuant to an effective registration statement filed with the Securities and Exchange Commission, the agreement also requires the purchaser to limit certain selling activities.

          On August 1, 2000 we announced our plans to restructure both our medical and dental operating divisions, VitalWorks and PracticeWorks, respectively, through a plan of employee reductions and consolidation of existing facilities. Over the next six months we plan to close or consolidate 25 facilities and terminate approximately 400 employees. We anticipate that, once fully implemented, the restructuring will reduce operating expenses by approximately $25.0 million on an annualized basis.

         PracticeWorks, Inc., a wholly owned subsidiary of InfoCure, has filed a registration statement with the SEC in connection with a proposed spin-off of our PracticeWorks operating division to our shareholders. In accordance with the proposed spin-off, PracticeWorks will be an independent public company and has applied for listing on the Nasdaq National Market. After the proposed spin-off, we plan to change our name to VitalWorks, and will concentrate our operations on management information technology and e-health services exclusively for medical practices, including the delivery of our previously announced ASP products. The spin-off is anticipated to be effective January 1, 2001. We will receive an opinion of counsel that the distribution should be tax-free for U.S. federal income tax purposes to us and our shareholders. At the time of the distribution, each holder of InfoCure common stock will receive a pro rata dividend of PracticeWorks common stock in a ratio to be determined prior to the spin-off.

          We expect the transition to a subscription pricing model to continue to adversely impact our cash flow until revenue from subscription fees replaces revenue from software license fees and hardware sales. We also expect to incur increased marketing and sales expenses in connection with offering our ASP applications and Internet solutions. We expect to fund our current working capital requirements and to finance our restructuring and future acquisitions, if any, through one or more of the following sources: our credit facility, other indebtedness and the issuance of debt or equity securities by us or our subsidiaries, including sales of securities pursuant to the Common Stock Purchase Agreement, and to strategic partners with whom we enter into agreements relating to the rollout of our ASP applications and Internet solutions. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. We believe that our existing cash, combined with availability of funds under the credit facility and other sources of financing will be sufficient to fund our working capital requirements through at least the next 12 months. There can be no assurance that additional sources of capital will be available on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a stock compensation plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation is not expected to have a significant impact on our financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, is effective for InfoCure as of January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the balance sheet as assets or liabilities at their fair values. Depending on the purpose of a derivative, the accounting for changes in its fair value will be recognized in either the results of operations or the balance sheet. Management does not believe the impact of adopting SFAS No. 133 will be material to its results of operations or financial condition because we do not trade in derivative financial instruments.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB No. 101 by the fourth quarter of 2000. Management does not believe that the implementation of SAB No. 101 will have a material impact on the Company's results of operations.

COSTS RELATED TO YEAR 2000 READINESS

          We recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and took corrective action prior to December 31, 1999. Our total Year 2000 compliance costs were approximately $1.4 million all of which was incurred prior to December 31, 1999. We do not currently expect to apply additional material funds to address Year 2000 issues. As of November 14, 2000, we are not aware of any material disruption in the operation of our products by our customers as a result of Year 2000 issues. In addition, as of November 14, 2000, we have not experienced any material disruptions of our internal computer systems or software applications, and have not experienced any material problems with the computer systems or software applications of the third parties with whom we regularly do business as a result of Year 2000 issues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e. prime or LIBOR spreads). Approximately $51.0 million of our outstanding debt at September 30, 2000 relates to our credit facility with FINOVA Capital Corporation. Interest on the outstanding balance is charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $510,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2000. We do not trade in derivative financial instruments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In its Form 10-Q for the quarterly period ended June 30, 2000, the Company previously reported two lawsuits in which the plaintiffs allege claims against the Company arising out of registration rights agreement whereby the Company was required, prior to a specified date, to file the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiffs owned. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1     InfoCure Corporation 2000 Broad Based Stock Plan.

         27.1     Financial Data Schedule (solely for use by the Commission).

(b)      Reports on Form 8-K

         InfoCure Corporation filed a current report on Form 8-K with the Securities and Exchange Commission on September 6, 2000 for the purposes of reporting pro forma financial information with respect to the previously announced proposed spin-off of InfoCure's dental division.

         On November 13, 2000, InfoCure Corporation filed a current report on Form 8-K with the Commission, which current report included the Registration Statement on Form 10, as filed on November 13, 2000 by PracticeWorks, Inc., an indirect, wholly-owned subsidiary of InfoCure Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INFOCURE CORPORATION


Date: November 14, 2000                      /s/ Frederick L. Fine
                                             ----------------------------------
                                             Frederick L. Fine
                                             President; Chief Executive Officer
                                             (Principal Executive Officer);
                                             Director


Date: November 14, 2000                      /s/ James A. Cochran
                                             ----------------------------------
                                             James A. Cochran
                                             Senior Vice President-Finance;
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)