Form 10-Q/A
period 2000-09-30
INFOCURE CORP
filed 2000-11-17
CIK 1028584

                              INFOCURE CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   [MARK ONE]

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

         On August 21, 2000 the board of directors approved a grant of options to purchase, in the aggregate, approximately 8,915,000 shares of InfoCure common stock ("Option Grant") to management and employees of the Company pursuant to the new InfoCure Corporation 2000 Broad Based Stock Plan. If the previously announced tax-free spin-off (Note 11) of the Company's wholly owned subsidiary, PracticeWorks, is not completed prior to March 31, 2001, 75% of the options will be canceled. The options granted will vest ratably over the four-year period beginning on the grant date and expire ten years after the grant date. Compensation expense, if any, related to the contingently issued shares will be calculated based on the difference between the fair market value of the underlying common stock at the effective date of the spin-off and the grant price multiplied by the number of options outstanding. The calculated expense will then be amortized over the remaining vesting period of the options.

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