Form 10-K405
period 2000-12-31
INFOCURE CORP
filed 2001-04-02
CIK 1028584

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-12799

                              INFOCURE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                     58-2271614
(State of incorporation)    (IRS Employer Identification
                                        No.)

             239 ETHAN ALLEN HIGHWAY, RIDGEFIELD, CONNECTICUT 06877
              (Address of Principal Executive Offices -- Zip Code)

              Registrant's telephone number, including area code:
                                 (203) 894-1300

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, par value              Nasdaq National Market
           $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 28, 2001 (based on the closing sale price of the Registrant's common stock, par value $.001 per share, as reported on the Nasdaq National Market on such date) was $51,859,415. 37,167,352 shares of common stock were outstanding as of March 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders expected to be held during May 2001 are incorporated herein by reference.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission Of Matters To A Vote Of Security Holders.........    18
Item X    Directors and Executive Officers Of The Registrant..........    18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    20
Item 6.   Selected Financial Data.....................................    20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    23
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    31
Item 8.   Financial Statements and Supplementary Data.................    31
Item 9.   Changes in And Disagreements With Accountants On Accounting
          and Financial Disclosure....................................    31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    31
Item 11.  Executive Compensation......................................    32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    32
Item 13.  Certain Relationships and Related Transactions..............    32

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    32

ITEM 1.  BUSINESS

OVERVIEW

     InfoCure Corporation ("InfoCure" or "we") is a national provider of information management technology and services targeted to both large and small healthcare practices that operate in general medicine, as well as a variety of specialties, including anesthesiology, dermatology, emergency medicine, pathology, ophthalmology, radiology and enterprise-wide medical entities. InfoCure's wide range of technological solutions automate the administrative, financial and clinical information management functions for doctors and other healthcare providers. We provide our customers with ongoing software services, training and electronic data interchange (EDI) services. We are developing Internet-based solutions that would allow our customers to utilize new technology to enhance office workflow.

RECENT EVENTS -- PRACTICEWORKS SPIN-OFF

     On March 5, 2001, InfoCure spun off its dental business through a pro rata distribution to its shareholders of all the outstanding common stock (the "Distribution" or "Spin-Off") of PracticeWorks, Inc. previously a wholly owned subsidiary of InfoCure ("PracticeWorks"). As a result of the Distribution, PracticeWorks became an independent public company operating what was formerly InfoCure's dental business which included the dental, orthodontic and oral and maxillofacial surgery business lines. Accordingly, PracticeWorks has been accounted for as discontinued operations. All information contained in this report, unless otherwise indicated, has been restated to reflect the Distribution. InfoCure relocated its executive offices to Connecticut and began doing business as "VitalWorks" in Connecticut following the Distribution. The material terms of the Distribution are described herein. InfoCure intends to seek stockholder approval to formally change its name to VitalWorks Inc. at its 2001 annual meeting of stockholders expected to be held in May 2001.

VITALWORKS CONVERTIBLE REDEEMABLE PREFERRED STOCK -- WEBMD

     InfoCure and WebMD Corporation, formerly Healtheon/WebMD Corporation ("WebMD") entered into a Letter Agreement on February 11, 2000 (the "Letter Agreement") providing for, among other things, WebMD's $10 million contribution to InfoCure in exchange for 400,000 shares of convertible redeemable preferred stock in InfoCure's VitalWorks subsidiary. In connection with this Letter Agreement, InfoCure and WebMD entered into a Marketing Agreement. The Letter Agreement also contemplated the investment of an additional $90 million upon completion of a initial public offering of the subsidiary, subject to regulatory approval and approval of both companies' board of directors. Subsequently, InfoCure cancelled its previously announced plans to conduct an initial public offering of the VitalWorks subsidiary. The terms of the agreement with WebMD provided that because the initial public offering of the VitalWorks subsidiary was not completed by November 11, 2000: (i) the initial $10.0 million in series A preferred stock of the VitalWorks subsidiary is exchangeable, at WebMD's option, into InfoCure's common stock at a per share conversion price equal to the average closing price of InfoCure's common stock for the twenty trading days immediately prior to the ninth month anniversary of the agreement, equal to 1,929,012 shares of InfoCure common stock, representing approximately 5.0% of InfoCure's issued and outstanding shares, and (ii) WebMD is no longer obligated to make the additional $90.0 million investment contemplated by the agreement. On March 8, 2001, InfoCure filed a lawsuit against WebMD with respect to certain disputes arising in connection with the Marketing Agreement. See Item 3 for a discussion of this lawsuit.

FORMATION AND ACQUISITIONS

     We were incorporated in Delaware in November 1996. Prior to July 10, 1997, we conducted no significant operations and generated no revenue. On July 10, 1997, we completed our initial public offering and the acquisitions of four companies. During the remainder of 1997 and 1998, we completed acquisitions of seven additional companies. During 1999 we acquired seven additional businesses, as well as technology assets in connection with the acquisition of PhyNet EDI Solutions, L.L.C.

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

     To address these challenges, healthcare providers are increasingly utilizing information technology, including practice management systems. While spending for information technology within the healthcare industry has historically been below that of other industries, healthcare information technology expenditures were expected to be $21.0 billion during 2000.

     Practice management systems include a range of software products and services for physicians and other healthcare providers. Most practice management systems provide several common functions, including practice administration functions such as patient scheduling; financial functions such as patient billing and receivables management; and may include clinical functions such as patient charting and treatment planning.

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

PRODUCTS AND SERVICES

     Product Features. We offer a wide range of practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate the administrative, financial and clinical information management functions of office-based, hospital-based and enterprise healthcare practices. Customers are able to choose from a menu of features and functions most essential to their practices, primarily in the following areas:

     - Administrative Management -- appointment scheduling, patient registration, patient correspondence and referral analysis;

     - Financial Management -- collections (patient and third party payors), payor billing, patient billing and accounts receivable management;

     - Clinical Information Management -- complete documentation of patient visits, patient medical history and treatment planning;

     - Patient Communications -- patients can request appointments online, request prescription renewals, and ask questions online with nothing but an Internet connection and a web browser; and

     - Internet Services -- website design, construction and hosting.

     In addition to providing standard practice management features, many of our software products offer advanced features that serve the specific needs of our targeted healthcare practice specialties. For example, anesthesiologists are required to bill their services on the basis of time units; and radiologists require specialized scheduling, film tracking and image delivery capabilities. Radiologists also need an efficient way to distribute images and reports to their referring physicians.

     Specialty Markets. As of February 28, 2001, we had an installed base of approximately 10,000 customer sites throughout the United States. We market our products to general medical practices, including primary care practices, as well as the following targeted specialties:

    Office-based physician specialties, including:

    Ophthalmology
     Dermatology
     Plastic Surgery
     Oncology
     Podiatry

    Hospital-based physician specialties, including:

    Radiology
     Anesthesiology
     Emergency Medicine
     Pathology

    Large healthcare organizations, including:

    Large physician groups
     Physician networks
     Clinics
     Service bureaus
     Management Service Organizations
     Independent Physician Associations

     Principal Products. We classify our principal practice management software products as either "core" or "classic." Core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms. In addition, core products are the primary products offered to our targeted practice areas. Classic products, while continuing to offer adequate functionality, typically lack advanced practice management features and are not designed for the latest generation of operating systems. We actively market seven core products and support 24 classic products. We believe there is a significant opportunity to provide system upgrades to those customers utilizing classic and other non-core products by providing a migration path to our core products. While we primarily market our core products, we will continue to provide customer support for our classic products until we determine that it is no longer cost effective to do so. In addition, approximately 5% of our customers are currently using products that were written for operating systems or hardware platforms that are no longer supported by their respective vendors. We are actively promoting the migration of customers utilizing these products to newer products and intend to retire these products at the earliest possible opportunity.

     We have designed our core software products to offer advanced functionality and to operate with the latest generation of operating systems and hardware platforms. We believe that while desktop systems will continue to be based primarily on some version of Microsoft's Windows family of operating systems, a significant number of physician, patient and office functions will require Internet connectivity and demand a more platform-neutral approach. We are continuing to build our application service provider ("ASP") Hosting Center products and services on proven "best of breed" platforms, including technologies from Microsoft, IBM, Sun Microsystems, and Oracle. These technologies are being made available to our core products.

     Decision Support Tools. VitalStats is a decision support tool designed to supplement the analytical features of our practice management software products. VitalStats enables a physician to access, sort and display data according to any data element selected by the user, including payor, referral source, reimbursement rate, time interval or other variable. VitalStats offers physicians a computerized solution for rapidly analyzing the performance of their practices. VitalStats is currently available to analyze data for several of our target specialties and practice groups.

     Medication Management Software. We market medication management and prescription writing software that runs on handheld computing devices. This software was designed and developed by Parkstone and is integrated with VitalWorks' offerings.

     Wireless Access Software. Our InfoUnPlugged software allows physicians to utilize our core products from a handheld computing device. This package provides a physician with wireless access to our practice management system while seeing patients and performing other tasks within the physician's office. Information input using InfoUnPlugged automatically updates information stored in the practice management system.

     Remote Access Software. Our InfoToGo software allows certain data stored in our practice management software products to be downloaded to any handheld computing device that operates Palm OS software for access when the physician is away from his or her office. For example, a physician using InfoToGo will have access to his or her schedule, referral information and on-call information. InfoToGo is currently available for use with several of our core products.

     Electronic Data Interchange Services. Our core software products enable transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. EDI services currently include the following:

     - Electronic Patient Billing -- electronically submit patient billing information from practices by dial-up modem or via the Internet to our printing center or to independent national clearinghouses which process, print and mail invoices and provide billing reports to the practice.

     - Electronic Claims Submission -- electronically submit insurance claims from practices to payors, either directly or through independent national clearinghouses.

     - Electronic Claims Remittance -- electronically remit insurance payments and automatically post explanation of benefits data into the practice management system.

     - Patient Insurance Verification -- electronically access insurance and managed care plans to determine a patient's eligibility and benefits.

We generate revenues by facilitating EDI transactions, currently processing more than six million EDI transactions each month.

     Application Hosting Services. Our core PC-based practice management systems can be installed and maintained by our customer, or we can install, host, manage, and maintain these applications as an ASP. This service provides a great deal of value to our customers as it removes any need for them to manage the equipment, the software services, or their data backups. We have built our hosting center with Exodus Communications, a "tier 1" nationally recognized provider, complete with redundant Internet connections and emergency power supplies. Application availability is generally much higher in this scenario than in a practice-hosted installation. InfoCure is able to guarantee a higher application availability in the ASP environment because our highly trained staff monitor and manage hardware uptime, service uptime, and accessibility from our Network Operations Center.

NEW PRODUCT INTRODUCTIONS

     We also intend to offer Internet solutions that will allow our customers to utilize the Internet to enhance office workflow and conduct business-to-business e-commerce. We are continuing to develop our Internet services and to establish strategic relationships to facilitate these product offerings. Upon successful completion of these efforts, we plan to offer customers the following Internet services:

     - Enhanced EDI Services. We currently offer EDI services that enable customers to electronically submit claims to payors, receive payments, check patient eligibility and process patient statements. We intend to enable EDI transactions to be processed over the Internet and to expand the number of EDI services offered to customers.

     - The Physician Portal. We plan to offer a web-based product that provides physicians with access to patient and clinical data stored in their practice management applications and access to other Internet solutions from any personal computer with Internet access.

     - Office Desktop. We plan to offer an office desktop, or user interface, that utilizes a web-framework to provide a central access point for office staff to access InfoCure's practice management applications and Internet services.

     - Customized Physician Websites. We plan to develop interactive websites for physicians that will enable patients to register, schedule appointments, pay bills and view medical records online.

     - The Patient Portal. We plan to offer a web-based product that enables a practice to automate their high volume of patient communications and at the same time allows their patients to access their critical data at any time. Patients will be allowed to lookup their next appointment (and receive any medical/insurance reminders regarding the appointment), request a new appointment, review their account balance, request prescription renewals, and ask questions of the practice, with nothing more than a dial-up Internet connection and a browser.

     - Image and Report Distribution. We plan to offer a Web-based product that will allow physicians such as radiologists to distribute images and reports to their referring physicians via the Internet, drastically reducing turnaround time and enhancing the quality of patient care.

     - Next Generation Radiology Information System ("RIS"). Building off the rich functionality of our existing RIS products, we plan to offer a fully web-enabled RIS which will leverage the power of the Internet to enhance the productivity of imaging center providers and administrative support personnel, while enhancing patient care and satisfaction.

SUPPORT SERVICES

     We believe that customer satisfaction with ongoing support and services is critical to our success. We assist customers with the initial installation of systems and offer several alternatives for training and data conversion services. Our customer service and support groups are organized both by computer platform and practice specialty. In addition to providing on-site training for certain of our product lines, we maintain classroom-based training facilities in seven locations throughout the United States. We sponsor continuing education programs, periodic newsletters and user group conferences, providing our customers with current information, as well as an opportunity for us to demonstrate the features of new and enhanced products.

     We provide our customers with ongoing software support and services under annual agreements that typically have automatically renewable one-year terms. These agreements provide for general support through access to help desks, error corrections to software, software updates within a product line and remote diagnostics. Customer support and services are provided through a wide area voice and data network which incorporates automated call distribution to route customer calls from any location to the appropriate support person, regardless of physical location. In addition, we have acquired a company-wide customer support software system. This system, which actively manages nearly 100% of our customers, operates within a client/server environment and provides client-tracking information to assist our support representatives. Hardware support is generally provided directly by the manufacturer or its authorized reseller.

     We have invested significant resources in the systems, facilities and personnel required to provide outstanding service to our customers. As of February 28, 2001, the customer support and services group consisted of 461 employees, representing approximately 65.4% of our total employee base.

INTRODUCTION OF SUBSCRIPTION-BASED PRICING

     During the second quarter of 2000, InfoCure introduced, primarily in the PracticeWorks dental division, subscription-based pricing for those products and services targeted at practices with one to three practitioners. Under this subscription pricing model, customers pay a fixed, monthly fee for use of our practice management applications and Internet solutions and, in some cases, the computer hardware necessary to utilize those applications and solutions. This represents an addition to our historical pricing model in which customers are charged an initial licensing fee for use of practice management products and continuing maintenance, support and EDI transaction fees.

RESEARCH AND DEVELOPMENT

     Our research and development organization was comprised of 111 full time employees as of February 28, 2001. Historically, our research and development efforts have principally involved the incorporation of the best technologies from each acquired product into our core practice management systems. Our research and development staff facilitate the integration of acquired products by conducting a technical review of acquired companies' software products to determine the best available functions and features within such products. Based upon this evaluation, we either incorporate the features of the acquired product into one or more of our core products, or continue to market and support the acquired product without revision. Our research and development department is also charged with coordinating the activities of developers and product managers on all cross-specialty development efforts, such as its Internet suite of products. This activity includes researching all emerging technologies in both the healthcare and technology sectors, carefully evaluating each for their ability to enable physicians to deliver better healthcare to their patients more efficiently, and establishing best practices for our development efforts. We invested $13.8 million in research and development in the fiscal year ended December 31, 2000, $11.5 million in the fiscal year ended December 31, 1999 and $13.9 million in the fiscal year ended December 31, 1998.

SALES AND MARKETING

     We market our products through a direct sales force, comprised of 42 marketing and sales personnel as of February 28, 2001. We organize our sales force by specialty practice area and hardware platform. The sales force is trained to understand the specialty-specific needs of our customers.

     Within our existing customer base, we promote and sell system upgrades, maintenance services, and EDI services. In addition, we target new customers principally through direct mail campaigns, telemarketing, seminars, trade shows and advertisements in various publications. We have an executive sales group that addresses the complex needs of larger potential customers. In addition, senior personnel and members of management assist in sales and marketing initiatives to larger and more technically-advanced potential customers.

INTELLECTUAL PROPERTY

     We regard our software as proprietary and protect our software primarily through reliance on copyright law and trade secret protection. We generally enter into written license agreements with customers which contain software license and support terms customary in the industry. In limited circumstances, we have distributed our less expensive products under a form license agreement printed on or inside the software package. In most instances we have provided our software products in a form that does not permit the software code to be altered by the user, although in a limited number of unique situations we have licensed products in a form that would allow such alterations.

COMPETITION

     Our principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally-focused companies, comprising a highly fragmented industry with only a few national vendors. Smaller, regionally-focused companies typically market their products to a single practice specialty. Until recently, larger, national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

     Some national competitors have greater financial, development, technical, marketing and sales resources than we do. If competition in the practice management systems industry intensifies, we may be required to lower the prices of our products and services.

PRIVACY ISSUES

     Because our applications and services are utilized to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

     - security that requires both user IDs and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

     - user access restrictions that allow our customers to determine the individuals who will have access to data and what level of access each individual will have;

     - encryption of data relating to our ASP applications and e-commerce transactions transmitted over the Internet; and

     - use of a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our ASP applications, commonly referred to as a "firewall."

     The level of data encryption utilized by our products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with Health Insurance Portability and Accountability Act of 1996. We also encourage each of our customers to implement their own firewall to protect the confidentiality of information being transferred into and out of their computer network.

     Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

     - using individual user names and passwords for each employee handling electronic data; and

     - requiring each employee to sign an agreement to comply with all company policies, including our policy regarding handling of confidential information.

     We monitor proposed regulations that might affect our applications and services, in order to ensure that we are in compliance with such regulations when and if they are effected.

GOVERNMENT REGULATION

  Healthcare Regulation

     As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We believe our operations are in substantial compliance with existing laws that are material to our operations.

     HIPAA. The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information.

     A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of the physicians with whom we have direct relationships. For example, we transfer confidential health information to national healthcare clearinghouses through our EDI services and we will transmit confidential health information over the Internet in connection with offering our ASP applications. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities." Certain requirements of the rule extend to "business associates" of the covered entities. The covered entities are required to enter into agreements with their business associates, extending applicable provisions of the rule to those business associates. The covered entities are responsible for enforcing those contractual provisions. The Secretary's actions are mandated by HIPAA because Congress did not pass legislation protecting health information privacy by the August 1999 deadline set by HIPAA.

     Because of the broad definition of "business associates" under the final privacy rule, we will at a minimum be considered to be business associates of covered entities. The rule establishes a complex regulatory framework on a variety of subjects, including (1) disclosure and use of health information, (2) individuals' rights to access and amend their health information, (3) individual's rights to an accounting of disclosures and (4) administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information. The final rule generally prohibits any disclosure or use of protected health information except as authorized either by the rule or by the patient under standards set by the final rule.

     In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential medical information. The federal privacy rule would establish minimum standards and would preempt conflicting state laws which are less restrictive than HIPAA regarding health information privacy but would not preempt conflicting state laws that are more restrictive than HIPAA. The rule provides that covered entities must comply with the health information privacy standards within two years after the effective date of the final rule, or February 26, 2003 in the case of most covered entities. The final rule may require substantial changes to our applications and services, policies and procedures.

     In addition to the federal privacy rule, on August 12, 1998 the Secretary issued proposed regulations addressing security standards regarding transmission of health information data under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements with certain of our customers restricting the dissemination of health information and requiring implementation of specified security measures. Final regulations are expected at an undetermined date and will require compliance two years after the effective date of the final rule. Although we are working to design our applications and services to comply with the proposed security standards, there can be no assurance that final security regulations will not require additional modifications to our applications, policies and procedures.

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

EMPLOYEES

     As of February 28, 2001, we employed 705 persons, including 42 in marketing and sales, 461 in customer support and services, 111 in research and development and 91 in administration, human resources, information technology finance and management. None of our employees is subject to a collective bargaining arrangement. We consider our relations with our employees to be satisfactory.

THE DISTRIBUTION

  Transactions And Agreements Between The Company And PracticeWorks

     In connection with the Distribution, InfoCure and PracticeWorks entered into a number of intercompany agreements. These agreements describe the reorganization of InfoCure in preparation for the Distribution and define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly owned subsidiary of InfoCure, they are not the result of negotiations between independent parties, although InfoCure and PracticeWorks have set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions may be entered into between InfoCure and PracticeWorks and such agreements and transactions will be determined through arm's-length negotiations.

  Distribution Agreement

     Prior to the Distribution Date, InfoCure and PracticeWorks entered into a Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution and other agreements relating to the continuing relationship between PracticeWorks and InfoCure after the Distribution. Pursuant to the Distribution Agreement, InfoCure transferred to PracticeWorks all of the assets and liabilities relating to InfoCure's information management technology business for dentists, orthodontists and oral and maxillofacial surgeons.

     Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed, and agreed to indemnify InfoCure against, all liabilities, litigation and claims, including related insurance costs, arising out of PracticeWorks' business, and InfoCure retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of InfoCure's business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

     The Distribution Agreement provides that each of InfoCure and PracticeWorks will be granted access to certain records and information in the possession of the other, and will require the retention by each of InfoCure and PracticeWorks for a period of eight years following the Distribution Date of all of this information in its possession. Also, the Distribution Agreement provides for a three-year period during which neither InfoCure nor PracticeWorks may solicit pre-existing customers or employees of the other party.

  Transition Services Agreement

     InfoCure and PracticeWorks entered into a Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, InfoCure will provide to PracticeWorks services including insurance-related services and employee benefit services, and PracticeWorks will provide to InfoCure services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. The Transition Services Agreement provides that each of InfoCure and PracticeWorks will undertake to provide the same degree of care and diligence as it uses in providing these services to itself and its subsidiaries. Provision of any service under the Transition Services Agreement will terminate upon 30 days prior written notice by the company receiving the service or December 31, 2001, whichever is earlier. We believe that the terms and conditions on which services will be provided to us under the Transition Services Agreement are as favorable to us as those available from unrelated parties for a comparable arrangement.

  Tax Disaffiliation Agreement

     InfoCure and PracticeWorks entered into a Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify InfoCure for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify InfoCure for all taxes and liabilities incurred solely because (1) PracticeWorks breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free or (2) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. InfoCure will indemnify PracticeWorks for all taxes and liabilities incurred solely because (1) InfoCure breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (2) a post-Distribution action or omission by InfoCure or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, InfoCure and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

     PracticeWorks will also indemnify InfoCure for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

  Employee Benefits And Compensation Allocation Agreement

     InfoCure and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase InfoCure common stock held by InfoCure employees who became PracticeWorks employees. This agreement provides that InfoCure options held by InfoCure employees who became PracticeWorks employees immediately following the Distribution may be replaced by PracticeWorks options. PracticeWorks employees whose InfoCure options were fully vested as of the Distribution date had the right to surrender their vested InfoCure options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any InfoCure employees who became PracticeWorks employees who chose not to surrender their vested InfoCure options during this time period continue to hold InfoCure options which will expire generally within 90 days from the Distribution date (June 3, 2001). PracticeWorks employees who were not fully vested in InfoCure options as of the Distribution Date had their InfoCure options exchanged for PracticeWorks options as of the Distribution Date.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this report are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are operating InfoCure and PracticeWorks as independent public companies following the Spin-Off; uncertainties concerning InfoCure's future capital needs and the ability to obtain such capital; possible deferral, delay or cancellation by customers of computer system purchase decisions; variations in the volume and timing of systems sales and installations; possible delays in product development; changing economic, political and regulatory influences on the healthcare industry; changes in product pricing policies; and general economic conditions. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements.

     The following are some of the factors that could cause InfoCure's actual results to differ materially from the expected results described in its forward-looking statements.

InfoCure has recently incurred losses and expects to continue to incur losses for the foreseeable future.

     InfoCure had losses from continuing operations of $48.7 million for the year ended December 31, 2000. InfoCure expects to incur increased marketing and selling expenses in connection with offering its EDI services and Internet solutions, each of which is discussed below. Additionally, InfoCure expects to continue to incur research and development and related expenses, in connection with new product offerings. As a result, based on current estimates, InfoCure expects to continue to incur net losses for the foreseeable future.

InfoCure's quarterly operating results may vary and in the past it has experienced losses.

     InfoCure's operating results may vary significantly from quarter to quarter. In addition, InfoCure has experienced historical losses. InfoCure's operating results will be influenced by such factors as:

     - its release of enhanced EDI services and Internet solutions and the rate of adoption of these products and services by new and existing customers;

     - the timing of and costs related to development of its new products;

     - the length of sales and delivery cycles;

     - changes in customer purchasing patterns;

     - competition;

     - the timing of and charges associated with completed acquisitions or other events; and

     - the levels of advertising and promotional expenditures.

The failure to successfully complete the development of InfoCure's EDI services and Internet solutions and enter into strategic relationships could harm InfoCure's business and limit its potential growth.

     As part of InfoCure's reorganization, it intends to offer EDI services and Internet solutions that will allow its customers to utilize the Internet to enhance office workflow and conduct business-to-business e-commerce. InfoCure is continuing to develop its EDI services, and Internet solutions and to establish strategic relationships to facilitate these product offerings. InfoCure's ability to attract new customers may be dependent upon its ability to complete the development of its Internet solutions. In addition, InfoCure's ability to offer some EDI services and Internet solutions is contingent upon entering into strategic relationships. If InfoCure is unsuccessful in completing the development of its EDI services and Internet solutions or fails to enter into strategic relationships, the offering of these products may be delayed or these products may never become available.

InfoCure's strategy of delivering enhanced EDI services is dependent upon the continued development of the Internet.

     InfoCure's ability to offer enhanced EDI services that can be utilized over the Internet and its Internet solutions on a widespread basis depends on InfoCure's potential customers having access to Internet connections with the necessary speed, bandwidth and data capacity. The availability of this Internet access will depend on others for the ongoing development of the Internet infrastructure, including the necessary speed, bandwidth, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and service. InfoCure cannot predict whether the Internet will evolve to the point where its customers will be able to take full advantage of the services that it offers. If the Internet fails to develop into an efficient medium for these transactions, InfoCure's strategy of offering enhanced EDI services and other Internet solutions will be unsuccessful.

If the Nasdaq National Market delists InfoCure's common stock, compliance with the penny stock regulations which would result could make it more difficult for InfoCure's stockholders to sell their shares.

     The trading price of InfoCure's common stock has been historically volatile. The maintenance rules of the Nasdaq National Market specify that, under specified circumstances Nasdaq may initiate the delisting of an issuer's stock if, among other things, the market price per share is not at least $5.00 per share, or if the issuer has a market capitalization of below $50 million for a specified period of time.

     In the event that InfoCure's securities are not listed on the Nasdaq National Market, under specified circumstances, trading of the common stock may be conducted on the "pink sheets" or through the National Association of Securities Dealers' Electronic Bulletin Board and covered by Rule 15g-9 of the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make special written suitability determinations for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from the rule if the market price is at least $5.00 per share.

     The SEC adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share. However, InfoCure's common stock will not constitute penny stock if its common stock is quoted on the Nasdaq National Market. If in the future its common stock falls within the definition of penny stock, these regulations would require the delivery, prior to any transaction involving its common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers and holders to sell the common stock would be limited. As a result, the market liquidity for the common stock would be severely and adversely affected. InfoCure cannot assure you that trading in its securities will not be subject to these or other regulations in the future which would negatively affect the market for its common stock. This lack of liquidity may also make it more difficult for InfoCure to raise capital in the future.

InfoCure's systems may be vulnerable to security breaches and viruses.

     The success of InfoCure's strategy to offer its EDI services and Internet solutions depends on the confidence of its customers in InfoCure's ability to securely transmit confidential information. Any failure to provide secure electronic communication services could harm InfoCure's business and reputation. InfoCure's EDI services and Internet solutions will rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. InfoCure may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by InfoCure's customers. Anyone who is able to circumvent InfoCure's security measures could misappropriate confidential user information or interrupt InfoCure's, or InfoCure's customers', operations. In addition, InfoCure's EDI services may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions.

If the marketplace demands subscription pricing and/or ASP-delivered offerings, InfoCure's revenues may be adversely impacted.

     If the marketplace demands subscription pricing and/or ASP-delivered offerings, our revenues may be adversely impacted. Even though InfoCure is positioned to deliver its products and services under the subscription pricing model and ASP-delivered offerings, it currently derives substantially all of its revenue from traditional software license, maintenance and service fees, as well as the resale of hardware. Under this system, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, InfoCure may be forced to adjust its strategy accordingly, by offering a higher percentage of its products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could adversely impact InfoCure's quarterly and annual results of operations, as its revenues would initially decrease substantially. InfoCure can not assure you that the marketplace will not embrace subscription pricing and/or ASP offerings.

InfoCure's growth could be limited if it is unable to attract and retain qualified personnel.

     InfoCure believes its success depends largely on its ability to attract and retain highly skilled technical, managerial and marketing personnel to develop its products and services. Individuals with the information technology skills InfoCure needs to further develop its products and services are in short supply and competition for qualified personnel is particularly intense. InfoCure may not be able to hire the necessary personnel to implement its business strategy, or it may need to pay higher compensation for employees than it currently expects. There can be no assurance InfoCure will succeed in attracting and retaining the personnel it needs to continue to grow and to implement its business strategy. In addition, InfoCure depends on the performance of its executive officers and other key employees. The loss of any member of InfoCure's senior management team could negatively impact its ability to execute its new product strategy and subscription pricing model.

If InfoCure fails to protect its intellectual property rights from third party challenges, it may significantly impair InfoCure's competitive position.

     InfoCure relies on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to InfoCure's software applications. InfoCure's software technology is not patented and existing copyright laws offer only limited practical protection. In addition, InfoCure has not generally entered into confidentiality agreements with its employees. InfoCure cannot guarantee that the legal protections that it relies on will be adequate to prevent misappropriation of its technology.

     Further, these protections do not prevent independent third-party development of competitive products or services. Unauthorized parties may attempt to copy or otherwise obtain and use InfoCure's products or technology. Monitoring use of InfoCure's products is difficult, and InfoCure cannot assure you that the steps it has taken will prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States.

Intellectual property infringement claims against InfoCure could be costly to defend and could divert management's attention away from InfoCure's business.

     As the number of software products in InfoCure's target markets increases and as the functionality of these products overlaps, InfoCure may become increasingly subject to the threat of infringement claims. InfoCure cannot guarantee that third parties will not assert infringement claims against it in the future. Any infringement claims alleged against InfoCure, even if without merit, can be time-consuming and expensive to defend. Any infringement claims may divert management's attention and resources and could also cause delays in the delivery of InfoCure's applications to its customers. Settlement of any infringement claims could require InfoCure to enter into costly royalty or licensing agreements. If a claim of product infringement against InfoCure was successful and InfoCure was unable to license the infringing or similar technology, its business, financial condition and results of operations could be harmed.

InfoCure may undertake acquisitions which can pose risks to its business.

     InfoCure may undertake acquisitions if it identifies companies with complementary applications, services, businesses or technologies. InfoCure may be unable to retain the acquired companies' personnel or integrate them into its company. InfoCure's profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Similarly, the time and expense associated with finding suitable and compatible companies to enhance InfoCure's product offering could disrupt InfoCure's ongoing business and divert its management's focus.

InfoCure may face difficulties integrating acquired businesses.

     InfoCure's success depends on its successful integration of the businesses it has acquired. Integrating the management and operations of acquired businesses is time consuming, and InfoCure cannot guarantee that it will achieve any of the anticipated synergies and other benefits expected to be realized from these acquisitions.

Technology solutions may change faster than InfoCure is able to update its technology.

     The information management technology market in which InfoCure competes is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. InfoCure's success depends partly on its ability to:

     - develop new or enhanced existing applications, software and services to meet its customers' changing needs in a timely and cost-effective way;

     - respond effectively to technological changes and new product offerings of its competitors; and

     - develop relationships with strategic partners necessary to offer its enhanced EDI services and other Internet solutions.

     InfoCure cannot assure you that it will be able to accomplish any or all of these goals. Many of InfoCure's competitors may develop products or technologies that are better or more attractive than InfoCure's or that may render InfoCure's technology or applications obsolete. If InfoCure does not succeed in adapting its technology, its business could be harmed.

InfoCure is subject to government regulation and legal uncertainties and its failure or inability to comply could have a material adverse effect on its business.

     HIPAA. Federal regulations have been adopted, and others proposed, that will impact the manner in which InfoCure conducts its business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information as part of specified standard health care and health coverage transactions, and to ensure the confidentiality and security of such information. The regulations will apply directly to specified health care providers, health plans and health care clearinghouses, referred to as covered entities. In addition, the privacy and security regulations will require that covered entities enter into written agreements that contractually will impose many of the regulatory requirements on business associates with which covered entities share confidential health information.

     The Secretary adopted final regulations governing the requirements for standard electronic transactions on August 17, 2000 and adopted final health information privacy regulations on December 28, 2000. The HIPAA regulations become effective sixty days after publication and require compliance by most covered entities within 24 months of the effective date while specified small health plans will have 36 months to comply. Accordingly, most covered entities must comply with the electronic transactions regulations by October 16, 2002 and must comply with the privacy regulations by February 26, 2003. On August 12, 1998, the Secretary proposed regulations to establish health information security standards which are yet to be adopted in final form.

     A substantial part of InfoCure's activities involves the receipt or delivery of confidential health information concerning patients of the physicians with whom we have direct relationships. For example, InfoCure transfers confidential health information to national health care clearinghouses through its EDI services, and InfoCure will transmit confidential health information over the Internet in connection with offering its ASP applications. In some circumstances, InfoCure will receive confidential health information from health care providers and may provide specified clearinghouse functions before transmitting such information to health plans responsible for paying for health care services.

     The HIPAA regulations may require InfoCure to expend significant resources to comply with applicable requirements. The privacy regulations in particular will impose significant requirements on covered entities and their business associates with respect to permissible uses and disclosures of individually identifiable health information. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent it will be required to comply with those requirements, and what the deadline for compliance will be.

     Although InfoCure will make a good faith effort to ensure that it complies with, and that its products enable compliance with, applicable HIPAA requirements, it may not be able to conform its operations and products to such requirements in a timely manner, or at all. The failure to do so could subject InfoCure to civil liability when it is the business associate of a covered entity, and could subject it to civil liability and criminal sanctions to the extent it is regulated directly as a covered entity. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for its current and prospective customers could put InfoCure at a significant disadvantage in the marketplace. Accordingly, the sale of its products and its business could be harmed by the implementation of HIPAA regulations.

     Other E-Commerce Regulation. Additionally, InfoCure may be subject to additional federal and state statutes and regulations in connection with its changing product strategy, which includes internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to internet commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that InfoCure's products and services are subject to these laws and regulations, the sale of its products and its business could be harmed.

Changes in state and federal laws relating to confidentiality of patient medical records could limit InfoCure's customers' ability to use its services.

     InfoCure cannot assure you that changes to state or federal laws will not materially affect or restrict the ability of healthcare providers to submit information from patient records using its products and services. Any such restrictions would inevitably decrease the value of its applications to its customers, which could materially harm InfoCure's business. The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement security measures, which could entail substantial expenditures on the part of InfoCure. Consequently, the sale of its products and its business could be harmed.

Changes in the regulatory and economic environment in the healthcare industry could adversely affect InfoCure's business.

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require InfoCure to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of InfoCure's services by its strategic partners and others. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in InfoCure's applications and services.

Competition could reduce revenue from InfoCure's products and services.

     InfoCure's principal competitors include both national and regional information management technology vendors. Currently, the information management technology industry in the United States is characterized by a large number of relatively small, regionally-focused companies, comprising a highly fragmented industry with only a few national vendors. Smaller, regionally-focused companies typically market their products to a single practice specialty. Until recently, larger, national vendors have targeted primarily large healthcare providers. InfoCure believes that the larger, national vendors may broaden their markets to include both small and large healthcare providers. The information management technology industry is consolidating, which has resulted in large, well-capitalized companies that have not historically been providers of practice management systems entering into the practice management systems market. In addition, InfoCure competes with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for InfoCure's products and services expands, additional competitors are likely to enter this market. InfoCure believes that the primary competitive factors in its markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

     Some national competitors have greater financial, development, technical, marketing and sales resources than InfoCure. If competition in the information management technology industry intensifies, InfoCure's results of operations may suffer and it may be required to lower the prices of its products and services.

ITEM 2.  PROPERTIES

     InfoCure currently occupies and leases eight facilities and owns three facilities. These facilities are located in: Atlanta and Macon, Georgia; Beaverton, Oregon; Birmingham, Alabama; Minneapolis and Rochester, Minnesota; Daytona Beach, Florida; Carlsbad, California; Ridgefield, Connecticut; and Fairfield, Ohio.

     InfoCure purchased one building in August 1999 and one building in January 2000. Both buildings are located in Atlanta, Georgia. We are currently negotiating a long-term lease arrangement with PracticeWorks for the lease of one of these buildings. Another building in Macon, Georgia was acquired through an acquisition in 1999. As discussed in Note 9 to the Consolidated Financial Statements, substantially all of InfoCure's assets are collateralized under its credit facility with FINOVA Capital Corporation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. Except for proceedings described below related to individuals who sold their businesses to InfoCure in exchange for Infocure common stock, there are no material proceedings to which we are a party and our management is unaware of any contemplated actions against us.

     On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter. A motion to dismiss certain of plaintiff's contract and tort claims was filed by InfoCure on March 19, 2001.

     On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss the securities fraud and certain of plaintiff's contract and tort claims was filed by InfoCure and the individual defendants named in the suit in the United States District Court in and for the Northern District of Georgia on March 19, 2001.

     On December 28, 2000, a lawsuit styled Habermeier v. InfoCure Corp., et al. was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.7 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss the securities fraud and certain of the tort and contract claims in this case was filed by InfoCure and the individual defendants named in the suit in the United States District Court in and for the Northern District of Georgia on Friday, February 16, 2001.

     On December 28, 2000, a lawsuit styled Runde v. InfoCure Corp, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss the securities fraud and certain of the tort and contract claims in this case was filed by InfoCure and the individual defendants named in the suit in the United States District Court in and for the Northern District of Georgia on Friday, February 16, 2001.

     On December 28, 2000, a lawsuit styled Weintraub v. InfoCure Corp., et al. was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss the securities fraud and certain of the tort and contract claims in this case was filed by InfoCure and the individual defendants named in the suit in the United States District Court in and for the Northern District of Georgia on Friday, February 16, 2001.

     On January 2, 2001, a lawsuit styled Gary Weiner, et al. v. InfoCure Corporation et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $3.4 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. A motion to dismiss the securities fraud and certain of the tort and contract claims in this case was filed by InfoCure and the individual defendants named in the suit in the United States District Court in and for the Northern District of Georgia on Friday, February 16, 2001.

     We believe that we have meritorious defenses in each of the foregoing matters and intend to pursue our positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the company's financial position.

     On March 8, 2001, InfoCure filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay InfoCure rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of InfoCure; and allegedly false and damaging statements made by WebMD representatives about InfoCure, among other alleged wrongful conduct. InfoCure seeks monetary damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. In addition, InfoCure asked for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due InfoCure; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of InfoCure previously issued to WebMD.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of InfoCure are as follows:

  Frederick L. Fine

     Frederick L. Fine, age 41, is a founder of InfoCure and currently serves as its Chairman of the Board and Senior Advisor. He has served as a director of InfoCure since its inception. Mr. Fine served as President and Chief Executive Officer of InfoCure from July 1997 until March 2001. Mr. Fine served as president of American Medcare from 1995 to 1997 and as president of International Computer Solutions, a subsidiary of American Medcare, from 1994 to 1997. From 1993 to 1995, Mr. Fine served as executive vice president of American Medcare, and from 1985 to 1994 served as executive vice president of International Computer Solutions, which he co-founded in 1985. From 1991 to 1993, Mr. Fine served as vice president of Newport

Capital, Inc., predecessor to American Medcare. Mr. Fine has served as a director of InfoCure as well as American Medcare, International Computer Solutions and Newport Capital throughout the terms of his employment by each company. From 1983 to 1985, Mr. Fine was with Informatics General Corporation, a supplier of accounting software, and from 1981 to 1983 was with Moore Business Systems, a division of Moore Corporation Ltd., a provider of practice management systems.

  Joseph M. Walsh

     Joseph M. Walsh, age 41, has served as President and Chief Executive Officer and as a director of InfoCure since March 2001. From April 2000 until March 2001, Mr. Walsh served as president of InfoCure's VitalWorks division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a healthcare practice management company specializing in oral and maxillofacial, and plastic surgery practices. InfoCure acquired Micro-Designs in 1998.

  Stephen N. Kahane

     Stephen N. Kahane, M.D., M.S., age 43, has served as Vice Chairman and Chief Strategy Officer and as a director of InfoCure since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of E-Health for InfoCure and then as Chief Strategy Officer of InfoCure's VitalWorks division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. Datamedic was acquired by InfoCure in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

  Michael A. Manto

     Michael A. Manto, age 42, has served as Executive Vice President and as a director of InfoCure since March 2001. From July 2000 until March 2001, he served as Executive Vice President of InfoCure's VitalWorks division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto, a certified public accountant, was with Ernst & Young.

  Kevin M. Silk

     Kevin M. Silk, age 37, has served as Vice President of Finance of InfoCure since March 2001, and he was Vice President of Finance of the VitalWorks division of InfoCure between October 2000 and March 2001. From 1995 to 2000, Mr. Silk was with Hyperion Solutions Corporation, a multinational business software company where he served in the capacities of Director of Business Development and Senior Director of Financial Planning and Analysis. Prior to joining Hyperion, Mr. Silk, a certified public accountant, was with Seavex LTD and Ernst & Young.

  C. Daren McCormick

     C. Daren McCormick, age 39, has served as Chief Operations Officer of InfoCure since March 2001. He was Chief Operations Officer of the VitalWorks division of InfoCure between April 2000 and March 2001. From July 1999 until April 2000, he served as Vice President of Systems Engineering and from October 1998 until July 1999, he served as Vice President of Business Development of InfoCure. From 1995 until October 1998, he served as Senior Manager of Research and Development of the Healthcare Systems Division of Reynolds and Reynolds, a healthcare practice management company. InfoCure acquired the Healthcare Systems Division of Reynolds and Reynolds in October 1998.

  Stephen Hicks

     Stephen Hicks, age 42, has served as Vice President and General Counsel of InfoCure since March 2001. He was Vice President of the VitalWorks division of InfoCure between August 2000 and March 2001. Prior to joining InfoCure, he was First Deputy Commissioner at the New York State Division of Housing from January 1999 and worked four years (January 1995 to December 1998) with the New York State Attorney General's office. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 6, 2001, our common stock commenced trading on the Nasdaq National Market under the trading symbol "VWKS." From January 29, 1999 until March 5, 2001, our common stock was traded on the Nasdaq National Market under the trading symbol "INCX." From July 10, 1997 until January 29, 1999, our common stock was traded on the American Stock Exchange under the symbol "INC." On March 28, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $1.47, and there were 722 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq National Market or the American Stock Exchange, as the case may be.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $37.38   $14.75
Second Quarter..............................................   18.38     4.00
Third Quarter...............................................    6.44     3.50
Fourth Quarter..............................................    6.75     3.69
                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................  $18.13   $10.50
Second Quarter..............................................   26.63    11.63
Third Quarter...............................................   29.38    16.63
Fourth Quarter..............................................   33.33    12.81

     Dividend Policies. InfoCure has never declared or paid any cash dividends on its common stock. InfoCure currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of InfoCure's board of directors and will depend on then existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that its board of directors considers relevant. In addition, InfoCure's credit facility with FINOVA Capital Corporation prohibits payment of dividends.

     Sales of Unregistered Shares. In February 2000, InfoCure issued 127,660 shares of common stock to the former stockholders of Practice Outlook, Inc. in connection with InfoCure's acquisition of Practice Outlook, Inc. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements. The consolidated statement of operations data for each of the years in the three year period ended

December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from, and qualified by reference to, the financial statements included elsewhere in this annual report that have been audited by BDO Seidman, LLP, InfoCure's independent certified public accountants. The consolidated statement of operations data for the year ended December 31, 1998 and the eleven months ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1998 and 1997 are derived from financial statements audited by BDO Seidman, LLP which are not included in this annual report. The consolidated statement of operations data for the year ended January 31, 1997 and the consolidated balance sheet data as of January 31, 1997 are unaudited.

     As a result of the Distribution, the consolidated financial data presented herein reflects the reclassification of PracticeWorks to discontinued operations. The consolidated financial data for all periods presented also give retroactive effect in accordance with the pooling of interests method of accounting to six acquisitions completed during 1999 and one in 1998 and a two-for-one stock split in August 1999. Our subscription based pricing model offered in certain markets is different than the one we have used historically and we are currently developing new applications and services we have not historically offered. Therefore, the financial information included in this section may not be indicative of our future results of operations, financial position and cash flows.

                                                                                ELEVEN
                                                                                MONTHS         YEAR
                                                YEAR ENDED DECEMBER 31,         ENDED          ENDED
                                             -----------------------------   DECEMBER 31,   JANUARY 31,
                                               2000     1999(1)    1998(2)    1997(3)(4)       1997
                                             --------   --------   -------   ------------   -----------
                                                                                            (UNAUDITED)
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue:
  Systems and software.....................  $ 21,459   $ 61,916   $39,783     $ 23,041       $13,361
  Maintenance, support and services........    79,598     87,127    46,575       30,704        20,638
                                             --------   --------   -------     --------       -------
          Total revenue....................   101,057    149,043    86,358       53,745        33,999
                                             --------   --------   -------     --------       -------
Operating expense:
  Hardware and other items purchased for
     resale................................    28,748     39,959    19,255       15,533         8,074
  Selling, general and administrative
     (excluding compensatory stock awards
     and other non-recurring charges)......    70,577     76,104    42,586       38,161        27,299
  Research and development.................    13,833     11,470    13,861       10,652         5,592
  Depreciation and amortization............    28,183     11,206     4,110        3,850         2,320
  Restructuring(5).........................     9,958      4,124       843        6,589            --
  Impairment and other non-recurring
     charges(5)............................     6,012      4,743        --           --            --
  Merger costs.............................        --      3,105        54           --            --
  Purchased research and development.......        --         --     9,000           --            --
  Compensatory stock awards................        --      1,003        --           64            --
  Gain on sale of fixed assets, net........      (499)        --        --           --            --
                                             --------   --------   -------     --------       -------
          Total operating expense..........   156,812    151,714    89,709       74,849        43,285
                                             --------   --------   -------     --------       -------

                                                                                ELEVEN
                                                                                MONTHS         YEAR
                                                YEAR ENDED DECEMBER 31,         ENDED          ENDED
                                             -----------------------------   DECEMBER 31,   JANUARY 31,
                                               2000     1999(1)    1998(2)    1997(3)(4)       1997
                                             --------   --------   -------   ------------   -----------
                                                                                            (UNAUDITED)
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating loss.............................   (55,755)    (2,671)   (3,351)     (21,104)       (9,286)
Interest expense and other, net............     2,761      2,178     2,863          375           599
                                             --------   --------   -------     --------       -------
Loss from continuing operations before
  income taxes and extraordinary item......   (58,516)    (4,849)   (6,214)     (21,479)       (9,885)
Income tax benefit.........................    (9,843)    (1,610)   (1,910)      (7,033)       (2,385)
                                             --------   --------   -------     --------       -------
Loss from continuing operations............   (48,673)    (3,239)   (4,304)     (14,446)       (7,500)
(Loss) from discontinued operations, net of
  taxes....................................   (29,440)     2,308    (2,495)      (4,263)        1,554
                                             --------   --------   -------     --------       -------
Extraordinary item, net of income taxes....        --     (2,863)       --           --            --
                                             --------   --------   -------     --------       -------
          Net loss.........................  $(78,113)  $ (3,794)  $(6,799)    $(18,709)      $(5,946)
                                             ========   ========   =======     ========       =======
Per share data(6):
  Basic and diluted:
     Loss from continuing operations before
       extraordinary item..................  $  (1.45)  $  (0.12)  $ (0.22)    $  (0.93)
     (Loss) income from discontinued
       operations..........................     (0.88)      0.08     (0.13)       (0.28)
     Extraordinary item, net of tax........        --       0.10        --           --
                                             --------   --------   -------     --------
          Net loss.........................  $  (2.33)  $  (0.14)  $ (0.35)    $  (1.21)
                                             ========   ========   =======     ========
Cash flow from operating activities........  $  3,930   $  3,421   $ 5,101     $ (4,514)      $ 9,190
                                             ========   ========   =======     ========       =======

                                                         AS OF DECEMBER 31,                  AS OF
                                              -----------------------------------------   JANUARY 31,
                                                2000       1999       1998       1997        1997
                                              --------   --------   --------   --------   -----------
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents...................  $  5,969   $ 14,309   $  8,669   $  6,054    $  3,184
Working capital.............................   (11,144)    25,993     (2,564)    (3,138)     (6,570)
Total assets................................   146,807    196,271    196,940    133,834      29,354
Long-term debt, less current portion........    35,057     31,564     58,127      7,989       5,611
Convertible, redeemable preferred stock.....    10,000         --      8,501         --          --
Total stockholders' equity..................    58,450    135,339     22,772     11,615       5,051

- ---------------

(1) During 1999, InfoCure acquired one company accounted for as a purchase and six companies accounted for as poolings of interest.
(2) During 1998, InfoCure acquired two companies in transactions accounted for as purchases and one company accounted for as a pooling of interest.
(3) During 1997, InfoCure acquired four companies in transactions accounted for as purchases.
(4) InfoCure changed its fiscal year end from January 31 to December 31 effective February 1, 1997. Accordingly, the 1997 fiscal period is comprised of eleven months.
(5) On August 1, 2000, we announced our 2000 restructuring plan which included the termination of 400 employees resulting in severance and other termination benefits of $4.0 million, and the closure and consolidation of 14 facilities resulting in facility closure costs and other charges of $5.2 million. For the year ended December 31, 2000, restructuring also included $800,000 related to the 1999 plan. Impairment and other non-recurring charges totaled $6.0 million, consisting of impairment charges of approximately $3.9 million for asset write-downs and a write-down of inventory of $1.1 million related to our decision to discontinue selling hardware and hardware support in certain of our business lines. In addition, we incurred approximately $700,000 in charges related to compensation and other termination benefits which were not eligible for accrual under EITF 94-3, and $273,000 for professional services and other related costs. During the year ended December 31, 1999, restructuring consisted of facility closure and related costs of $2.0 million, severance and other termination benefits of $1.4 million and incremental costs associated with the completion of discontinued customer contracts of $681,000. An additional $800,000 of costs related to the 1999 restructuring were recorded in 2000. These costs consisted primarily of termination and other severance costs for employee terminations determined in 1999 but for whom the details were not communicated until 2000. During the year ended December 31, 1999, impairment and other non-recurring charges of $4.7 million consisted primarily of a write-off of capitalized software costs. During the year ended December 31, 1998, restructuring consisted of severance and other termination benefits of $843,000.
(6) Loss per share for the year ended January 31, 1997 has not been provided as it is not considered meaningful due to the acquisition of the Founding Companies and InfoCure's initial public offering in connection with the formation of InfoCure in the period ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are operating InfoCure and PracticeWorks as independent public companies following the Spin-Off; uncertainties concerning InfoCure's future capital needs and the ability to obtain such capital; possible deferral, delay or cancellation by customers of computer system purchase decisions; variations in the volume and timing of system sales and installations; possible delays in product development; changing economic, political and regulatory influences on the healthcare industry; changes in product pricing policies; and general economic conditions. Management believes that these forward-looking statements are reasonable and that the projections contained in this release are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements.

OVERVIEW

     We are a national provider of information management technology and services targeted to both large and small healthcare practices that operate in general medicine, as well as a variety of specialties, including anesthesiology, dermatology, emergency medicine, pathology, ophthalmology, radiology and enterprise-wide medical entities. The company's wide range of technological solutions automate the administrative, financial and clinical information management functions for doctors and other healthcare providers. We provide our customers with ongoing software services, training and electronic data interchange (EDI) services. We are developing Internet-based solutions that would allow our customers to utilize new technology to enhance office workflow.

     On March 5, 2001, InfoCure spun off its dental business by way of a pro rata distribution to its shareholders of all the outstanding common stock (the "Distribution" or "Spin-Off") of PracticeWorks, Inc. ("PracticeWorks"). As a result of the Distribution, PracticeWorks became an independent public company operating what was formerly InfoCure's dental business which included the dental, orthodontic and oral and maxillofacial surgery business lines. Accordingly, PracticeWorks has been retroactively presented as discontinued operations in our consolidated financial statements. All information contained in this report unless otherwise indicated, has been restated to reflect the Distribution. InfoCure relocated its executive offices to Connecticut and began doing business as VitalWorks in Connecticut following the Distribution; the material terms of which are described herein. InfoCure intends to seek shareholder approval to change its name to VitalWorks, Inc. at its 2001 annual meeting of shareholders.

     A substantial part of our growth has been achieved through acquisitions. For the period July 10, 1997 through December 31, 2000, we completed seven acquisitions that were accounted for under the pooling of interests method of accounting. The results of operations discussed below are presented as if these acquired companies had been consolidated for all periods presented. We also have completed seven acquisitions that were accounted for using the purchase method of accounting and their results of operations have been included from the applicable purchase date. Given the significant number of acquisitions in each of the periods presented, the results of operations from period to period may not be comparable.

     In the fourth quarter of 1999, we decided to restructure our business into medical and dental divisions, enhance our product strategy to begin development of ASP applications and Internet solutions and, principally with respect to the PracticeWorks dental division, began offering subscription-pricing in certain markets. The implementation of these changes commenced during the three months ended March 31, 2000 with the formalization of our sales approach and business divisions and development of new marketing materials. We also initiated company-wide training and education related to our business model, subscription pricing and ASP applications for our sales and support staffs. We substantially completed our training initiatives during the second quarter of 2000. Because our training initiatives were ongoing throughout the six months ended June 30, 2000, we had a reduced sales effort from that of comparable periods. These changes, as well as an overall reduction in sales due to purchases customers made in 1999 to prepare for potential Year 2000 computer issues, impacted our results for the year ended December 31, 2000, compared to the corresponding periods in 1999.

SEGMENT AND MARKET INFORMATION

     We report our results in two segments: software licensing and system sales, and maintenance and services. Software license fees and system sales are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support and training services.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     The 2000 Plan. In July 2000, we completed a comprehensive assessment of infrastructure requirements including personnel, facilities and other. As a result of the integration efforts required for the recent acquisitions and the assessment of infrastructure requirements to execute our new product strategy, management adopted a significant initiative to restructure InfoCure. On August 1, 2000, we announced the plan of restructuring which included the consolidation and closing of approximately 14 facilities and the reduction of approximately 400 employees. In the third and fourth quarters of 2000, we recorded non-recurring charges of approximately $9.2 million related to the restructuring. The components of the charges are $4.0 million related to severance and other termination costs and $4.8 million related to facility closure and consolidation costs, including cancellation of leases and other contracts and $400,000 for other asset write-downs. The restructuring was substantially completed during the first quarter of 2001. Beginning in the second quarter of 2001 the restructuring is expected to reduce annual operating expenses by approximately $15 million to $17 million.

     In addition to the restructuring, we recorded an impairment charge of approximately $3.5 million related to fixed assets abandoned due to the closing of the facilities. We also wrote down inventory of $1.1 million related to our decision to discontinue selling hardware and hardware support in certain of our business lines. We also incurred $700,000 of charges related to compensation and other termination benefits that we paid during 2000 which were not available for accrual under EITF 94-3, $468,000 related to other asset write-downs and $273,000 for professional service fees related to the distribution.

     The 1999 Plan. In the fourth quarter of 1999, management decided to restructure its business into a medical division and a dental division. The dental division formed in this restructuring constitutes the business that was transferred to PracticeWorks in the Distribution. This restructuring plan, which was substantially completed in the second quarter of 2000, included consolidating facilities and eliminating staffing redundancies. At the time of the restructuring, we also decided to begin offering subscription pricing and to commence development of ASP applications and other Internet-based applications and services. In the fourth quarter of

1999, we recorded $4.1 million in restructuring in connection with this plan. The components of these charges are:

     - $1.7 million representing facility closure and consolidation costs, including cancellation of leases and other contracts;

     - $1.4 million representing compensation costs for severance and other termination benefits;

     - $681,000 representing incremental costs associated with completion of discontinued customer contracts; and

     - $319,000 representing other asset write-downs and costs.

     In connection with the 1999 restructuring, we recorded an impairment charge of $4.7 million representing primarily the carrying value of software development costs.

     Additional charges related to the 1999 plan were recorded in 2000 primarily to provide for costs associated with staffing reductions and other asset write-downs. These personnel changes were finalized and communicated in the first quarter of 2000. Accordingly, compensation costs, including severance and other termination benefits, and asset write-downs aggregating $800,000 were recorded in 2000.

     The 1997 Plan. In 1997, we adopted a plan to restructure our operations by consolidating existing facilities and acquired operations. In connection with the restructuring plan, which was substantially completed in the second quarter of 1998, we recorded restructuring and other charges totaling $843,000 in 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Revenue:
  Systems and software......................................   21.2%    41.5%    46.1%
  Maintenance, support and services.........................   78.8     58.5     53.9
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Operating expense:
  Hardware and other items purchased for resale.............   28.4     26.8     22.3
  Selling, general and administrative (excluding
     compensatory stock awards and other non-recurring
     charges)...............................................   69.9     51.0     49.2
  Research and development..................................   13.7      7.7     16.1
  Depreciation and amortization.............................   27.9      7.5      4.8
  Restructuring.............................................    9.9      2.8      1.0
  Impairment and other non-recurring charges................    5.9      3.2       --
  Merger costs..............................................     --      2.1      0.1
  Purchased research and development........................     --       --     10.4
  Compensatory stock awards.................................     --      0.7       --
  Gain on disposal of fixed assets..........................   (0.5)      --       --
                                                              -----    -----    -----
          Total operating expense...........................  155.2    101.8    103.9
                                                              -----    -----    -----
Operating loss..............................................  (55.2)    (1.8)    (3.9)
Interest expense and other, net.............................    2.7      1.5      3.3
                                                              -----    -----    -----
Loss from continuing operations before income taxes and
  extraordinary item........................................  (57.9)    (3.3)    (7.2)
Benefit for income taxes....................................   (9.7)    (1.1)    (2.2)
                                                              -----    -----    -----
Loss from continuing operations.............................  (48.2)%   (2.2)%   (5.0)%
                                                              =====    =====    =====

CONSOLIDATED RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Revenue. Total revenue for the year ended December 31, 2000 decreased $48.0 million, or 32%, to $101.0 million from $149.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, systems and software revenue decreased $40.5 million, or 65%, to $21.4 million from $61.9 million for the year ended December 31, 1999. These decreases are principally due to lower unit sales in 2000 due to our change in product strategy, our reorganization initiatives, the result of customer purchases being made during 1999 to prepare for potential Year 2000 computer issues and, to a lesser extent, the addition of subscription based pricing. Maintenance, support and services revenue for the year ended December 31, 2000 declined $7.5 million, or 9%, to $79.6 million from $87.1 million for the year ended December 31, 1999. These decreases are due to a reduced selling initiative, which resulted in a decrease in the overall number of newly installed systems during the year ended December 31, 2000 and, as a result, less services and maintenance revenue. These decreases were offset by an increase in revenue of $2.7 million associated with new marketing and e-commerce agreements entered into during the year ended December 31, 2000, and to a lesser extent, an increase of approximately $500,000 in electronic data interchange ("EDI") revenue from an increase in the number of practices using this service.

     Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale consist of costs incurred to purchase hardware, and include costs of forms and postage, outsourced hardware maintenance, third-party software and other items for resale in connection with sales of new systems and software. The costs required to install such systems and to perform software maintenance and support services are reported in selling, general and administrative expenses. For the year ended December 31, 2000, hardware and other items purchased for resale was $28.7 million, or 28% of total revenue, compared to $40.0 million, or 27% of total revenue, for the year ended December 31, 1999. The decrease in the expense is due to the reduction in systems and software sales. The increase in the expense as a percentage of revenue is due primarily to a change in product mix resulting from fewer sales of higher margin enterprise and radiology systems as compared to lower margin general medical systems, which was partially offset by a small increase in higher margin EDI transactions.

     Selling, General and Administrative, or SG&A. SG&A expense includes salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. SG&A expense decreased $5.5 million, or 7%, to $70.6 million for the year ended December 31, 2000, from $76.1 million for the year ended December 31, 1999. This decrease is principally related to the cost savings generated from the 2000 restructuring plan initiated during August 2000. Once fully implemented, this plan is expected to generate annual savings of approximately $15 million to $17 million.

     Research and Development. Research and development expense consists primarily of salaries and benefits, supplies, facilities and other administrative expenses associated with making enhancements to existing products and the development of new products. Research and development increased $2.4 million, or 21%, to $13.8 million for the year ended December 31, 2000, from $11.5 million for the year ended December 31, 1999. This increase is primarily due to a decrease in software development costs eligible for capitalization and is also due to an increase in the number of products we offered, primarily from our acquisitions.

     Depreciation and Amortization. Depreciation and amortization expense increased $17.0 million to $28.2 million for the year ended December 31, 2000, from $11.2 million for the year ended December 31, 1999. The increase in depreciation and amortization expense is primarily due to the change in the estimated useful life of goodwill from 15 years to three years during the fourth quarter of 1999.

     Restructuring. In the year ended December 31, 2000, we incurred costs of $10.0 million, primarily associated with employee severance and other termination costs and facility closure costs, that were part of our 2000 restructuring plan. In the year ended December 31, 1999, we incurred costs of $4.1 million comprised of $2.0 million related to facility closure and related costs, severance and other termination costs of $1.4 million and the incremental costs of completing contracts of discontinued customers of $681,000 incurred as part of our 1999 restructuring plan.

     Impairment and Other Non-Recurring Charges. Concurrent with the 2000 restructuring plan we recorded an impairment of $3.5 million relating to assets abandoned due to the closing of facilities and a $1.1 million charge to write-down inventory as a result of the decision to discontinue selling hardware and hardware support in certain of its business lines. We also recognized non-recurring charges for $700,000 of compensation and other termination benefits paid which were not eligible for accrual under EITF 94-3, $468,000 for other asset write-downs and $273,000 in professional service costs related to the distribution. In the year ended December 31, 1999, we recorded a $4.7 million impairment charge, representing write-off of capitalized software development costs and non-recurring costs of $1.0 million and $3.1 million, respectively, related to accelerated vesting provisions of compensatory stock awards and merger costs.

     Interest Expense and Other, Net. Interest expense and other, net increased $583,000, or 27%, to $2.8 million for the year ended December 31, 2000, from $2.2 million for the year ended December 31, 1999. This increase relates to the increase in the amount of the outstanding balance under our credit facility and debt agreements.

     Income Tax Benefit. The income tax benefit was $9.8 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively. This increase is due to the significant loss generated in 2000. The effective income tax rate was (16.8)% and (33.2)% for the years ended December 31, 2000 and 1999, respectively. The change in the effective rate is due to accelerated amortization of nondeductible goodwill due to the change in the estimated life of goodwill from 15 to 3 years and the recognition of a valuation allowance to reduce net deferred tax assets to an amount which management believes is more likely than not to be realized.

     We reported gross deferred tax assets of $43.4 million as of December 31, 2000. Included in the net deferred tax assets are net operating loss carryforwards (NOL's) which, if fully realized would produce future tax benefits of $28.5 million. Included in the potential $28.5 million benefit of NOL's is approximately $7.4 million of benefit related to losses generated by discontinued operations. These NOL's expire during various periods ending in 2020.

     Management has assessed the realizability of these net deferred tax assets and determined that a valuation allowance of $16.5 million was necessary as of December 31, 2000 to reduce the gross deferred tax assets of $43.4 million to $26.9 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

     - The loss generated during the year ended December 31, 2000 was not indicative of our ability to generate future earnings as the results were significantly impacted by the recognition of restructuring, asset impairment and other non-recurring charges in conjunction with restructuring plans. Additionally, management's decision to change its estimated useful life of goodwill from 15 to three years significantly impacted the operating loss generated and increased net deferred tax assets.

     - We have opportunities, if necessary, to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the sale-lease back of certain appreciated assets and revision to depreciation and amortization methods for tax purposes.

     - Management's projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to seven years.

     Income From Continuing Operations. As a result of the foregoing we had net losses from continuing operations of $48.7 million in 2000, as compared to $3.2 million in 1999.

     Discontinued Operations. Net loss from discontinued operations was $29.4 million in 2000, as compared to income from discontinued operations of $2.3 million in 1999. The discontinued operations represents the results of PracticeWorks for each year presented. The substantial loss for discontinued operations in 2000 is attributable to the impact of changing the estimated life of goodwill, a significant restructuring of the business and reduced license sales as PracticeWorks transitioned to subscription pricing.

  Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

     Revenue. Total revenue for the year ended December 31, 1999 increased $62.7 million, or 73%, to $149.0 million from $86.3 million for the year ended December 31, 1998. For the year ended December 31, 1999, systems and software revenue increased $22.1 million, or 56%, to $61.9 million from $39.8 million in the year ended December 31, 1998. Maintenance, support and services revenue increased $40.6 million, or 87%, to $87.1 million for the year ended December 31, 1999, from $46.5 million for the year ended December 31, 1998. These increases primarily reflect the completion of the HSD acquisition which was effective October 1998 (contributing approximately $40 million total revenue) and overall growth in the business including customer purchases in preparing for year 2000. The mergers completed in 1999, which are accounted for as poolings of interests, are reflected retroactively for all periods presented.

     Hardware and Other Items Purchased for Resale. Hardware and other items purchased for resale increased $20.7 million, or 108%, to $40.0 million, or 27% of total revenue for the year ended December 31, 1999 from $19.3 million, or 22% of total revenue for the year ended December 31, 1998. This increase was due primarily to the HSD acquisition. The increase in the expense as a percentage of revenue is attributable primarily to a change in the mix of revenues resulting from the growth in hardware maintenance revenues and statement processing revenues, which generally carry lower margins.

     Selling, General and Administrative. SG&A expense increased $33.5 million, or 79%, to $76.1 million for the year ended December 31, 1999 compared to $42.6 million for the year ended December 31, 1998. This increase reflects primarily additional marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. In addition, the companies acquired during 1999 had SG&A expenses that were substantially higher in relation to their revenues than ours. Six of these companies were pooling transactions; therefore, their results of operations are included as if they had been consolidated for all periods. Additionally, management deferred certain planned staff reductions in connection with the reorganization of the business into the medical and dental divisions and its change in product strategy. Further, during the fourth quarter of 1999, the allowance for doubtful accounts increased by $2.3 million. The basis for this additional provision was derived from our analysis of the negative effects on current collection experience as a result of closing and consolidating offices and reducing staff in conjunction with having implemented the 1999 Restructuring Plan.

     Research and Development. Research and development expense decreased $2.4 million, or 17%, to $11.5 million for the year ended December 31, 1999 from $13.9 million for the year ended December 31, 1998 due primarily to a higher proportion of software development costs qualifying for capitalization in 1999. We capitalize development costs incurred from the time a new product reaches technological feasibility until it is available for general release. Capitalized software development costs were $3.6 million for 1999 and $1.5 million for 1998. The higher level of capitalized costs in 1999 is reflective of the state of development of a variety of projects.

     Depreciation and Amortization. Depreciation and amortization expense increased $7.1 million, or 173%, to $11.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. This increase was primarily due to our increased investment in property and equipment, including approximately $8.0 million for the acquisition of a building in August 1999. Increased expense for amortization of goodwill results from a full year of amortization related to approximately $34.0 million of goodwill from the October 1998 acquisition of HSD, the addition of approximately $11.0 million of goodwill related to the 1999 acquisition and a change in accounting estimate, which was effected in the fourth quarter of 1999, to reduce the estimated useful life of goodwill from 15 years to three years. This change in accounting estimate resulted in additional goodwill amortization of approximately $2.9 million for 1999 (see Notes 2 and 4 to the Consolidated Financial Statements).

     Restructuring and Other Charges. In the year ended December 31, 1999, we incurred costs of $4.1 million associated with a restructuring plan announced in the fourth quarter of 1999. In the year ended December 31, 1998 we incurred $843,000 associated with a restructuring plan initiated in 1997 and completed in 1998.

     Impairment and Other Non-Recurring Charges. In connection with the 1999 restructuring plan, we recorded an impairment of $4.7 million representing write-off of capitalized software development costs.

     Purchased Research and Development. Purchased research and development expense was $9.0 million for the year ended December 31, 1998. This expense represents charges related to the write-off of certain in-process research and development costs associated with the HSD acquisition.

     Compensatory Stock Awards. In 1999, we recognized approximately $1.0 million in non-cash charges related to the accelerated vesting of a restricted stock award for 190,000 shares granted to three executives in 1998. There was no expense for compensatory stock awards in 1998.

     Merger Costs. In the year ended December 31, 1999, we incurred merger-related costs associated with the mergers completed in 1999 of $3.1 million relating primarily to professional fees and transaction costs. We incurred $54,000 of merger-related costs in the year ended December 31, 1998.

     Interest Expense and Other, Net. Net interest expense decreased $685,000 to $2.2 million for the year ended December 31, 1999 from $2.9 million for the year ended December 31, 1998. The decrease relates primarily to the repayment of the commercial credit facility from the proceeds of the April 1999 public offering.

     Income Tax Benefit. The income tax benefit was $1.6 million for the year ended December 31, 1999, compared to $1.9 million for the year ended December 31, 1998. The effective income tax rate of ($33.2%)for the year ended December 31, 1999, differs from statutory rates due primarily to permanent differences resulting primarily from the amortization of nondeductible goodwill. The effective tax rate of (30.7%) for 1998 also differs from the statutory tax rate due to these permanent differences and the more significant impact of poolings with certain S-corporation entities that incurred no federal income taxes prior to their acquisition by us.

     Extraordinary Item. During the year ended December 31, 1999, we extinguished our outstanding debt under our credit facility with FINOVA Capital Corporation ("FINOVA") and incurred debt extinguishment costs of $4.9 million, or $2.9 million net of taxes.

     Loss From Continuing Operations. As a result of the foregoing we had net losses from continuing operations of $3.2 million in 1999, as compared to $4.3 million in 1998.

     Discontinued Operations. Income from discontinued operations was $2.3 million in 1999, as compared to a loss from discontinued operations of $2.5 million in 1998. The discontinued operations represents the results of PracticeWorks for each year presented.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had total cash and cash equivalents of $6.0 million. During the year ended December 31, 2000, we generated $3.9 million of cash from operating activities as compared to $3.4 million for 1999. Net cash flow from operations consisted of our net loss from continuing operations of $48.7 million adjusted for non-cash and nonoperating items including $28.2 million in depreciation and amortization, restructuring, impairment and other non-recurring charges of $5.5 million, provisions for doubtful accounts of $1.9 million, tax benefit from the exercise of options of $1.4 million, and deferred income taxes of $11.9 million. Cash flow was also generated from reductions in accounts receivable of $13.6 million, increases in accounts payable and accrued expenses of $9.2 million, and changes in other current assets and liabilities of $6.3 million. The overall increase is principally a result of efforts made related to the 2000 Restructuring Plan and significant collection results related to accounts receivable.

     During 2000, cash used by investing activities was $19.7 million, representing primarily cash invested in our PracticeWorks subsidiary of $24.7 million and capital expenditures of $4.8 million, offset by proceeds from the sale of the assets used in InfoCure's statement processing business of $9.0 million, approximately $5.0 million of which was used to repay outstanding debt to FINOVA in accordance with the loan agreement. During 1999, cash used in investing activities was $43.3 million consisting principally of acquisition and related expenditures of $23.8 million and advances to our subsidiary of $13.4 million. During 1998 investing activities consisted principally of $47.7 million related to acquisitions.

     During 2000, we generated approximately $7.4 million of cash from financing activities consisting primarily of borrowings of $8.0 million under our long-term credit facility and $10.0 million for the future issuance of preferred stock of our VitalWorks subsidiary, offset by long-term debt payments of $6.4 million and issuance of notes to officers of $5.2 million. During 1999, we generated $45.5 million of cash from financing activities consisting of $86.2 million from a public offering, $21.3 of borrowings under our long-term credit facility, offset by principal payments of long-term debt of $60.1 million. During 1998, investing activities generated $51.4 million of cash flow consisting of $42.9 million of borrowings under our long-term credit facility, proceeds from the issuance of convertible redeemable preferred stock of $7.8 million, proceeds from the issuance of common stock of $6.8 million, offset by principal payments on long-term debt of $3.6 million.

     On August 1, 2000, we entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. (the "Common Stock Purchase Agreement") whereby we have the right to make periodic sales of up to $60.0 million of its common stock to an institutional investor through November 30, 2002. Under the terms of the agreement, the sale of common stock is at our sole discretion although we are required to pay a fee of $750,000 and grant to the investor warrants to purchase 125,000 shares of our common stock if we have not sold to the investor a stated minimum amount of our common stock on or before October 1, 2001. The dollar amount that can be put to the investor at any one time is based on our current stock price at the time of the sale and will not exceed $28 million. The purchase price will represent a discount from the current stock price at the time of the sale. Although the purchaser may resell the stock purchased pursuant to an effective registration statement filed with the Securities and Exchange Commission, the agreement also requires the purchaser to limit certain selling activities. Currently, management does not anticipate a need to use this facility, however, this assessment may change.

     Concurrent with the Distribution, PracticeWorks borrowed approximately $21.6 million under its own credit facility to repay the amount under our credit facility attributable to PracticeWorks on the Distribution Date. We entered into an amended credit facility with FINOVA, pursuant to which our indebtedness is reduced to approximately $36.0 million to reflect the Distribution. The amended FINOVA credit facility contains restrictions and covenants, including a minimum liquidity requirement and minimum net worth. The amended credit facility will prohibit payment of dividends on, or redemption of, our capital stock. Amounts outstanding will bear interest equal to 1.25% plus a base rate equal to the higher of the prime rate as announced from time to time by Citibank N.A. or a weighted average of the rates on overnight federal fund transactions plus 50 basis points. The outstanding principal balance of the loan will amortize at 5.0% per quarter beginning October 1, 2001, and the entire outstanding balance under the facility will be due in full on June 30, 2003.

     We expect to fund our current working capital requirements and to finance our restructuring and future acquisitions, if any, through one or more of the following sources: funds from operations, other indebtedness and the issuance of debt or equity securities by us or our subsidiaries, including sales of securities pursuant to the Common Stock Purchase Agreement. The sale of equity securities, including investments convertible into equity securities, may result in further dilution to existing stockholders. We believe that our existing cash, combined with availability of funds under the Common Stock Purchase Agreement and other sources of financing will be sufficient to fund our working capital and debt service requirements through the next 12 months. There can be no assurance that additional sources of capital will be available on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of this new standard on January 1, 2001 to have an effect on our financial statements.

     The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on our financial statements.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" was issued in September 2000 to address securitizations and other transfers of financial assets and collateral, and requires specified new disclosures. Specified disclosure provisions are effective for fiscal years ending after December 15, 2000 with the accounting for transfers and servicing of financial assets and extinguishments of liabilities effective for transactions occurring after March 31, 2001. Adoption of this new standard is not expected to have an effect on our financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101,
- -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date for SAB No. 101 is September 1, 2001, however we adopted the provisions of SAB No. 101 in the first quarter of 2000 without a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $34.4 million of our outstanding debt at December 31, 2000 related to long-term indebtedness under our credit facility with FINOVA. We expect interest on the outstanding balance of our credit facility to be charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $344,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2000. We do not trade in derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item X in Part I of this report for information regarding the executive officers of InfoCure. The section under the heading "Election of Directors" entitled "Nominees to Serve until 2002 Annual Meeting" of

InfoCure's definitive proxy statement to be filed with respect to the 2001 Annual Meeting of Stockholders expected to be held during May 2001 (the "Proxy Statement") is incorporated herein by reference for information on the directors of InfoCure. The section under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Directors' Compensation," and the sections entitled "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values," "Employment Agreements," and "Employee Benefit Plans" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections under the headings "Certain Transactions" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

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

     (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page S-1 of this report, as follows:

Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
  2.1    --   Agreement and Plan of Merger by and among OMSystems, Inc,
              the Shareholders of OMSystems, Inc., InfoCure Systems, Inc.
              and InfoCure Corporation dated February 8, 1999
              (incorporated by reference to Exhibit 2.1 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
  2.2    --   Agreement and Plan of Merger by and among Datamedic Holding
              Corp., Certain Principal Shareholders of Datamedic Holding
              Corp., InfoCure Corporation and InfoCure Systems, Inc. dated
              September 3, 1999 (incorporated herein by reference to
              Appendix A to InfoCure's Registration Statement on Form S-4
              (Registration No. 333-87867) filed on September 27, 1999).
  2.3    --   Agreement and Plan of Merger and Reorganization among
              InfoCure Corporation, Medical Dynamics, Inc. and CADI
              Acquisition Corporation dated December 21, 1999
              (incorporated by reference to Exhibit 99.2 filed with
              InfoCure's Current Report on Form 8-K on December 22, 1999).

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
 *2.4    --   Amended and Restated Agreement and Plan of Merger and
              Reorganization by and among InfoCure Corporation, Medical
              Dynamics, Inc. and CADI Acquisition Corporation, dated
              October 10, 2000.
 *2.5    --   First Amendment to the Amended and Restated Agreement and
              Plan of Merger and Reorganization by and among InfoCure
              Corporation, Medical Dynamics, Inc. and CADI Acquisition
              Corporation, dated October 30, 2000.
 *2.6    --   Second Amendment to the Amended and Restated Agreement and
              Plan of Merger and Reorganization by and among InfoCure
              Corporation, Medical Dynamics, Inc. and CADI Acquisition
              Corporation, dated December 19, 2000.
  2.7    --   Agreement and Plan of Distribution, dated as of February 21,
              2001, by and between InfoCure Corporation and PracticeWorks,
              Inc. (incorporated by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 *2.8    --   Letter Agreement, dated as of March 5, 2001, relating to
              certain terms of the Amended and Restated Agreement and Plan of Merger and Reorganization by and among InfoCure
              Corporation, Medical Dynamics, Inc. and CADI Acquisition
              Corporation.
  3.1    --   Certificate of Incorporation of InfoCure Corporation with
              all amendments (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year
              ended December 31, 1999).
  3.2    --   Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1999).
  4.1    --   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure
              defining rights of the holders of common stock of InfoCure.
  4.2    --   Specimen Certificate for shares of common stock
              (incorporated by reference to Exhibit 4.2 to InfoCure's
              Registration Statement on Form SB-2) (Registration No.
              333-18923).
 10.1    --   Employment Agreement between InfoCure and Frederick L. Fine dated July 1998 (incorporated by reference to Exhibit 10.1 filed with InfoCure's Annual Report on Form 10-KSB on
              February 26, 1999).
 10.2    --   Amendment to Employment Agreement, dated June 9, 1999
              between InfoCure and Frederick L. Fine (incorporated by
              reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.3    --   Employment Agreement between InfoCure and James K. Price
              dated July 1998 (incorporated by reference to Exhibit 10.2 filed with InfoCure's Annual Report on Form 10-KSB on
              February 26, 1999).
 10.4    --   Amendment to Employment Agreement, dated June 9, 1999
              between InfoCure and James K. Price (incorporated by
              reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.5    --   Employment Agreement between InfoCure and Richard E. Perlman dated January 1998 (incorporated by reference to Exhibit
              10.3 filed with InfoCure's Annual Report on Form 10-KSB on
              February 26, 1999).
 10.6    --   Amendment to Employment Agreement, dated June 9, 1999
              between InfoCure and Richard E. Perlman (incorporated by
              reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.7    --   Employment Agreement between InfoCure and James A. Cochran dated August 2, 1999 (incorporated by reference to Exhibit
              10.7 to the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1999).

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
 10.8    --   Loan Agreement among InfoCure Corporation, InfoCure Systems,
              Inc., Thoroughbred Acquisition, Inc. and FINOVA Capital
              Corporation dated August 11, 1999 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1999).
 10.9    --   InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration
              Statement on Form SB-2) (Registration No. 333-18923).
 10.10   --   Form of Incentive Stock Option Agreement of InfoCure
              Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure's Registration Statement on Form SB-2)
              (Registration No. 333-18923).
 10.11   --   American Medcare Corporation 1996 Stock Option Plan
              (incorporated by reference to Exhibit 10.19 filed with
              InfoCure's Registration Statement on Form SB-2)
              (Registration No. 333-18923).
 10.12   --   Form of Incentive Stock Option Agreement of American Medcare
              Corporation (incorporated by reference to Exhibit 10.20
              filed with InfoCure's Registration Statement on Form SB-2)
              (Registration No. 333-18923).
 10.13   --   InfoCure Corporation 1997 Directors' Stock Option Plan
              (incorporated by reference to Exhibit 10.48 filed with
              InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
 10.14   --   InfoCure Corporation Length-of-Service Nonqualified Stock
              Option Plan (incorporated by reference to Exhibit 10.49
              filed with InfoCure's Annual Report on Form 10-KSB on April
              1, 1998).
 10.15   --   Amendment to InfoCure Corporation 1996 Stock Option Plan
              (incorporated by reference to Exhibit 10.15 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.16   --   Amendment to InfoCure Corporation Length-of-Service
              Nonqualified Stock Option Plan (incorporated by reference to
              Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).
 10.17   --   Amendment to InfoCure Corporation Employee Stock Purchase
              Plan (incorporated by reference to Exhibit 10.17 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.18   --   InfoCure Corporation Employee Stock Purchase Plan
              (incorporated by reference to Exhibit 10.50 filed with
              InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
 10.19   --   Deferred Compensation Agreement between InfoCure and
              Frederick L. Fine (incorporated by reference to Exhibit
              10.19 to the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1999).
 10.20   --   Deferred Compensation Agreement between InfoCure and James
              K. Price (incorporated by reference to Exhibit 10.20 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.21   --   Deferred Compensation Agreement between InfoCure and Richard
              E. Perlman (incorporated by reference to Exhibit 10.21 to
              the Registrant's Annual Report on Form 10-K for the year
              ended December 31, 1999).
 10.22   --   Form of Stock Option Grant Certificate and schedule of
              recipients of such options (incorporated by reference to
              Exhibit 10.22 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).
 10.23   --   Form of Stock Option Grant Certificate and schedule of
              recipients of such options (incorporated by reference to
              Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
 10.24   --   Stock Option Grant Certificate for Stock Option Grant to
              Michael Warren (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.25   --   American Medcare Corporation 1994 Stock Option Plan
              (incorporated by reference to Exhibit 10.25 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.26   --   Amendment Number One to Loan Agreement by and among InfoCure
              Corporation, InfoCure Systems, Inc. and Thoroughbred
              Acquisition, Inc. and FINOVA Capital Corporation
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).
 10.27   --   Common Stock Purchase Agreement, dated August 1, 2000,
              between InfoCure Corporation and Acqua Wellington North
              American Equities Fund, Ltd. (incorporated by reference to
              Exhibit 10.2 to the Registrant's Quarterly Report on Form
              10-Q, for the quarter ended June 30 2000).
 10.28   --   Form of Officer Promissory Note with schedule of makers and principal amount of notes (incorporated by reference to
              Exhibit 10.3 to the Registrant's Quarterly Report on Form
              10-Q, for the quarter ended June 30, 2000).
 10.29   --   Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InoCure Corporation and PracticeWorks, Inc.
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.30   --   Transition Services Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
              (incorporated by reference to Exhibit 10.2 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20,2001).
 10.31   --   Employee Benefits and Compensation Allocation Agreement,
              dated as of March 5, 2001, by and between InfoCure
              Corporation and PracticeWorks, Inc. (incorporated by
              reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).
 10.32   --   Intellectual Property License Agreement, dated as of March
              5, 2001, by and between InfoCure Corporation and
              PracticeWorks Systems, LLC (corporated by reference to
              Exhibit 10.5(a) to the Registrant's Current Report on Form
              8-K, filed with the Commission on March 20, 2001).
 10.33   --   Intellectual Property License Agreement, dated as of March
              5, 2001, by and between InfoCure Corporation and
              PracticeWorks Systems, LLC (incorporated by reference to
              Exhibit 10.5(b) to the Registrant's Current Report on Form
              8-K, filed with the Commission on March 20, 2001).
 10.34   --   Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
              (incorporated by reference to Exhibit 10.5(c) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.35   --   Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
              (incorporated by reference to Exhibit 10.5(d) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.36   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Joseph M. Walsh (incorporated by
              reference to Exhibit 10.6(a) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.37   --   Employment Agreement, dated November 10, 2000, by and
              between InfoCure Corporation and Frederick L. Fine.
              (incorporated by reference to Exhibit 10.6(b) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).

EXHIBIT
NUMBER                                DESCRIPTION
- -------                               -----------
 10.38   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Steven N. Kahane (incorporated by reference to Exhibit 10.6(c) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.39   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Michael A. Manto (incorporated by reference to Exhibit 10.6(d) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.40   --   Second Amendment to Loan Agreement and Other Loan Documents,
              dated March 5, 2001, by and among InfoCure Corporation,
              InfoCure Systems, Inc., Thoroughbred Acquisition, Inc.,
              certain subsidiaries of InfoCure Corporation and FINOVA
              Capital Corporation (incorporated by reference to Exhibit
              10.7 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).
 10.41   --   InfoCure Corporation 2000 Broad-Based Stock Plan
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
*10.42   --   Amended and Restated Warrant, originally issued to FINOVA
              Capital Corporation on October 23, 1998, as amended and
              restated on March 5, 2001.
*10.43   --   Amended and Restated Warrant, originally issued to FINOVA
              Capital Corporation on January 21, 1999, as amended and
              restated on March 5, 2001.
*10.44   --   Amended and Restated Warrant, originally issued to Crescent
              International Ltd. on September 28, 1998, as amended and
              restated on March 6, 2001.
 21.1    --   List of Subsidiaries (incorporated by reference to Exhibit
              10.25 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).
 24.1    --   Powers of Attorney (included on signature page).

* Filed herewith

     (b) Reports on Form 8-K. InfoCure filed the following reports on Form 8-K during the quarter ended December 31, 2000:

          (i) Current Report on Form 8-K with respect to PracticeWorks' filing of a Registration Statement on Form 10 was filed with the Commission on November 13, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

Board of Directors
InfoCure Corporation

     The audits referred to in our report of InfoCure Corporation, dated February 9, 2001 (except for Note 15, which is as of March 8, 2001) which is contained in Item 8 of this Form 10-K, included an audit of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Atlanta, Georgia
February 9, 2001

                                  SCHEDULE II

                              INFOCURE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                                          BEGINNING    COSTS AND       OTHER                      END OF
                                          OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                          ----------   ----------    ----------   ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended December 31, 2000..........    3,183         1,883            --       (3,130)(a)    1,936
  Year ended December 31, 1999..........    1,187         2,972            --         (976)(a)    3,183
  Year ended December 31, 1998..........    1,133         1,383            --       (1,329)(a)    1,187
DEFERRED TAX ASSET VALUATION ALLOWANCE
  Year ended December 31, 2000..........       --        16,495(b)         --           --       16,495
  Year ended December 31, 1999..........       --            --            --           --           --
  Year ended December 31, 1998..........      285            --            --         (285)          --

- ---------------

(a) Uncollected receivables written off.
(b) Valuation allowance on net operating loss carryforwards.

     All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2001.

                                          InfoCure Corporation

                                          By:     /s/ FREDERICK L. FINE
                                            ------------------------------------
                                                     Frederick L. Fine
                                                Principal Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph M. Walsh and Michael A. Manto, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ FREDERICK L. FINE                  Chairman of the Board of
- -----------------------------------------------------    Directors
                  Frederick L. Fine                                                      April 2, 2001

                 /s/ JOSEPH M. WALSH                   Chief Executive Officer,
- -----------------------------------------------------    President and Director
                   Joseph M. Walsh                                                       April 2, 2001

                /s/ STEPHEN N. KAHANE                  Vice Chairman, Chief
- -----------------------------------------------------    Strategy Officer and
                  Stephen N. Kahane                      Director                        April 2, 2001

                /s/ MICHAEL A. MANTO                   Executive Vice President and
- -----------------------------------------------------    Director
                  Michael A. Manto                                                       April 2, 2001

                /s/ JAMES A. COCHRAN                   Principal Accounting and
- -----------------------------------------------------    Financial Officer
                  James A. Cochran                                                       April 2, 2001

               /s/ STEPHEN J. DENELSKY                 Director
- -----------------------------------------------------
                 Stephen J. DeNelsky                                                     April 2, 2001

                /s/ KENNETH R. ADAMS                   Director
- -----------------------------------------------------
                  Kenneth R. Adams                                                       April 2, 2001

                              INFOCURE CORPORATION

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........  F-1
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-2
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-3
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2000, 1999 and 1998...  F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999, and 1998......................  F-5
  Notes to Consolidated Financial Statements................  F-6

                              INFOCURE CORPORATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

InfoCure Corporation
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of InfoCure Corporation and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoCure Corporation and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Atlanta, Georgia

February 9, 2001 (except for
  Note 15, which is as of
  March 8, 2001)

                              INFOCURE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                            ASSETS (NOTES 1, 3 AND 9)
CURRENT:
  Cash and cash equivalents.................................  $   5,969   $ 14,309
  Accounts receivable-trade, net of allowance of $1,936 and
     $3,183.................................................     14,181     30,290
  Other receivables.........................................      1,332        722
  Inventory.................................................        639      2,656
  Refundable income taxes...................................         --      3,256
  Deferred tax assets (Note 12).............................      3,859      2,174
  Prepaid expenses and other current assets.................        629        923
                                                              ---------   --------
          Total current assets..............................     26,609     54,330
Property and equipment, net of accumulated depreciation
  (Note 6)..................................................     19,291     22,018
Goodwill, net of accumulated amortization of $32,763 and
  $9,535 (Note 4)...........................................     43,390     69,878
Other intangible assets, net of accumulated amortization
  (Note 7)..................................................      1,041      1,376
Deferred tax assets (Note 12)...............................     23,056     12,855
Other assets................................................        419      2,205
Net non-current assets of discontinued operations (Note
  3)........................................................     33,001     33,609
                                                              ---------   --------
                                                              $ 146,807   $196,271
                                                              =========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable (Note 9).....................................  $   1,222   $  1,222
  Accounts payable..........................................      3,310      7,389
  Accrued expenses (Note 8).................................     10,182      9,594
  Accrued restructuring costs (Note 5)......................      7,454      2,089
  Deferred revenue and customer deposits....................      9,686      6,275
  Current portion of long-term debt (Note 9)................      2,727        578
  Net current liabilities of discontinued operations (Note
     3).....................................................      3,172      1,190
                                                              ---------   --------
          Total current liabilities.........................     37,753     28,337
Long-term debt, less current portion (Note 9)...............     35,057     31,564
Deferred gain on sale of assets (Note 6)....................      5,232         --
Other liabilities...........................................        315      1,031
                                                              ---------   --------
          Total liabilities.................................     78,357     60,932
                                                              ---------   --------
Commitments and contingencies (Notes 4, 9 and 10)
VitalWorks convertible redeemable preferred stock issuable
  (Notes 11 and 15).........................................     10,000         --
                                                              ---------   --------
Stockholders' equity (Note 11):
  Common stock $0.001 par value, 200,000,000 shares
     authorized, 34,236,235 and 32,327,099 shares
     outstanding............................................         34         32
  Additional paid-in capital................................    203,959    189,837
  Notes receivable -- officers..............................    (12,431)        --
  Accumulated deficit.......................................   (132,643)   (54,530)
  Treasury stock, at cost, 125,000 shares...................       (469)        --
                                                              ---------   --------
          Total stockholders' equity........................     58,450    135,339
                                                              ---------   --------
                                                              $ 146,807   $196,271
                                                              =========   ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
Revenue (Notes 1 and 3):
  Systems and software......................................  $  21,459   $ 61,916   $39,783
  Maintenance, support and services.........................     79,598     87,127    46,575
                                                              ---------   --------   -------
         Total revenue......................................    101,057    149,043    86,358
                                                              ---------   --------   -------
Operating expense:
  Hardware and other items purchased for resale.............     28,748     39,959    19,255
  Selling, general and administrative (excluding
    compensatory stock awards and other non-recurring
    charges)................................................     70,577     76,104    42,586
  Research and development..................................     13,833     11,470    13,861
  Depreciation and amortization.............................     28,183     11,206     4,110
  Restructuring (Note 5)....................................      9,958      4,124       843
  Impairment and other non-recurring charges (Note 5).......      6,012      4,743        --
  Merger costs (Note 5).....................................         --      3,105        54
  Purchased research and development (Note 2)...............         --         --     9,000
  Compensatory stock awards -- non-recurring................         --      1,003        --
  Gain on sale of fixed assets, net (Note 6)................       (499)        --        --
                                                              ---------   --------   -------
         Total operating expense............................    156,812    151,714    89,709
                                                              ---------   --------   -------
Operating loss..............................................    (55,755)    (2,671)   (3,351)
Interest expense and other, net.............................      2,761      2,178     2,863
                                                              ---------   --------   -------
Loss from continuing operations before income taxes and
  extraordinary item........................................    (58,516)    (4,849)   (6,214)
Income tax benefit (Note 12)................................     (9,843)    (1,610)   (1,910)
                                                              ---------   --------   -------
Loss from continuing operations.............................    (48,673)    (3,239)   (4,304)
(Loss) income from discontinued operations (net of tax
  (benefit) provision of $(4,399), $2,186, and $873) (Note
  3)........................................................    (29,440)     2,308    (2,495)
                                                              ---------   --------   -------
Loss before extraordinary item..............................    (78,113)      (931)   (6,799)
Extraordinary item -- debt extinguishment cost, net of
  income taxes (Note 9).....................................         --     (2,863)       --
                                                              ---------   --------   -------
Net loss....................................................  $ (78,113)    (3,794)   (6,799)
                                                              =========
Accretive dividend (Note 11)................................                    --       800
                                                                          --------   -------
Net loss available to common stockholders...................                (3,794)   (7,599)
Pro forma tax adjustments (Note 12).........................                  (137)   (1,436)
                                                                          --------   -------
Pro forma net loss available to common stockholders.........              $ (3,657)  $(6,163)
                                                                          ========   =======
Per share data available to common stockholders:
  Basic and diluted:
    Loss from continuing operations before extraordinary
       item.................................................  $   (1.45)  $  (0.12)  $ (0.22)
    (Loss) income from discontinued operations..............      (0.88)      0.08     (0.13)
                                                              ---------   --------   -------
    Loss before extraordinary item..........................      (2.33)     (0.04)    (0.35)
    Extraordinary item, net of tax..........................         --      (0.10)       --
                                                              ---------   --------   -------
    Net loss................................................  $   (2.33)     (0.14)    (0.35)
                                                              =========
    Accretive dividend......................................                    --      0.04
                                                                          --------   -------
    Net loss available to common stockholders...............                 (0.14)    (0.39)
    Pro forma tax adjustments...............................                 (0.01)    (0.07)
                                                                          --------   -------
    Pro forma net loss available to common stockholders.....              $  (0.13)  $ (0.32)
                                                                          ========   =======
Weighted average shares outstanding:
  Basic and diluted.........................................     33,537     27,994    19,312
                                                              =========   ========   =======

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  SHARES
                                           ---------------------             COMMON                      NOTES      ADDITIONAL
                                             COMMON     TREASURY   COMMON    STOCK       DEFERRED     RECEIVABLE-    PAID-IN
                                             STOCK       STOCK     STOCK    ISSUABLE   COMPENSATION    OFFICERS      CAPITAL
                                           ----------   --------   ------   --------   ------------   -----------   ----------
Balance at December 31,1997..............  17,340,624    (42,146)   $17     $    --      $   (14)      $     --      $ 51,495
Issuance of common stock, net of related
 expenses................................   2,728,266         --      3       1,975       (1,140)            --        18,910
Issuance of stock options and warrants...          --         --     --          --           --             --         1,778
Accretive dividend.......................          --         --     --          --           --             --            --
Purchase of treasury stock...............          --    (38,740)    --          --           --             --            --
Amortize deferred compensation...........          --         --     --          --           71             --            --
Net loss.................................          --         --     --          --           --             --            --
Distributions and retirements by Pooled
 Companies...............................        (236)        --     --          --           --             --          (113)
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 1998.............  20,068,654    (80,886)    20       1,975       (1,083)            --        72,070
Issuance of common stock, net of related
 expenses................................  11,904,718         --     11      (1,975)          --             --       116,185
Tax benefit from the exercise of
 options.................................          --         --     --          --           --             --         1,765
Amortize deferred compensation...........          --         --     --          --        1,083             --            --
Compensatory stock awards................          --         --     --          --           --             --           348
Treasury shares retired..................     (80,886)    80,886     --          --           --             --          (222)
Net loss.................................          --         --     --          --           --             --            --
Pooled Companies' losses included in both
 1999 and 1998...........................          --         --     --          --           --             --            --
Option exercises and other equity
 issuance of Pooled Companies............     487,966         --      1          --           --             --           643
Purchase and cancellation of shares of
 Pooled Companies........................     (53,353)        --     --          --           --             --          (952)
Distributions by Pooled Companies........          --         --     --          --           --             --            --
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 1999.............  32,327,099         --     32          --           --             --       189,837
Issuance of common stock, net of related
 expense for:
 2000 Acquisition attributed to
   PracticeWorks.........................     127,660         --     --          --           --             --         2,386
 Earnout commitments.....................      35,384         --     --          --           --             --         1,100
 Payment of obligations..................      68,563         --     --          --           --             --           418
 Exercise of stock options and
   warrants..............................   1,723,911         --      2          --           --             --         1,588
 Matching contribution 401(k) plan.......      97,508         --     --          --           --             --         1,469
Tax benefit from the exercise of
 options.................................          --         --     --          --           --             --         1,413
1999 Acquisition escrow closure..........     (18,890)        --     --          --           --             --          (390)
Treasury stock received in exchange for
 sale of license agreement...............          --   (125,000)    --          --           --             --            --
Purchase price protection of previous
 share issuance (Note 9).................          --         --     --          --           --             --          (500)
Receipt of note from officers for
 exercise of stock options plus accrued
 interest (Note 11)......................          --         --     --          --           --         (6,974)        6,564
Issuance of promissory note from officers
 plus accrued interest, net of repayment
 (Note 11)...............................          --         --     --          --           --         (5,457)           --
Other....................................          --         --     --          --           --             --            74
Net loss.................................          --         --     --          --           --             --            --
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 2000.............  34,361,235   (125,000)   $34     $    --      $    --       $(12,431)     $203,959
                                           ==========   ========    ===     =======      =======       ========      ========


                                           ACCUMULATED   TREASURY
                                             DEFICIT      STOCK      TOTAL
                                           -----------   --------   --------
Balance at December 31,1997..............   $ (40,116)    $(116)    $ 11,382
Issuance of common stock, net of related
 expenses................................          --        --       19,748
Issuance of stock options and warrants...          --        --        1,778
Accretive dividend.......................        (800)       --         (800)
Purchase of treasury stock...............          --      (106)          --
Amortize deferred compensation...........          --        --           71
Net loss.................................      (6,799)       --       (6,799)
Distributions and retirements by Pooled
 Companies...............................      (2,273)       --       (2,386)
                                            ---------     -----     --------
Balance at December 31, 1998.............     (49,988)     (222)      22,994
Issuance of common stock, net of related
 expenses................................          --        --      114,221
Tax benefit from the exercise of
 options.................................          --        --        1,765
Amortize deferred compensation...........          --        --        1,083
Compensatory stock awards................          --        --          348
Treasury shares retired..................          --       222         (222)
Net loss.................................      (3,794)       --       (3,794)
Pooled Companies' losses included in both
 1999 and 1998...........................         534        --          534
Option exercises and other equity
 issuance of Pooled Companies............          --        --          644
Purchase and cancellation of shares of
 Pooled Companies........................          --        --         (952)
Distributions by Pooled Companies........      (1,282)       --       (1,282)
                                            ---------     -----     --------
Balance at December 31, 1999.............     (54,530)       --      135,339
Issuance of common stock, net of related
 expense for:
 2000 Acquisition attributed to
   PracticeWorks.........................          --        --        2,386
 Earnout commitments.....................          --        --        1,100
 Payment of obligations..................          --        --          418
 Exercise of stock options and
   warrants..............................          --        --        1,590
 Matching contribution 401(k) plan.......          --        --        1,469
Tax benefit from the exercise of
 options.................................          --        --        1,413
1999 Acquisition escrow closure..........          --        --         (390)
Treasury stock received in exchange for
 sale of license agreement...............          --      (469)        (469)
Purchase price protection of previous
 share issuance (Note 9).................          --        --         (500)
Receipt of note from officers for
 exercise of stock options plus accrued
 interest (Note 11)......................          --        --         (410)
Issuance of promissory note from officers
 plus accrued interest, net of repayment
 (Note 11)...............................          --        --       (5,457)
Other....................................          --        --           74
Net loss.................................     (78,113)       --      (78,113)
                                            ---------     -----     --------
Balance at December 31, 2000.............   $(132,643)    $(469)    $ 58,450
                                            =========     =====     ========

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
OPERATING ACTIVITIES (NOTES 1 AND 3):
Net loss from continuing operations (including extraordinary item of $4,782 in 1999)...................................  $(48,673)  $(6,102)  $(4,304)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Extraordinary item -- debt extinguishment cost............        --     4,782        --
  Purchase of in-process research and development...........        --        --     9,000
  Restructuring impairment and other non-recurring
    charges.................................................     5,447     5,062        --
  Depreciation and amortization.............................    28,183    11,206     4,110
  Provision for doubtful accounts...........................     1,883     2,972     1,383
  Compensatory stock awards -- non-recurring................        --     1,003        --
  Tax benefit from the exercise of options..................     1,413     1,765        --
  Interest income on notes from officers....................      (610)       --        --
  Change in cash value of life insurance....................        --       114      (142)
  Gain on release of pension liability......................      (550)       --        --
  Gain on sale of assets, net...............................      (499)       --        --
  Deferred income taxes.....................................   (11,886)   (1,538)   (1,668)
  Other.....................................................       143       534      (184)
  Changes in current assets and liabilities, net of effect
    of acquisitions:
    Accounts and other receivables, net.....................    13,580    (9,750)   (5,331)
    Refundable income taxes.................................     3,256    (3,256)       --
    Inventory, prepaid expenses and other current assets....     1,074       648      (695)
    Accounts payable and accrued expenses...................     9,208     2,525     6,590
    Deferred revenue and customer deposits..................     1,961    (6,544)   (3,658)
                                                              --------   -------   -------
         Net cash provided by operating activities..........     3,930     3,421     5,101
                                                              --------   -------   -------
INVESTING ACTIVITIES:
Net cash paid for acquisitions..............................        --   (11,753)  (47,660)
Capital expenditures, net...................................    (4,770)   (5,334)   (3,113)
Purchase of other intangibles, net..........................        --   (12,082)   (1,457)
Cash proceeds from sale of assets...........................     8,972        --        --
Net cash advances to PracticeWorks..........................   (24,658)  (13,370)   (1,916)
Other.......................................................       738      (790)      247
                                                              --------   -------   -------
         Net cash used by investing activities..............   (19,718)  (43,329)  (53,899)
                                                              --------   -------   -------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..................        --    86,165     6,752
Proceeds from the exercise of options and warrants..........     1,590     1,879       315
Purchase of treasury stock..................................        --        --      (106)
Proceeds from VitalWorks convertible redeemable preferred
  stock issuable............................................    10,000        --        --
Proceeds from convertible redeemable preferred stock........        --        --     7,820
Officer advances............................................    (5,238)       --        --
Borrowings under credit facility and other long-term debt...     8,038    21,283    42,863
Principal payments on long-term debt........................    (6,442)  (60,115)   (3,636)
Cash paid for price protection of shares issued for 1998
  Acquisition...............................................      (500)       --        --
Net repayment of other notes payable........................        --    (2,074)     (209)
Other.......................................................        --    (1,590)   (2,386)
                                                              --------   -------   -------
         Net cash provided by financing activities..........     7,448    45,548    51,413
                                                              --------   -------   -------
Net (decrease) increase in cash and cash equivalents........    (8,340)    5,640     2,615
Cash and cash equivalents, beginning of period..............    14,309     8,669     6,054
                                                              --------   -------   -------
Cash and cash equivalents, end of period....................  $  5,969   $14,309   $ 8,669
                                                              ========   =======   =======

          See accompanying notes to consolidated financial statements.

                              INFOCURE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Subsequent to December 31, 2000, InfoCure Corporation ("InfoCure") completed the distribution of the common stock of its dental subsidiary, PracticeWorks, Inc. ("PracticeWorks" or "Division"), to its stockholders in a tax-free distribution (see Note 15). The spin-off of PracticeWorks was effected through a pro rata dividend (the "Distribution" or "Spin-Off"), of all of the issued and outstanding shares of PracticeWorks common stock to InfoCure's stockholders resulting in PracticeWorks being an independent, publicly-traded company. Immediately prior to the Distribution, InfoCure transferred to PracticeWorks, Inc. the Division's assets and liabilities, consisting of InfoCure's information management technology business for the dental, orthodontic, and oral and maxillofacial surgery practices. As a result of this transaction, the December 31, 2000 consolidated financial statements have been prepared and historical consolidated financial statements have been restated to present the results of PracticeWorks as discontinued operations (see Note 3). Additionally, all share and per share amounts have been adjusted retroactively for the effect of a 2-for-1 stock split effective August 19, 1999.

     The consolidated financial statements include the accounts of InfoCure and all of its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     InfoCure was founded in November 1996 to develop, market and service practice management systems for use by healthcare providers throughout the United States. On July 10, 1997, InfoCure completed an initial public offering of its common stock (the "Initial Public Offering") and simultaneously acquired four operating companies ("the Founding Companies"). InfoCure completed an additional four acquisitions in 1997 ("1997 Acquisitions"). During 1998 and 1999, InfoCure completed ten additional mergers and acquisitions, including seven accounted for under the pooling of interests method of accounting (Note
4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     InfoCure develops and markets practice management software systems and services to general medicine practices, as well as medical specialties throughout the United States. The Company generally does not require collateral for credit extended to its customers and has historically not experienced significant losses related to individual customers, classes of customers or groups of customers in any geographical area. During 1999, InfoCure restructured its business into a medical and dental division, VitalWorks and PracticeWorks, respectively (Note 1), changed its product strategy to begin development of ASP-delivered products and Internet solutions, and began offering subscription-based pricing in connection with its change in product strategy, principally with respect to the dental division.

REVENUE RECOGNITION

     Revenue from software sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of the sale proceeds is deemed probable and there is the presence of persuasive evidence that an agreement exists. Revenue from hardware sales is recognized upon product shipment. Revenue from subscription, support and maintenance contracts, which are typically one to three years in length, is recognized ratably over the life of the contract. Revenue from other services is recognized as the services are provided.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months.

                              INFOCURE CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

INVENTORY

     Inventory consists primarily of peripheral computer equipment and related supplies. Inventory is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

PROPERTY AND EQUIPMENT

     Property and equipment, including equipment under capital leases, are stated at cost. The building held for sale is recorded at the lower of cost or market. Depreciation is computed over the estimated useful lives of the related assets using both straight-line and accelerated methods for financial reporting and primarily accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Software development costs are expensed as incurred prior to establishing the technological feasibility of a product. For the period between the establishment of technological feasibility and the time a product is available for general release, such costs are capitalized. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the related products (generally 48 months). During 1999, as a result of the Company's change in product strategy to focus on development of ASP-delivered products, the Company recorded a write-down of capitalized software in the amount of $4.7 million (see Note 5).

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over its estimated useful life. Prior to the fourth quarter of 1999, goodwill was amortized over a 15-year estimated useful life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. As a result of the Company's change in product strategy to focus on development of ASP applications and other Internet-based applications and services, its related change in business model, including subscription pricing, and the current rate of change within the industry, management estimated that the useful life of goodwill is three years.

     Other intangible assets include customer lists, amortized over three years and deferred loan costs, amortized over the life of the respective loans at rates which approximate the interest method.

LONG-LIVED ASSETS

     Long-lived assets, such as goodwill and property and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. Concurrent with the August 2000 restructuring, the Company recorded an impairment charge of approximately $3.5 million relating to assets that will be abandoned due to the closing of facilities (see Note 5).

                              INFOCURE CORPORATION

CHANGE IN ACCOUNTING ESTIMATE

     During the fourth quarter of 1999, management reassessed the useful life of goodwill in view of recent competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and the Company's response to these external factors resulting in a change in product strategy to focus on development of ASP-delivered products and Internet solutions and the offering of subscription-based pricing. While in management's opinion, there was no impairment in the carrying value of this long-lived intangible asset (based on an analysis of undiscounted future cash flows), management determined that the useful life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated useful life of goodwill from an original life of 15 years to a life of three years, which change was applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense by approximately $19.4 million and $2.7 million (or $0.35 and $0.06 per share net of estimated income taxes) in 2000 and 1999, respectively.

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

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

RESTRUCTURING COSTS

     The Company records the costs of consolidating acquired operations into existing facilities, including the external costs and liabilities to close redundant facilities and severance and relocation costs related to employees in accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)" (see Note 5).

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

     Net loss available to common stockholders per share is presented in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted net loss available to common stockholders per share is based on the weighted average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss available to common stockholders per share reflect tax adjustments recorded during 1999 for the impact of income taxes which would have been applicable to earnings of certain Pooled Companies which were previously pass-through entities for tax purposes (Note 12). In periods in which they have a dilutive effect, the common shares issuable upon exercise of stock options, warrants and similar convertible dilutive instruments will be included in the diluted earnings per share calculation. Potentially dilutive share amounts totaled approximately 8.1 million, 4.1 million and 3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                              INFOCURE CORPORATION

     All periods presented have been restated to reflect shares issued in the 1999 Mergers and the effect of the Company's 2-for-1 stock split, effective August 19, 1999.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

PURCHASED RESEARCH AND DEVELOPMENT

     Through its 1998 acquisition of HSD, the Company acquired three in-process physician practice management system research and development projects. The Company assigned an aggregate value of $9.0 million to the projects, based on the results of an independent appraisal. The appraisal value was determined using a discounted cash flow model with a risk-adjusted discount rate of 28%. The valuation also incorporated a stage of completion methodology where the value was adjusted based on the technology's percentage of completion. Based on the appraisal results, the three projects had an aggregate pre-acquisition cost of $9.9 million, an estimate of $900,000 cost to complete and were approximately 90% complete as of the acquisition date. As of the acquisition date, technological feasibility had not been established and there were no alternative future uses for the projects. Therefore, the Company expensed $9.0 million related to these in-process research and development projects during the year ended December 31, 1998.

SEGMENT REPORTING

     The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 14).

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001, to affect its financial statements.

     The Financial Accounting Standards Board ("FASB") issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards

                              INFOCURE CORPORATION
in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Company's financial statements.

     During September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- A Replacement of FASB Statement No. 125" ("SFAS No. 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company is in the process of evaluating the potential effect of SFAS No. 140 on its financial statements, but does not expect adoption to have a material impact to the financial statements.

     During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

3. DISCONTINUED OPERATIONS

     Subsequent to December 31, 2000, InfoCure completed the Distribution to its stockholders of the common stock of PracticeWorks, the dental operations of InfoCure (Note 15). The accompanying consolidated financial statements reflect the assets, liabilities, divisional equity and results of operations of PracticeWorks as discontinued operations. No proceeds were received by InfoCure in connection with the Distribution.

     Revenue and net (loss) income included in discontinued operations are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Revenue...................................................  $40,015   $54,591   $43,487
Net (loss) income.........................................  (29,440)    2,308    (2,495)

                              INFOCURE CORPORATION

     The components of net assets of discontinued operations included in the consolidated balance sheets as of December 31, 2000 and 1999 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Cash........................................................  $ 3,979   $ 2,527
Net accounts receivable.....................................    8,097     9,041
Other receivables...........................................      979        97
Inventory...................................................      845     1,772
Prepaid expenses and other current assets...................      235       453
Deferred tax assets.........................................    1,147       669
Accounts payable............................................   (1,483)   (1,003)
Accrued expenses............................................   (4,324)   (7,481)
Accrued restructuring costs.................................   (1,839)     (445)
Deferred revenue and customer deposits......................   (9,753)   (6,704)
Current portion of long-term debt...........................   (1,055)     (116)
                                                              -------   -------
          Net current liabilities...........................   (3,172)   (1,190)
                                                              -------   -------
Property, plant and equipment, net..........................    4,120     2,046
Goodwill, net...............................................   33,571    32,800
Other intangible assets, net................................    9,213     7,806
Deferred tax assets.........................................    4,029       108
Other assets................................................    2,307       523
Long-term debt..............................................  (20,239)   (9,614)
Other liabilities...........................................       --       (60)
                                                              -------   -------
          Net non-current assets............................   33,001    33,609
                                                              -------   -------
          Net assets of discontinued operations.............  $29,829   $32,419
                                                              -------   -------

4. BUSINESS COMBINATIONS

  Acquisitions Accounted for Using the Purchase Method of Accounting

     During 1998, InfoCure acquired substantially all of the assets, subject to the assumption of certain liabilities, of the Healthcare Systems Division ("HSD") of The Reynolds and Reynolds Company and acquired the outstanding equity securities of Medical Software Integrators, Inc. ("MSI"). These acquisitions were effective from January 1, 1998 with respect to MSI and October 23, 1998 for HSD. Aggregate consideration for these acquisitions completed in 1998 (collectively, the "1998 Acquisitions") was approximately 207,000 shares of common stock and $60.5 million of cash and debt, for an aggregate value of $61.9 million.

     During 1999, InfoCure acquired substantially all of the assets, subject to the assumption of certain liabilities, of Strategicare, Inc. and its wholly-owned subsidiary, DISC Computer Systems, Inc. ("DISC") (the "1999 Purchase Acquisition"). Aggregate consideration was approximately $11.8 million in cash.

                              INFOCURE CORPORATION

     The following tables summarize the fair values of the assets acquired, liabilities assumed and consideration given in connection with the 1999 and 1998 acquisitions accounted for as purchases:

                                                              1999
                                                            PURCHASE         1998
                                                           ACQUISITION   ACQUISITIONS
                                                           -----------   ------------
                                                                 (IN THOUSANDS)
Accounts receivable......................................    $ 1,949       $10,508
Inventory................................................        127         1,426
Prepaid expenses.........................................         73           195
Property and equipment...................................        799         4,673
Goodwill.................................................     11,194        41,161
Capitalized software.....................................         73            --
Other assets.............................................        118           635
Deferred revenue.........................................       (297)       (4,227)
Accounts payable and accrued expenses....................     (2,175)         (684)
Notes payable............................................         (6)           --
Other liabilities........................................       (102)         (742)
                                                             -------       -------
          Net assets acquired............................    $11,753       $52,945
Purchased research and development.......................         --         9,000
                                                             -------       -------
                                                             $11,753       $61,945
                                                             =======       =======
These acquisitions were funded as follows:
  Common stock...........................................    $    --       $ 1,459
  Notes payable and other payables.......................         --        12,826
  Cash...................................................     11,753        47,660
                                                             -------       -------
                                                             $11,753       $61,945
                                                             =======       =======

     During September 1999, InfoCure exercised its option to convert $7.5 million of the indebtedness given to the seller in connection with the HSD acquisition (Note 9) into shares of its common stock and in the fourth quarter of 1999, finalized certain asserted claims and other outstanding issues regarding the acquisition. In connection therewith, the seller agreed to reduce the remaining indebtedness owed to it by approximately $1.3 million. The Company recorded certain adjustments to the goodwill arising from this purchase acquisition to reflect settlement of these claims and the related purchase price adjustment.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                     PRO FORMA AMOUNTS                           1999           1998
                     -----------------                        -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Revenue.....................................................   $154,919       $135,593
Net loss from continuing operations available to common
  stockholders..............................................     (5,772)        (2,309)
Net loss from continuing operations available to common
  stockholders per share -- after extraordinary item:
  Basic and diluted.........................................   $  (0.21)      $  (0.15)

                              INFOCURE CORPORATION

ACQUISITIONS ACCOUNTED FOR USING THE POOLING OF INTERESTS METHOD OF ACCOUNTING

     During December 1998, InfoCure completed a merger with Radiology Management Systems, Inc. ("RADMAN"). This transaction involved exchange of all of RADMAN's outstanding equity interests for approximately 994,000 shares of InfoCure common stock and was accounted for as a pooling of interests (the "RADMAN Merger").

     During 1999, InfoCure completed pooling of interests mergers (the "1999 Mergers") with six businesses (the "1999 Pooled Companies") providing for the exchange of substantially all of the outstanding equity interest of each entity for shares of InfoCure common stock as indicated in the table below:

                                                         SHARES OF
                                                         INFOCURE
COMPANY                                                   ISSUED       CLOSING DATE
- -------                                                  ---------   -----------------
Macon Systems Management, LLC, the parent of Medical
  Software Management, Inc. ("MSM")....................    166,464   February 12, 1999
Medfax Corporation ("Medfax")..........................    696,333   August 30, 1999
Scientific Data Management, Inc. ("SDM")...............    280,243   August 31, 1999
Datamedic Holding Corp. ("Datamedic")..................  1,088,674   November 9, 1999
Prism Data Systems, Inc. ("Prism").....................    208,544   December 29, 1999
CDL Healthcare Systems, Inc. ("CDL")...................    109,658   December 30, 1999

     The accompanying consolidated financial statements give retroactive effect to these mergers in accordance with the pooling of interests method of accounting. Accordingly, the statements of financial position, results of operations and cash flows included herein are presented as if the combining companies had been consolidated for all periods presented and the consolidated statements of stockholders' equity reflect the accounts of InfoCure as if the additional common stock issued in connection with these mergers had been issued for all periods presented.

     Certain of the 1999 Pooled Companies had fiscal years that differed from InfoCure's. The operating results for the year ended December 31, 1998 reflect the combination of InfoCure's results for these periods with the results of each of the 1999 Pooled Companies for the most closely comparable periods. As of and for the year ended December 31, 1999, all of the 1999 Pooled Companies' balance sheets and operations have been restated to coincide with InfoCure's year end.

     The following table presents a reconciliation of revenue, loss before extraordinary item and pro forma net loss available to common stockholders previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Revenue:
  InfoCure..................................................    $107,912       $44,909
  MSM.......................................................       3,734         3,120
  Medfax....................................................       7,676         5,517
  SDM.......................................................       4,955         4,626
  Datamedic.................................................      17,022        20,832
  Prism.....................................................       3,499         4,355
  CDL.......................................................       4,245         2,999
                                                                --------       -------
                                                                $149,043       $86,358
                                                                ========       =======

                              INFOCURE CORPORATION

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Income (loss) from continuing operations:
  InfoCure..................................................    $    566       $(2,883)
  MSM.......................................................        (106)          266
  Medfax....................................................         643          (729)
  SDM.......................................................         314            47
  Datamedic.................................................      (4,599)       (1,069)
  Prism.....................................................        (636)           32
  CDL.......................................................         579            32
                                                                --------       -------
                                                                $ (3,239)      $(4,304)
                                                                ========       =======
Pro forma net income (loss) available to common
  stockholders -- after extraordinary item:
  InfoCure..................................................    $     11       $(5,378)
  MSM.......................................................        (106)          266
  Medfax....................................................         643          (729)
  SDM.......................................................         314            47
  Datamedic.................................................      (4,599)       (1,069)
  Prism.....................................................        (636)           32
  CDL.......................................................         579            32
  Pro forma tax adjustments.................................         137         1,436
                                                                --------       -------
                                                                $ (3,657)      $(6,163)
                                                                ========       =======

     Certain of the 1999 Pooled Companies had fiscal years that differed from that of InfoCure. The consolidated statements of operations for the year ended December 31, 1998 reflect the combination of InfoCure's results for this period with the results of each of the 1999 Pooled Companies for the most closely comparable periods. As of and for the year ended December 31, 1999, the 1999 Pooled Companies' balance sheets and statements of operations have been restated to coincide with InfoCure's year end. As a result, certain of the 1999 Pooled Companies' operations are included in both 1999 and 1998. The net revenue and net loss for such duplicated periods was approximately $5.1 million and $534,000, respectively.

     The Company incurred costs of approximately $3.1 million and $54,000 in completing the 1999 Mergers and RADMAN merger, respectively. Such costs consisted principally of professional fees and related transaction costs.

5. RESTRUCTURING AND OTHER CHARGES

     The 2000 Plan. On August 1, 2000, InfoCure announced its plans to restructure its operations through a plan of employee reductions and consolidation of existing facilities. During the third and fourth quarter of 2000, the Company closed or consolidated 14 facilities and terminated approximately 400 employees. The Company recorded approximately $9.2 million in restructuring costs in 2000 summarized in the table below.

     The terminated leases have various expiration dates through 2006 and the other costs will be substantially paid in the first half of 2001.

     The 1999 Plan. In the fourth quarter of 1999, InfoCure decided to change its product strategy to begin development of ASP applications and Internet solutions, decided to begin a transition to subscription based-pricing and completed three acquisitions. Concurrently, management committed to a plan of restructuring and reorganization related to acquisitions completed during 1999, which was completed in the second quarter of

                              INFOCURE CORPORATION

2000, to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees. As summarized in the table below, the Company recorded approximately $800,000 and $4.1 million during the years ended December 31, 2000 and 1999, respectively, in restructuring costs in connection with the 1999 restructuring in accordance with EITF No. 94-3.

     In accordance with EITF No. 94-3, the Company recognized approximately $843,000 in severance and other termination benefits in 1998 for restructuring charges relating to the 1997 restructuring.

     A description of the type and amount of restructuring costs and other charges recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                                                          COSTS                                       COSTS
                             RESERVE                     APPLIED         RESERVE                     APPLIED         RESERVE
                             BALANCE        ADDITIONS    AGAINST         BALANCE        ADDITIONS    AGAINST         BALANCE
                        DECEMBER 31, 1997   TO RESERVE   RESERVES   DECEMBER 31, 1998   TO RESERVE   RESERVES   DECEMBER 31, 1999
                        -----------------   ----------   --------   -----------------   ----------   --------   -----------------
2000 PLAN
Facility closure and
 consolidation........        $ --             $ --      $    --          $ --            $   --     $    --         $   --
Compensation costs for
 severance and other
 termination
 benefits.............          --               --           --            --                --          --             --
Other asset
 write-downs and
 costs................          --               --           --            --                --          --             --
                              ----             ----      -------          ----            ------     -------         ------
       2000 Plan
        Total.........          --               --           --            --                --          --             --
                              ----             ----      -------          ----            ------     -------         ------
1999 PLAN
Facility closure and
 consolidation........          --               --           --            --             1,705        (366)         1,339
Compensation costs for
 severance and other
 termination
 benefits.............          --               --           --            --             1,419        (904)           515
Incremental costs
 associated with
 completion of
 discontinued customer
 contracts............         681               --         (446)          235                --          --            235
Other asset
 write-downs and
 costs................          --               --           --            --               319        (319)            --
                              ----             ----      -------          ----            ------     -------         ------
       1999 Plan
        Total.........         681               --         (446)          235             4,124      (2,035)         2,089
                              ----             ----      -------          ----            ------     -------         ------
1997 PLAN
Compensation costs for
 severance and other
 termination
 benefits.............          --              843         (843)           --                --          --             --
                              ----             ----      -------          ----            ------     -------         ------
       1997 Plan
        Total.........          --              843         (843)           --                --          --             --
                              ----             ----      -------          ----            ------     -------         ------
                              $681             $843      $(1,289)         $235            $4,124     $(2,035)        $2,089
                              ====             ====      =======          ====            ======     =======         ======

                                      COSTS
                                     APPLIED         RESERVE
                        ADDITIONS    AGAINST         BALANCE
                        TO RESERVE   RESERVES   DECEMBER 31, 2000
                        ----------   --------   -----------------
2000 PLAN
Facility closure and
 consolidation........    $4,785     $  (182)        $4,603
Compensation costs for
 severance and other
 termination
 benefits.............     3,965      (1,114)         2,851
Other asset
 write-downs and
 costs................       408        (408)            --
                          ------     -------         ------
       2000 Plan
        Total.........     9,158      (1,704)         7,454
                          ------     -------         ------
1999 PLAN
Facility closure and
 consolidation........        --      (1,339)            --
Compensation costs for
 severance and other
 termination
 benefits.............       800      (1,315)            --
Incremental costs
 associated with
 completion of
 discontinued customer
 contracts............        --        (235)            --
Other asset
 write-downs and
 costs................        --          --             --
                          ------     -------         ------
       1999 Plan
        Total.........       800      (2,889)            --
                          ------     -------         ------
1997 PLAN
Compensation costs for
 severance and other
 termination
 benefits.............        --          --             --
                          ------     -------         ------
       1997 Plan
        Total.........        --          --             --
                          ------     -------         ------
                          $9,958     $(4,593)        $7,454
                          ======     =======         ======

IMPAIRMENT AND OTHER NON-RECURRING CHARGES

     Concurrent with the 2000 plan of restructuring, the Company recorded an impairment charge of approximately $3.5 million relating to assets that will be abandoned due to the closing of facilities. The Company also recorded the following other non-recurring charges: (a) $1.1 million to write-down inventory to its estimated net realizable value based on a planned bulk lot disposal as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines; (b) $700,000 for compensation and other termination benefits which were not eligible for accrual under EITF 94-3 as of December 31, 2000; (c) $468,000 for other asset write-downs; and (d) $273,000 for professional and other related costs.

     In connection with the change in product strategy, management also re-evaluated the carrying value of capitalized software. As a result, the Company recorded an impairment charge during 1999 of approximately $4.7 million for the write-down of capitalized software.

                              INFOCURE CORPORATION

6. PROPERTY AND EQUIPMENT

     Major classes of property and equipment consisted of the following:

                                                      ESTIMATED
                                                       USEFUL     DECEMBER 31,   DECEMBER 31,
                                                        LIVES         2000           1999
                                                      ---------   ------------   ------------
                                                       (YEARS)          (IN THOUSANDS)
Land................................................    --          $ 1,300        $ 1,300
Buildings...........................................    40            6,340          7,002
Building held for sale..............................    --            1,785             --
Office and computer equipment.......................   3-5           12,867         13,144
Furniture and fixtures..............................   5-7            1,548          2,281
Equipment under capital lease obligations...........   3-5            2,879          2,831
Leasehold improvements and other....................   3-5            1,747          2,103
                                                                    -------        -------
                                                                     28,466         28,661
Less accumulated depreciation.......................                 (9,175)        (6,643)
                                                                    -------        -------
                                                                    $19,291        $22,018
                                                                    =======        =======

     Depreciation expense was approximately $3.7 million, $3.1 million, and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with the restructuring plans described in Note 5, the Company disposed of property and equipment, primarily office and computer equipment and furniture and fixtures, with a net book value of approximately $3.5 million and $91,000 in 2000 and 1999, respectively.

SALE OF CERTAIN ASSETS

     During August 2000, the Company sold its medical statement processing assets ("Medprint") to National Data Corporation ("NDC") for approximately $9.0 million. Simultaneously, the Company entered into a statement and claims processing agreement with NDC for a period of five years which provides, among other things, for attainment of certain transaction processing volume levels over the term of the agreement. The gain on the sale totaled approximately $7.3 million and will be recognized ratably over the five-year term of the statement and claims processing agreement. The current portion of the gain is included in deferred revenue and the long-term portion of the gain is included as deferred gain from sale of assets in the accompanying consolidated financial statements. During the year ended December 31, 2000, the Company recognized approximately $611,000, which is included in net gain on disposal of fixed assets in the accompanying consolidated statements of operations.

7. OTHER INTANGIBLE ASSETS

     Other intangible assets consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Customer lists..............................................     $   --         $1,915
Loan costs..................................................        894            632
Capitalized costs of future acquisitions....................         --            300
Other.......................................................        414            713
                                                                 ------         ------
                                                                  1,308          3,560
Less accumulated amortization...............................        267         (2,184)
                                                                 ------         ------
                                                                 $1,041         $1,376
                                                                 ======         ======

                              INFOCURE CORPORATION

8. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Additional purchase price consideration.....................    $    --         $1,100
Compensation................................................      4,578          3,450
Interest....................................................        836            688
Professional fees...........................................        905            479
Taxes, other than income....................................        425            438
Accrued EDI cost of goods sold and hardware purchased for
  resale....................................................      2,479          2,150
Other.......................................................        959          1,289
                                                                -------         ------
                                                                $10,182         $9,594
                                                                =======         ======

9. NOTE PAYABLE AND LONG-TERM DEBT

NOTE PAYABLE

     As of December 31, 2000, the Company had a $1.2 million note payable due December 31, 2000 together with interest at 5% per annum. This amount represents the remaining balance due the seller in connection with the HSD acquisition following conversion of a portion of the total indebtedness and a reduction in the total obligation negotiated by the parties in settlement of the purchase price.

     The original amount of the note discussed above was for $10.0 million. The note was convertible, at the Company's option, into shares of common stock at a rate based on the market value of the common stock. In September 1999, the Company converted $7.5 million of this note and issued approximately 373,000 shares of common stock in connection therewith. Terms of the conversion option provided that, in the event the conversion shares were subsequently sold at a price below the conversion price, the Company was obligated to pay the difference either in cash or by the issuance of additional shares. The shares were in fact sold at a lower price and, at December 31, 1999, the Company's obligation under the price protection feature was $1.7 million. During 2000, the Company paid $500,000 towards this obligation in cash. The total due under both the remaining note payable and the price protection feature, except for $500,000, was settled subsequent to December 31, 2000 with the Company issuing 500,000 shares of InfoCure common stock. The remaining amount due will be paid in the second quarter of 2001.

LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
FINOVA Capital Corporation ("FINOVA").......................    $34,359        $28,181
Capitalized leases (see Note 10)............................      2,436          2,921
Other.......................................................        989          1,040
                                                                -------        -------
                                                                 37,784         32,142
Less current portion........................................     (2,727)          (578)
                                                                -------        -------
                                                                $35,057        $31,564
                                                                =======        =======

     Under provisions of an agreement dated August 1999 and amended August 2000, the Company has a $100 million credit facility with FINOVA consisting of a revolving loan for the funding of the acquisition

                              INFOCURE CORPORATION
program and working capital needs and a term loan for certain real estate purchases. The total amount outstanding under this facility was $55.0 and $36.8 million at December 31, 2000 and 1999, respectively, including $20.7 million and $8.6 million for the respective periods attributable to PracticeWorks. These amounts were repaid subsequent to December 31, 2000 in connection with the Distribution from proceeds of PracticeWorks' Credit Facility and the Company's facility, as amended (Notes 3 and 15). Available credit at December 31, 2000 may only be used to fund acquisitions. The credit facility has a five-year term and is collateralized by substantially all of the Company's assets, cash flows and any assets of companies acquired in the future. Interest accrues at an annual rate based, at the Company's option, on prime plus 0.5% to 1.25% or LIBOR plus 2.0% to 2.75%, depending on the achievement of certain debt service ratios. At December 31, 2000, the rate was 10.75%. The agreement provides for mandatory prepayments based upon achieving certain defined levels of cash flows and contains certain restrictive covenants.

     The Company's previous credit facility was repaid in April 1999 with proceeds from the sale of common stock. In connection with this early retirement of debt the Company recognized an extraordinary item for the unamortized portion of the loan costs and prepayment costs which aggregated approximately $4.8 million and, net of estimated tax effect, approximately $2.8 million or $0.10 per share.

     As of December 31, 2000, future maturities of long-term debt, including capital leases, are as follows:

                            YEAR                                  AMOUNT
                            ----                              --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 2,727
2002........................................................       6,854
2003........................................................       6,417
2004........................................................      21,123
2005........................................................          63
Thereafter..................................................         600
                                                                 -------
          Total.............................................     $37,784
                                                                 =======

                              INFOCURE CORPORATION

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to four years. Additionally, the Company leases machinery and equipment under capital leases having original terms ranging from one to five years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating and capital leases with remaining terms of more than one year are as follows:

                            YEAR                              CAPITAL   OPERATING
                            ----                              -------   ---------
                                                                (IN THOUSANDS)
2001........................................................  $1,032     $2,110
2002........................................................     899      1,558
2003........................................................     551        774
2004........................................................     168        106
2005........................................................      12         --
                                                              ------     ------
                                                               2,662     $4,548
                                                                         ======
Less amounts representing interest..........................    (226)
                                                              ------
Present value of net minimum lease payments.................   2,436
Less current portion........................................    (898)
                                                              ------
Long-term obligations under capital leases..................  $1,538
                                                              ======

     Rent expense was approximately $4.4 million, $3.4 million, and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Amortization of assets held under capital leases is included with depreciation expense.

EMPLOYEE BENEFIT PLAN

     During January 1998, the Company implemented a qualified 401(k) savings plan (the "Plan") covering all employees meeting certain age and years of service eligibility requirements. Eligible employees may contribute up to 15% of their annual salary to the Plan, subject to certain limitations. The Company may make matching contributions and may also provide profit-sharing contributions at its sole discretion. Employees become fully vested in any employer contributions after five years of service.

     Contributions to the Plan for each of the three years in the period ended December 31, 2000 were approximately $1.3 million, $660,000 and $307,000, respectively. The contributions were made through the issuance of InfoCure common stock in the following year.

LITIGATION

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. Except for proceedings described below related to individuals who sold their businesses to the Company in exchange for shares of InfoCure common stock, there are no material proceedings to which the Company is a party and management is unaware of any contemplated actions against the Company.

     On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to effect the registration for resale with the Securities and Exchange Commission of shares of the

                              INFOCURE CORPORATION

Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter.

     On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

     On December 28, 2000, a lawsuit styled Habermeier v. InfoCure Corp., et al. was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.7 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

     On December 28, 2000, a lawsuit styled Runde v. InfoCure Corp, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

     On December 28, 2000, a lawsuit styled Weintraub v. InfoCure Corp., et al. was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

     Subsequent to December 31, 2000, a lawsuit styled Gary Weiner, et al. v. InfoCure Corporation et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required

                              INFOCURE CORPORATION
to effect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $3.4 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

     A motion to dismiss certain of the tort and contract claims in these cases was filed by InfoCure subsequent to December 31, 2000.

     Management believes that it has meritorious defenses in each of the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position, liquidity or results of operations of the company.

11. STOCKHOLDERS' EQUITY

VITALWORKS CONVERTIBLE REDEEMABLE PREFERRED STOCK -- WEBMD

     InfoCure and WebMD Corporation, formerly Healtheon/WebMD Corporation ("WebMD") entered into a Letter Agreement on February 11, 2000 (the "Letter Agreement") providing for, among other things, WebMD's $10.0 million contribution to InfoCure in exchange for 400,000 shares of convertible redeemable preferred stock in VitalWorks, Inc., a wholly owned subsidiary of InfoCure. In connection with this Letter Agreement, InfoCure and WebMD entered into a Marketing Agreement. The Letter Agreement also contemplated the investment of an additional $90.0 million upon completion of a initial public offering of the VitalWorks subsidiary, subject to regulatory approval and approval of both companies' board of directors. Subsequently, InfoCure cancelled its previously announced plans to conduct an initial public offering of the VitalWorks subsidiary. The terms of the agreement with WebMD provided that because the initial public offering of the VitalWorks subsidiary was not completed by November 11, 2000: (i) the initial $10.0 million in preferred stock of the VitalWorks subsidiary is exchangeable, at WebMD's option, into InfoCure's common stock at a per share conversion price equal to the average closing price of our common stock for the twenty trading days immediately prior to the ninth month anniversary of the agreement, equal to 1,929,012 shares of InfoCure common stock, representing approximately 5.0% of InfoCure's issued and outstanding shares and (ii) WebMD is no longer obligated to make the additional $90.0 million investment contemplated by the agreement. WebMD requested conversion of the preferred stock of the VitalWorks subsidiary into 1,929,012 shares of InfoCure common stock. (See WebMD and Envoy Litigation in Note 15).

NOTES RECEIVABLE -- OFFICERS

     During 2000, the Company made advances to certain executive officers of the Company in an aggregate amount of approximately $9.7 million. As of December 31, 2000, $4.5 million had been repaid with the outstanding principal balance approximating $5.2 million and accrued interest approximating $200,000. The Company made the advances to prevent these officers from being forced to sell shares of InfoCure's common stock in the market, which management believed might further depress the Company's stock price. The officers issued promissory notes to the Company to evidence the portion of the advances outstanding as of June 30, 2000, which notes were subsequently amended on March 5, 2001. The notes bear interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and are due December 31, 2001. The notes and the accrued interest are included as contra-equity balances in the accompanying consolidated balance sheet as of December 31, 2000.

                              INFOCURE CORPORATION

     During 2000, the Company also received notes receivable from certain executive officers of the Company in an aggregate amount of approximately $6.6 million, in conjunction with the exercise of vested stock options. The notes bear interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and are due June 30, 2002. As of December 31, 2000, the accrued interest related to the notes totaled approximately $400,000. The notes and the accrued interest are recorded as contra-equity balances in the accompanying consolidated balance sheets.

EQUITY FINANCING AGREEMENT

     As of August 1, 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. whereby it has the right to make periodic sales to an institutional investor (the "Equity Investor") of up to an aggregate of $60.0 million of its common stock through November 30, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee of $750,000 and grant 125,000 warrants to the Equity Investor to purchase shares of the Company's common stock if the Company has not sold to the Equity Investor a stated minimum amount ($15.0 million) of its common stock pursuant to the agreement on or before October 1, 2001. The dollar amount that the Company can "Put" to the Equity Investor at one time will be determined in accordance with the terms of the agreement based on the Company's current stock price at the time of the sale. At the Threshold Price of $3.00 per share, $2.5 million may be drawn. For every $2.00 per share increase above the Threshold Price, an additional $1.5 million may be drawn, not to exceed $28 million. The purchase price of the shares of stock will represent a discount of 4.0% to 6.0% from the current stock price at the time of the sale. Although the Equity Investor may resell the stock purchased pursuant to an effective registration statement which the Company will file with the Securities and Exchange Commission, the agreement also requires the Equity Investor to limit certain selling activities. As of December 31, 2000, the Company has not sold any shares under this agreement.

STOCK COMPENSATION PLANS

     The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors, and consultants. These plans include the InfoCure Corporation 2000 Broad Based Stock Plan, the InfoCure Corporation 1996 Stock Option Plan, the InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan, and the InfoCure Corporation Directors Stock Option Plan. The Company has also assumed the stock options of RADMAN and the 1999 Pooled Companies. Such options were converted at the applicable rates used to issue the Company's common stock in the mergers.

     The Company adopted the InfoCure Corporation 2000 Broad Based Stock Plan during August 2000. Under this plan, 10.0 million shares of common stock of the Company have been reserved for option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan will generally vest over a three to four year period and will expire ten years from the date of grant.

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

                              INFOCURE CORPORATION

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

     During 1998, the Company implemented the InfoCure Employee Stock Purchase Plan. This plan allows employees of the Company to purchase common stock through payroll deductions for 85% of fair market value. As of December 31, 2000, there are 300,000 shares of common stock reserved for issuance under this plan.

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, presentation of pro forma disclosures of earnings and earnings per share is required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts as the pro forma disclosures do not take into account the amortization of the fair value of awards prior to 1995. Additionally, the Company expects to grant additional awards in future years.

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

     The fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each year in each of the three years in the period ended December 31, 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
Risk-free interest rate.....................................   5.2%      6.2%     6.0%
Dividend yield..............................................   0.0       0.0      0.0
Volatility factor...........................................  76.7     119.0     58.0
Weighted average expected life (in years)...................     4         4        4

                              INFOCURE CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000           1999          1998
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations:
  As reported...............................................   $(48,673)      $(3,239)      $(4,304)
  Pro forma.................................................    (55,088)       (7,442)       (5,089)
Loss from continuing operations per share:
  As reported...............................................   $  (1.45)      $ (0.12)      $ (0.22)
  Pro forma.................................................      (1.64)        (0.27)        (0.26)

     A summary of stock option activity, and related information for each of the three years in the period ended December 31, 2000:

                                                                           WEIGHTED-AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at December 31, 1997............................   2,709,538        $ 2.00
  Granted...................................................   3,602,361          6.58
  Exercised.................................................    (101,774)         0.61
  Forfeited or canceled.....................................    (514,852)         4.43
                                                              ----------
Outstanding at December 31, 1998............................   5,695,273          4.83
  Granted...................................................   3,125,900         19.81
  Exercised.................................................    (830,839)         3.95
  Forfeited or canceled.....................................      (1,543)         5.00
                                                              ----------
Outstanding at December 31, 1999............................   7,988,791         10.78
  Granted...................................................  11,920,433          4.95
  Exercised.................................................  (1,627,368)         4.72
  Forfeited or canceled.....................................  (2,387,722)         9.28
                                                              ----------
Outstanding at December 31, 2000............................  15,894,134        $ 6.66
                                                              ==========
Options exercisable at December 31, 1998....................   1,150,320        $ 1.33
Options exercisable at December 31, 1999....................   2,254,812        $ 4.33
Options exercisable at December 31, 2000....................   1,882,148        $ 8.27

     The weighted average fair value of options granted for the years ended December 31, 2000, 1999 and 1998 were $2.97, $15.53, and $3.33, respectively.

                              INFOCURE CORPORATION

     The following table summarizes information about the Company's outstanding stock options as of December 31, 2000:

                             OPTIONS OUTSTANDING
                   ----------------------------------------      OPTIONS EXERCISABLE
                                     WEIGHTED-                --------------------------
                       NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
     RANGE OF      OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
     EXERCISE       DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
      PRICES            2000           LIFE         PRICE          2000          PRICE
     --------      --------------   -----------   ---------   --------------   ---------
                                      (YEARS)
  $ 0.79 -  2.10        958,038         6.6        $ 2.06         566,601       $ 2.05
    2.63 -  4.38        901,350         9.1          4.03          36,250         3.73
    4.44 -  5.94     10,351,838         9.0          4.47         238,588         5.05
    6.00 - 13.16      1,180,396         8.4          7.96         496,312         7.16
   13.19 - 36.63      2,502,512         8.7         17.81         544,397        17.46
                     ----------                                 ---------
    0.79 - 36.63     15,894,134         8.7        $ 6.66       1,882,148       $ 8.27
                     ==========                                 =========

     In connection with the Spin-Off of PracticeWorks subsequent to December 31, 2000, InfoCure stock options held by InfoCure employees who will become PracticeWorks employees were replaced by PracticeWorks stock options. In addition, the exercise price and number of stock options held by employees that remain with InfoCure after the Spin-Off of PracticeWorks were adjusted to reflect the impact of the Spin-Off on the InfoCure stock price (see Employee Benefits and Compensation Allocation Agreement in Note 15).

WARRANTS

     In connection with a 1997 acquisition, the Company issued to the former owners ten-year warrants to acquire 372,000 shares of common stock at an exercise price of $4.57 per share. The estimated fair value of the warrants were included in the purchase price allocation. As of December 31, 2000, 32,000 of these warrants had been exercised.

     In connection with the private placement of redeemable preferred stock during February 1998, the Company granted to the placement agent a ten-year warrant to acquire 200,000 shares of common stock at an exercise price of $4.50 per share. The $219,000 estimated value of this warrant was recorded as part of the accretive dividend attributed to the preferred stockholders. As of December 31, 2000, 179,593 of these warrants had been exercised.

     In connection with the 1998 private placement arrangement with the Institutional Investor, the Company granted a warrant to acquire 200,000 shares of common stock at $11.50 per share. The estimated fair value of the warrant was recorded as a charge to additional paid in capital. This warrant has a five-year term and was immediately exercisable.

     In connection with the October 1998 loan which increased the availability under the Company's credit facility, the lender was granted the right to acquire up to 490,000 shares of common stock at $6.00 per share. This warrant was immediately exercisable and has a ten-year term. The estimated fair value of approximately $1.5 million was recorded as deferred loan costs in 1998 and expensed as an extraordinary item in 1999 upon extinguishment of debt. As of December 31, 2000, 100,000 of these warrants had been exercised.

     In connection with a certain acquisitions accounted for under the pooling of interests method of accounting, the Company assumed approximately 55,000 outstanding warrants with exercise prices ranging from $0.79 to $134.78, which expire at various dates through 2007. Additionally, approximately 45,000 warrants remain from an original grant of 280,000 made to the underwriter in connection with the Initial Public Offering. These warrants have an exercise price of $3.30 and expire in 2002.

                              INFOCURE CORPORATION

12. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal................................................  $     --   $    --   $   678
  State..................................................        --        --       145
                                                           --------   -------   -------
          Total current expense..........................        --        --       823
                                                           --------   -------   -------
Deferred:
  Federal................................................   (27,049)   (1,156)   (1,623)
  State..................................................    (3,688)     (184)     (237)
  Change in deferred tax asset valuation allowance.......    16,495        --        --
                                                           --------   -------   -------
          Total deferred expense (benefit)...............   (14,242)   (1,340)   (1,860)
                                                           --------   -------   -------
Total income tax expense (benefit).......................   (14,242)   (1,340)   (1,037)
  Pro forma tax adjustments for pooled companies.........        --      (137)   (1,436)
                                                           --------   -------   -------
Pro forma provision (benefit) for income taxes...........  $(14,242)  $(1,477)  $(2,473)
                                                           ========   =======   =======

     Income tax expense (benefit) is included in the financial statements as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Continuing operations....................................  $ (9,843)  $(1,610)  $(1,910)
Discontinued operations..................................    (4,399)    2,186       873
Extraordinary item.......................................        --    (1,916)       --
                                                           --------   -------   -------
Total income tax (benefit)...............................  $(14,242)  $(1,340)  $(1,037)
                                                           ========   =======   =======

     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   --------
Year Ended December 31, 2000:
  Federal................................................   $ --     $(22,260)  $(22,260)
  State..................................................     --       (4,078)    (4,078)
  Valuation allowance....................................     --       16,495     16,495
                                                            ----     --------   --------
                                                            $ --     $ (9,843)  $ (9,843)
                                                            ====     ========   ========
Year Ended December 31, 1999:
  Federal................................................   $ --     $ (1,389)  $ (1,389)
  State..................................................     --         (221)      (221)
                                                            ----     --------   --------
                                                            $ --     $ (1,610)  $ (1,610)
                                                            ====     ========   ========
Year Ended December 31, 1998:
  Federal................................................   $753     $ (2,393)  $ (1,640)
  State..................................................    120         (390)      (270)
  Valuation allowance....................................     --           --         --
                                                            ----     --------   --------
                                                            $873     $ (2,783)  $ (1,910)
                                                            ====     ========   ========

                              INFOCURE CORPORATION

     Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and operating loss and tax credit carryforwards. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Current:
  Deferred tax assets:
     Allowance for doubtful accounts........................  $    755   $ 1,118
     Accrued expenses.......................................     3,104     1,056
                                                              --------   -------
          Total current deferred tax assets.................  $  3,859   $ 2,174
                                                              ========   =======
Noncurrent:
  Deferred tax assets:
     Goodwill amortization..................................  $  6,192   $ 1,738
     Deferred gain on sale of assets........................     2,844        --
     Net operating loss and credit carryforwards............    30,515    11,117
     Valuation allowance....................................   (16,495)       --
                                                              --------   -------
          Total noncurrent deferred tax assets..............  $ 23,056   $12,855
                                                              --------   -------
                                                              $ 26,915   $15,029
                                                              ========   =======

     Income tax benefit (expense) attributed to continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate as follows:

                                                               2000      1999     1998
                                                             --------   ------   ------
Expected taxes at federal statutory rates..................  $ 19,895   $1,642   $2,113
State income taxes, net of federal benefit.................     2,692      146      147
Nondeductible goodwill amortization........................    (3,223)    (575)    (360)
Net operating losses from discontinued operations..........     7,362       --       --
Other, net.................................................      (388)     397      (10)
Change in valuation allowance..............................   (16,495)      --       --
                                                             --------   ------   ------
          Net income tax benefit -- continuing
            operations.....................................  $  9,843   $1,610   $1,910
                                                             ========   ======   ======

     As of December 31, 2000, the Company and its Subsidiaries have net operating loss carryforwards for income tax purposes of approximately $73.0 million, which expire at various dates to 2020. Included in the $73.0 million is approximately $21.5 million in net operating loss carryforwards generated by discontinued operations which will remain with the Company. Additionally, approximately $19.0 million of the $73.0 million of loss carryforwards is attributable to preacquisition tax attributes of subsidiaries. Utilization of these carryforwards is subject to substantial limitations resulting from the change in ownership of these subsidiaries based on applicable provisions in the federal tax code.

     Management has assessed the realizability of its deferred tax assets and determined that as of December 31, 2000, a valuation allowance of $16.5 million was necessary to reduce such assets to an amount which management believes is more likely than not to be realized. In reaching this conclusion, management considered various factors, including future projected taxable income, potential tax planning strategies and the additional loss carryforwards generated from discontinued operations.

                              INFOCURE CORPORATION

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest amounted to approximately $626,000, $4.9 million, and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company received net tax refunds of approximately $3.3 million during the year ended December 31, 2000. The Company made cash payments for income taxes of approximately $3.3 million, and $1.2 million for the years ended December 31, 1999 and 1998, respectively.

     During 2000 the Company received notes receivable of approximately $6.6 million from certain officers related to the exercise of stock options. In addition, the Company received 125,000 shares of its common stock into treasury in exchange for the grant of a license agreement for one of the Company's products.

     During the years ended December 31, 2000 and 1999, the Company acquired certain property and equipment with an aggregate value of approximately $1.1 million and $8.6 million, respectively, in exchange for indebtedness including mortgage and capital lease obligations.

     During the year ended year ended December 31, 1998, the Company issued stock warrants with an aggregate value of approximately $1.7 million for services rendered to the Company.

     During the year ended December 31, 1998, the Company issued common stock with an aggregate fair value of approximately $1.5 million and incurred notes payable and other liabilities of approximately $12.8 million in connection with acquisitions completed during the period.

     For each of the three years ended December 31, 2000, the Company settled obligations of approximately $1.3 million, $600,000 and $307,000, respectively, related to the 401(k) savings plan through the issuance of InfoCure common stock in the following year.

14. SEGMENT INFORMATION

     SFAS No. 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has identified two reportable operating segments based on the criteria of SFAS No. 131: software licensing and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support and training services.

     The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and CEO its assets or capital expenditures by segments.

     The accompanying statements of operations disclose the financial information of the Company's reportable segments in accordance with SFAS No. 131 for the three years ended December 31, 2000.

15. SUBSEQUENT EVENTS

DISTRIBUTION OF PRACTICEWORKS COMMON STOCK

     On March 5, 2001, (the "Distribution Date") the Company completed the pro rata distribution of the common stock of PracticeWorks to the Company's stockholders in a tax-free distribution, effective 11:59 p.m. Immediately prior to the Distribution, InfoCure transferred to PracticeWorks assets and liabilities, consisting of InfoCure's information management technology business for dental, orthodontic, and oral and maxillofacial surgery practices. The Distribution was effected through a dividend of all of the issued and outstanding shares

                              INFOCURE CORPORATION
of PracticeWorks to InfoCure's stockholders of record as of February 21, 2001 (the "Record Date"). InfoCure's stockholders received one share of PracticeWorks common stock for every four shares of InfoCure common stock owned as of the Record Date.

     Concurrent with the Distribution, PracticeWorks borrowed approximately $21.6 million under its own credit facility to repay the Company the outstanding amount under the Company's credit facility attributable to PracticeWorks on the Distribution Date. Also concurrent with the Distribution, the Company entered into an amended credit facility with similar terms as the existing credit facility. As discussed below under the heading "Employee Benefits and Compensation Allocation Agreement", InfoCure employees who became PracticeWorks employees in the Distribution, holding approximately 7.4 million InfoCure employee stock options with an average exercise price of $8.68, exchanged their InfoCure employee stock options for approximately 3.5 million PracticeWorks employee stock options with an average exercise price of $18.26, thereby canceling the InfoCure employee stock options. Employee stock options of approximately 8.1 million with an average exercise price of $6.77 held by InfoCure employees prior to the Distribution that remain InfoCure employees subsequent to the Distribution have been converted to approximately 18.6 million options with an average price of $2.96 to reflect the Distribution.

     For purposes of governing certain of the ongoing relationships between PracticeWorks and InfoCure and to provide for an orderly transition to the status of two independent companies, PracticeWorks and InfoCure entered into various agreements. A brief description of certain of the material agreements follows:

          Distribution Agreement. Prior to the Distribution Date, InfoCure and PracticeWorks entered into a Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution and the exchange and other agreements relating to the continuing relationship between InfoCure and PracticeWorks after the Distribution. Pursuant to the Distribution Agreement, InfoCure transferred to PracticeWorks all assets and liabilities relating to InfoCure's information management technology provider business for dentists, orthodontists and oral and maxillofacial surgeons.

          Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed and agreed to indemnify InfoCure against, all liabilities, litigation and claims, including related insurance costs, arising out of its business, and InfoCure retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of InfoCure's businesses. The foregoing obligations will not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

          The Distribution Agreement provides that each of InfoCure and PracticeWorks will be granted access to certain records and information in the possession of the other, and required the retention by each of InfoCure and PracticeWorks for a period of eight years following the Distribution Date of all such information in its possession. Also, the Distribution Agreement provided for a three-year period during which neither InfoCure nor PracticeWorks may solicit pre-existing customers or employees of the other party.

          Transition Services Agreement. InfoCure and PracticeWorks entered into a Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, InfoCure will provide to PracticeWorks services including insurance-related services and employee benefit services and PracticeWorks will provide to InfoCure services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. The Transition Services Agreement provides that each of InfoCure and PracticeWorks undertake to provide the same degree of care and diligence as it uses in providing these services to itself and its subsidiaries.

                              INFOCURE CORPORATION

     Provision of any service under the Transition Services Agreement will terminate upon 30 days prior written notice by the company receiving the service or December 31, 2001, whichever is earlier.

          Tax Disaffiliation Agreement. InfoCure and PracticeWorks entered into a Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify InfoCure for any tax liability of PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify InfoCure for all taxes and liabilities incurred solely because (1) PracticeWorks breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion, which breach contributes to an Internal Revenue Service determination that the Distribution and the exchange were not tax-free or (2) a post-Distribution action or omission by PracticeWorks or an affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution and the exchange were not tax-free. InfoCure will indemnify PracticeWorks for all taxes and liabilities incurred solely because (1) InfoCure breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion, which breach contributes to an Internal Revenue Service determination that the Distribution and the exchange were not tax-free, or (2) a post-distribution action or omission by InfoCure or an affiliate contributes to an Internal Revenue Service determination that the Distribution and the exchange were not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, InfoCure and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

          Employee Benefits and Compensation Allocation Agreement. InfoCure and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase InfoCure common stock held by InfoCure employees who became PracticeWorks employees. This agreement provides that InfoCure options held by InfoCure employees who became PracticeWorks employees may be replaced by PracticeWorks options. Employees whose InfoCure options were fully vested as of the Distribution Date had the right to surrender their InfoCure options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any of these employees who chose not to surrender their vested InfoCure options during this time period will continue to hold InfoCure options which will expire generally within 90 days from the Distribution Date (June 3, 2001). PracticeWorks employees who were not fully vested in InfoCure options as of the Distribution Date had their InfoCure options exchanged for PracticeWorks options as of the Distribution Date. Employees remaining with InfoCure after the Distribution retained their InfoCure options.

WEBMD AND ENVOY LITIGATION

     On March 8, 2001, InfoCure Corporation, filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay InfoCure rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of InfoCure; and allegedly false and damaging statements made by WebMD representatives about InfoCure, among other alleged wrongful conduct. InfoCure seeks money damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. Additionally, InfoCure asks for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due InfoCure; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of InfoCure previously issued to WebMD.

                              INFOCURE CORPORATION

16. QUARTERLY INFORMATION (UNAUDITED)

                                                   THREE MONTHS ENDED
                                   --------------------------------------------------     YEAR ENDED
                                   MARCH 31   JUNE 30     SEPTEMBER 30    DECEMBER 31    DECEMBER 31,
                                   --------   --------    ------------    -----------    ------------
2000
  Total revenue..................  $ 25,568   $ 24,008      $ 25,431       $ 26,050        $101,057
  Loss from continuing
     operations..................    (8,178)    (8,708)      (18,095)(a)    (13,692)(b)     (48,673)
  Discontinued operations........    (2,958)    (5,708)       (8,014)       (12,760)        (29,440)
                                   --------   --------      --------       --------        --------
          Net loss...............  $(11,136)  $(14,416)     $(26,109)      $(26,452)       $(78,113)
                                   ========   ========      ========       ========        ========
  Weighted average shares........    32,773     33,267        34,174         34,279          33,537
  Basic and diluted earnings per
     share:
     Loss from continuing
       operations................  $  (0.25)  $  (0.26)     $  (0.53)      $  (0.40)       $  (1.45)
     Discontinued operations.....     (0.09)     (0.17)        (0.23)         (0.37)          (0.88)
                                   --------   --------      --------       --------        --------
          Net loss...............  $  (0.34)  $  (0.43)     $  (0.76)      $  (0.77)       $  (2.33)
                                   ========   ========      ========       ========        ========
1999
  Total revenue..................  $ 36,873   $ 38,140      $ 39,250       $ 34,780        $149,043
  Loss from continuing
     operations..................     2,789      2,417         1,471         (9,916)(c)      (3,239)
  Discontinued operations........      (310)     1,867         2,560         (1,809)          2,308
                                   --------   --------      --------       --------        --------
          Net income (loss)
            before extraordinary
            item.................     2,479      4,284         4,031        (11,725)           (931)
  Extraordinary item.............        --      2,863(d)         --             --           2,863
                                   --------   --------      --------       --------        --------
  Net income (loss)..............     2,479      1,421         4,031        (11,725)         (3,794)
  Pro forma tax adjustment.......        --         --            --           (137)           (137)
                                   --------   --------      --------       --------        --------
  Pro forma net income (loss)....  $  2,479   $  1,421      $  4,031       $(11,588)       $ (3,657)
                                   ========   ========      ========       ========        ========
  Weighted average
     shares -- Basic.............    21,059     28,215        31,021         31,697          27,994
  Weighted average
     shares -- Diluted...........    27,499     32,863        36,421         31,697          27,994
  Basic earnings per share:
     Income (loss) from
       continuing operations.....  $   0.13   $   0.09      $   0.05       $  (0.31)       $  (0.12)
     Discontinued operations.....     (0.01)      0.06          0.08          (0.06)           0.08
                                   --------   --------      --------       --------        --------
     Net income (loss) before
       extraordinary item........      0.12       0.15          0.13          (0.37)          (0.04)
     Extraordinary item..........        --       0.10            --             --            0.10
                                   --------   --------      --------       --------        --------
     Net income (loss)...........      0.12       0.05          0.13          (0.37)          (0.14)
     Pro forma tax adjustment....        --         --            --          (0.01)          (0.01)
                                   --------   --------      --------       --------        --------
     Pro forma net income
       (loss)....................  $   0.12   $   0.05      $   0.13       $  (0.36)       $  (0.13)
                                   ========   ========      ========       ========        ========
  Diluted earnings per share:
     Income (loss) from
       continuing operations.....  $   0.10   $   0.07      $   0.04       $  (0.31)       $  (0.12)
     Discontinued operations.....     (0.01)      0.06          0.07          (0.06)           0.08
                                   --------   --------      --------       --------        --------
     Net income (loss) before
       extraordinary item........      0.09       0.13          0.11          (0.37)          (0.04)
     Extraordinary item..........        --      (0.09)           --             --           (0.10)
                                   --------   --------      --------       --------        --------
     Net income (loss)...........      0.09       0.04          0.11          (0.37)          (0.14)

                              INFOCURE CORPORATION

                                                   THREE MONTHS ENDED
                                   --------------------------------------------------     YEAR ENDED
                                   MARCH 31   JUNE 30     SEPTEMBER 30    DECEMBER 31    DECEMBER 31,
                                   --------   --------    ------------    -----------    ------------
  Pro forma tax adjustment.......        --         --            --             --           (0.01)
                                   --------   --------      --------       --------        --------
  Pro forma net income (loss)....  $   0.09   $   0.04      $   0.11       $  (0.37)       $  (0.13)
                                   ========   ========      ========       ========        ========

- ---------------

(a) The Company recorded restructuring and other non-recurring charges approximating $16.8 million in the third quarter of 2000 (see Note 5).
(b) The Company recorded a valuation allowance on its net operating loss carryforwards of $16.5 million (see Note 12).
(c) The Company recorded restructuring and non-recurring charges approximating $11.8 million in the fourth quarter of 1999 (see Note 5). Additionally, the Company revised its useful life of goodwill to three years from 15 years (see Note 2).
(d) The Company recorded an extraordinary item resulting from the early retirement of debt (see Note 9).