Form 10-K/A
period 2000-12-31
INFOCURE CORP
filed 2001-04-30
CIK 1028584

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

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

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER 001-12799

                            ------------------------

                              INFOCURE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        58-2271614
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        239 ETHAN ALLEN HIGHWAY,                                   06877
             RIDGEFIELD, CT                                     (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (203) 894-1300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.001 (Title of each class)

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 24, 2001 (based on the closing sale price of the registrant's common stock, par value $.001 per share, as reported on the Nasdaq National Market on such date ($2.37)) was $83,545,088. There were 37,167,352 shares of common stock outstanding as of April 24, 2001.

         This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding executive officers of InfoCure is furnished in
Part I of this Annual Report on Form 10-K under the heading "Directors and Executive Officers of the Registrant."

         Set forth below is the name and age of each director of InfoCure as of March 31, 2001, after giving effect to the spin-off of InfoCure's dental business through a pro rata distribution to its stockholders of all the outstanding common stock of PracticeWorks, Inc. (the "PracticeWorks Spin-Off"):

         NAME                                              AGE                 POSITION AT INFOCURE
         ----                                              ---    ---------------------------------------------
         Frederick L. Fine...........................      42     Chairman of the Board
         Joseph M. Walsh.............................      41     President, Chief Executive Officer and
                                                                  Director
         Stephen N. Kahane, M.D., M.S................      43     Vice Chairman, Chief Strategy Officer and
                                                                  Director
         Michael A. Manto............................      42     Executive Vice President and Director
         Kenneth R. Adams............................      65     Director
         Stephen J. DeNelsky.........................      33     Director

         Frederick L. Fine, age 42, is a founder of InfoCure and currently serves as our Chairman of the Board and senior advisor. He has served as a director of InfoCure since its inception. Mr. Fine served as President and Chief Executive Officer of InfoCure from July 1997 until March 2001. Mr. Fine served as president of American Medcare from 1995 to 1997 and as president of International Computer Solutions, a subsidiary of American Medcare, from 1994 to 1997. From 1993 to 1995, Mr. Fine served as executive vice president of American Medcare, and from 1985 to 1994 served as executive vice president of International Computer Solutions, which he co-founded in 1985. From 1991 to 1993, Mr. Fine served as vice president of Newport Capital, Inc., predecessor to American Medcare. From 1983 to 1985, Mr. Fine was associated with Informatics General Corporation, a supplier of accounting software, and from 1981 to 1983 was associated with Moore Business Systems, a division of Moore Corporation Ltd., a provider of practice management systems.

         Joseph M. Walsh, age 41, has served as President and Chief Executive Officer and as a director of InfoCure since March 2001. From April 2000 until March 2001, Mr. Walsh served as president of InfoCure's VitalWorks division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a healthcare practice management company specializing in oral and maxillofacial and plastic surgery practices. InfoCure acquired Micro-Designs in 1998.

         Stephen N. Kahane, M.D., M.S., age 43, has served as Vice Chairman and Chief Strategy Officer and as a director of InfoCure since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of E-Health for InfoCure and then as Chief Strategy Officer of InfoCure's VitalWorks division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. Datamedic was acquired by InfoCure in 1999. From October 1988 to October 1996, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

         Michael A. Manto, age 42, has served as Executive Vice President and as a director of InfoCure since March 2001. From July 2000 until March 2001, he served as Executive Vice President of InfoCure's VitalWorks division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto, a certified public accountant, worked at Ernst & Young LLP.

         Kenneth R. Adams, age 65, has served as a director of InfoCure since March 2001. From 1984 until his retirement in 1998, Mr. Adams served in various capacities with SunGard Data Systems Inc., a provider of integrated information technology solutions to the financial services industry. From October 1988 until December 1995, Mr. Adams was chairman and chief executive officer of the SunGard Disaster Recovery business unit, and from January 1996 until December 1998, Mr. Adams served as chief executive officer of SunGard Healthcare Systems Inc.

         Stephen J. DeNelsky, age 33, has served as a director of InfoCure since March 2001. In December 2000, he founded Sapphire Capital Management LLC, a New York-based investment fund, and he currently serves as its managing partner. From June 1999 until December 2000, Mr. DeNelsky was a senior research analyst at Credit Suisse First Boston's Health Care Equity Research Group, covering primarily the healthcare information technology and e-health sectors. From January 1996 to June 1999, Mr. DeNelsky occupied senior research analyst positions at Deutsche Banc Alex. Brown, ING Barings Furman Selz and McDonald & Company Securities.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the directors, executive officers and the holders of more than 10% of InfoCure's common stock to file with the SEC initial reports of ownership of InfoCure's common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of reports filed by reporting persons or written representations from certain reporting persons that no Form 5 filing was required for such person, we believe that during fiscal year 2000, all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth information regarding total compensation paid by InfoCure for services rendered by our Chief Executive Officer and our other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 during 2000 (collectively, the "Named Executive Officers"). The individuals listed in the table held their positions at December 31, 2000. In connection with the PracticeWorks Spin-Off, Messrs. Perlman, Price and Cochran resigned as executive officers of InfoCure to take executive positions at PracticeWorks, and Mr. Fine resigned as our Chief Executive Officer and President. Mr. Fine continues to serve as our Chairman of the Board.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION           OTHER           RESTRICTED      SECURITIES
           NAME AND       FISCAL                               ANNUAL             STOCK          UNDERLYING       ALL OTHER
   PRINCIPAL POSITION      YEAR  SALARY($)  BONUS($)     COMPENSATION($)(1)   AWARDS($)(2)       OPTIONS (#)   COMPENSATION($)(3)


Frederick L. Fine           2000  $ 145,833    $ 4,000      $  -----            $  -----         1,200,200        $  9,350
 Chief Executive Officer    1999    125,000     19,500         15,683              -----           440,200           9,621
 and President              1998    124,000     33,333         16,911            428,750           350,200           9,600

Richard E. Perlman(4)       2000    215,833      -----          -----              -----         1,200,100           -----
 Chairman of the Board      1999    120,000     23,500         17,380              -----           440,100           4,000
 and Treasurer              1998    120,000     33,333          -----            367,500           320,000           -----

James K. Price(4)           2000    209,375      4,000          -----              -----         1,200,200           9,600
 Executive Vice President   1999    125,000     19,500         19,452              -----           440,200           9,600
 and Secretary              1998    125,000     33,333         19,270            367,500           320,200           -----

James A. Cochran(4)(5)      2000    145,334     25,000         18,000              -----           250,100           -----
 Senior Vice President -    1999     52,083      -----          7,500              -----           300,000           -----
 Finance and Chief
 Financial Officer


     (1) The amounts presented for 2000 include an automobile allowance for the use of a vehicle in the amount of $12,000 and compensation for business expenses in the amount of $6,000 for Mr. Cochran. The amounts presented for 1999 include an automobile allowance for the use of a vehicle in the amount of $9,683 for Mr. Fine, $11,380 for Mr. Perlman, $13,452 for Mr. Price and $5,000 for Mr. Cochran and compensation for business expenses in the amount of $6,000 for each of Messrs. Fine, Perlman and Price and $2,500 for Mr. Cochran. The amounts presented for 1998 include an automobile allowance for the use of a vehicle in the amount of $10,911 for Mr. Fine and $13,270 for Mr. Price and compensation for business expenses in the amount of $6,000 for Messrs. Fine and Price. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Mr. Perlman in fiscal years 1998 and 2000 and Messrs. Price and Fine in 2000 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for Messrs. Perlman, Price and Fine for such years.

     (2) The amounts presented represent the value on the date of grant of restricted stock awards of 70,000 shares to Mr. Fine, 60,000 shares to Mr. Perlman and 60,000 shares to Mr. Price, calculated based on the closing price of InfoCure's common stock as reported on The Nasdaq National Market on the date of grant. One-half of the shares awarded to Messrs. Fine, Perlman and Price vested in the first quarter of 1999, and the remaining shares vested in the third quarter of 1999. In January 1999, InfoCure entered into agreements with each of Messrs. Fine, Perlman and Price pursuant to which the benefit of the restricted stock awards was credited to a deferred compensation arrangement upon vesting of the restricted stock. The value of the restricted stock awards as of December 29, 2000, calculated as of the closing price for our common stock on such date, was $262,500 for Mr. Fine and $225,000 for each of Messrs. Perlman and Price.

     (3) The amounts presented represent InfoCure's contribution to the 401(k) savings plan.

     (4) In connection with the PracticeWorks Spin-Off, these individuals' options converted into options to acquire shares of PracticeWorks common stock.

     (5)   Mr. Cochran joined InfoCure in August 1999.


         Option Grants in Last Fiscal Year. The following table contains information concerning the stock option grants made to the Named Executive Officers during 2000. The amounts shown for potential realizable values are based upon assumed annualized rates of InfoCure stock price appreciation of 5% and 10% over the full ten-year term (or shorter term) of the options, as required by the Securities and

Exchange Commission, and are not intended to represent or forecast possible future appreciation, if any, of the price of InfoCure common stock. In connection with the PracticeWorks Spin-Off, the terms of the options granted to Mr. Fine were adjusted in the manner described in the footnotes to the table. The options granted to the other individuals were converted into options to purchase shares of PracticeWorks common stock.

                                INDIVIDUAL GRANTS

                                                                                           POTENTIAL REALIZABLE VALUE AT
                                                                                                      ASSUMED
                          NUMBER OF                                                                ANNUAL RATES OF
                         SECURITIES         % OF TOTAL                                               STOCK PRICE
                         UNDERLYING           OPTIONS         EXERCISE                              APPRECIATION
                           OPTIONS          GRANTED TO         PRICE         EXPIRATION            FOR OPTION TERM
        NAME             GRANTED (#)         EMPLOYEES     PER SHARE($/SH)      DATE          5%($)            10%($)

Frederick L. Fine               200(1)            *  %        $   31.19        01/01/10    $   3,923.04    $   9,941.77
                          1,200,000(2)         10.0                4.44        08/21/10    3,350,750.57    8,491,459.83

Richard E. Perlman              100               *               31.19        01/01/10        1,961.52        4,970.88
                          1,200,000            10.0                4.44        08/21/10    3,350,750.57    8,491,459.83

James K. Price                  200               *               31.19        01/01/10        3,923.04        9,941.77
                          1,200,000            10.0                4.44        08/21/10    3,350,750.57    8,491,459.83

James A. Cochran                100               *                5.50        08/02/10          345.89          876.56
                            250,000             2.1                4.44        08/21/10      698,073.04    1,769,054.13


      *   Less than one percent.

     (1) In connection with the PracticeWorks Spin-Off, these options were converted into options to purchase 423 shares of InfoCure common stock at an exercise price of $14.74. The expiration date remained the same, and the potential realizable value of such options remained substantially the same.

     (2) In connection with the PracticeWorks Spin-Off, these options were converted into options to purchase 2,540,004 shares of InfoCure common stock at an exercise price of $2.10. These options represent 21.3% of total options granted to employees after the PracticeWorks Spin-Off. The expiration date remained the same, and the potential realizable value of such options remained substantially the same.


         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table. Shown below is information with respect to the number of InfoCure shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2000 for the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2000 and the aggregate gains that would have been realized had these options been exercised on December 31, 2000, even though these options were not exercised, and the unexercisable options could not have been exercised at that time. In connection with the PracticeWorks Spin-Off, the unexercised options held by Mr. Fine were adjusted in the manner described in the footnotes to the table. The options held by the other individuals were converted into options to purchase shares of PracticeWorks common stock.

                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN
                         SHARES                         UNDERLYING UNEXERCISED             THE MONEY OPTIONS AT
                       ACQUIRED ON      VALUE       OPTIONS AT FISCAL YEAR END (#)       FISCAL YEAR END ($) (1)
NAME                  EXERCISE (#)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                  ------------   ------------   -----------     -------------     -----------     -------------
Frederick L. Fine(2)    446,618     $   3,806,291       270,650         1,633,732      $  101,892       $  173,262
Richard E. Perlman      416,618         2,996,316       133,381         1,650,200          18,670           77,151
James K. Price          416,618         2,996,316       110,000         1,533,000           -----            1,915
James A. Cochran          -----             -----        75,000           475,100           -----            -----

     (1) The closing price for our common stock as reported by The Nasdaq Stock Market on December 29, 2000 was $3.75. The value is calculated on the basis of the difference between the option exercise price and $3.75, multiplied by the shares of common stock underlying the option.

     (2) In connection with the PracticeWorks Spin-Off, Mr. Fine's exercisable options and unexercisable options were converted into options to acquire 572,876 and 3,458,071 shares, respectively, of InfoCure common stock.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

         The following are descriptions of the employment and change of control arrangements with individuals who were our Named Executive Officers prior to the PracticeWorks Spin-Off. In connection with the PracticeWorks Spin-Off, Messrs. Price, Perlman and Cochran resigned as executive officers of InfoCure to take executive positions at PracticeWorks, and Mr. Fine resigned as our Chief Executive Officer and President. Mr. Fine continues to serve as our Chairman of the Board.

         InfoCure entered into a four-year employment agreement with Frederick
L. Fine in July 1998, and amended this agreement in June 1999. The agreement, as amended, provided for an initial annual base salary of $125,000 and a severance payment equal to three times the then-current annual base salary rate upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, the agreement, as amended, provided for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that InfoCure meets certain earnings thresholds and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. The agreement, as amended, provided for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement, as amended, provided for an additional gross-up payment to be made to Mr. Fine in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Fine would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Mr. Fine was able to participate in InfoCure's employee benefit programs. In November 2000, InfoCure and Mr. Fine agreed to mutually terminate the foregoing agreement, as amended, and entered into a new four-year employment agreement. The terms of the new agreement are substantially similar to the terms of the prior agreement, except that Mr. Fine is to receive an annual base salary of $250,000 and is eligible to receive a cash bonus identical to the cash bonus awarded to our President and/or Chief Executive Officer. The nonqualified option to be granted under this agreement shall vest generally over three years. The agreement also provides that during the term of the agreement, Mr. Fine shall own or have the right to purchase an aggregate number of shares of InfoCure's common stock which is not less than 3% of the then-outstanding shares of common stock (on an as-converted basis).

         InfoCure entered into a four-year employment agreement with James K. Price in July 1998, and amended this agreement in June 1999. The agreement, as amended, provided for an initial annual base salary of $125,000 and a severance payment equal to three times the then-current annual base salary rate upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, the agreement, as amended, provided for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that InfoCure meets certain earnings thresholds and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. The agreement, as amended, provided for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement, as amended, provided for an additional gross-up payment to be made to Mr. Price in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Price would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Mr. Price was able to participate in InfoCure's employee benefit programs. This agreement, as amended, was terminated in connection with the PracticeWorks Spin-Off.

         InfoCure entered into a four-year employment agreement with Richard E. Perlman in January 1998, and amended the agreement in June 1999. The agreement, as amended, provided for an annual base salary of $120,000 and a severance payment equal to three times the then-current annual base salary rate upon termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. Under the agreement, as amended, Mr. Perlman was eligible to receive incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event InfoCure met certain earnings thresholds and a nonqualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. The agreement, as amended, provided for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement, as amended, provided for an additional gross-up payment to be made to Mr. Perlman in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Perlman would be subject to an excise tax under
Section 4999 of the Internal Revenue Code of 1986, as amended. In addition, Mr. Perlman was able to participate in InfoCure's employee benefit programs. This agreement, as amended, was terminated in connection with the PracticeWorks Spin-Off.

         In August 1999, InfoCure entered into a three-year employment agreement with James A. Cochran that provided for an annual base salary of $125,000 and a severance payment equal to three times the then current annual base salary rate upon termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. Under the agreement, Mr. Cochran was eligible to receive incentive compensation pursuant to a program established by the Board of Directors and a nonqualified option to purchase shares of InfoCure's common stock at fair market value, vesting over four years. In addition, Mr. Cochran was able to participate in InfoCure's employee benefit programs. This agreement was terminated in connection with the PracticeWorks Spin-Off.

         The following are descriptions of the employment and change of control arrangements made with persons serving as executive officers of InfoCure following the PracticeWorks Spin-Off:

         InfoCure entered into a four-year employment agreement with Joseph M. Walsh on July 24, 2000. The agreement provides for an initial annual base salary of $250,000 and a severance payment equal to three times the then-current annual base salary rate and a pro-rated annual bonus upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that certain performance goals are met and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, generally vesting over three years. Further, the agreement provides that during the term of the agreement, Mr. Walsh shall own or have the right to purchase an aggregate number of shares of InfoCure's common stock which is not less than 3% of the then-outstanding shares of common stock (on an as-converted basis). The agreement provides for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement provides for an additional gross-up payment to be made to Mr. Walsh in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Walsh would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Mr. Walsh is able to participate in InfoCure's employee benefit programs.

         InfoCure entered into a four-year employment agreement with Stephen N. Kahane on July 24, 2000. The agreement provides for an initial annual base salary of $190,000 and a severance payment equal to three times the then-current annual base salary rate upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, generally vesting over three years. Further, the agreement provides for a cash bonus of $120,000 for the year ended December 31, 2000, and thereafter, a cash bonus payment as determined by the Chief Executive Officer and/or the Compensation Committee. The agreement provides for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement provides for an additional gross-up payment to be made to Dr. Kahane in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Dr. Kahane would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Dr. Kahane is able to participate in InfoCure's employee benefit programs.

         InfoCure entered into a four-year employment agreement with Michael A. Manto on July 24, 2000. The agreement provides for an initial annual base salary of $190,000 and a severance payment equal to three times the then-current annual base salary rate and a pro-rated annual bonus upon the termination of employment by InfoCure without cause or a voluntary termination in the event of a change of control of InfoCure. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that that certain performance goals are met and a non-qualified option to purchase shares of InfoCure's common stock at fair market value, generally vesting over three years. Further, the agreement provides that during the term of the agreement, Mr. Manto shall own or have the right to purchase an aggregate number of shares of InfoCure's common stock which is not less than 2% of the then-outstanding shares of common stock (on an as-converted basis). The agreement provides for 100% vesting of all outstanding stock options upon a change of control of InfoCure. The agreement provides for an additional gross-up payment to be made to Mr. Manto in the event that, upon a change in the ownership or effective control of InfoCure or in the ownership of a substantial portion of the assets of InfoCure, any payments to Mr. Manto would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. Mr. Manto is able to participate in InfoCure's employee benefit programs.


COMPENSATION OF DIRECTORS

         We compensate our independent directors through the InfoCure Corporation Directors Stock Option Plan, adopted by our directors and approved by our stockholders in June 1998. The Directors Stock Option Plan provides to each director who is not an employee of InfoCure or its subsidiaries, at the time he or she is first appointed or elected to the Board of Directors, an option to purchase 10,000 shares of common stock. On each anniversary of such director's service on the board, each non-employee director receives annual grants of options to purchase 2,500 shares of common stock. The Directors Stock Option Plan also allows the Compensation Committee of the Board of Directors to make additional grants of options to non-employee directors. All options granted under the Directors Stock Option Plan vest at a rate of 50% upon completion of one year of service as a director after the date of grant and 50% upon completion of the second year of service as a director after the date of grant. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the Board of Directors, the Directors Stock Option Plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. As of December 31, 2000, there were 200,000 shares of common stock reserved for issuance under the Directors Stock Option Plan, and as of March 6, 2001, there were 423,334 shares of common stock reserved for issuance under such plan. As of December 31, 2000, options to acquire 70,000 shares of our common stock had been granted pursuant to the Directors Stock Option Plan at a weighted average exercise price of $8.94 per share. In connection with the PracticeWorks Spin-Off, these options were converted into options to purchase shares of PracticeWorks common stock. As of March 7, 2001, options to acquire 40,000 shares of our common stock were granted to our new non-employee directors pursuant to the Directors Stock Option Plan at an exercise price of $1.88 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, the Compensation Committee consisted of James D. Elliott and Raymond H. Welsh, our independent directors. Neither Mr. Elliott nor Mr. Welsh has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

         None of the Company's executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of our outstanding common stock as of March 31, 2001 by:

     - each stockholder that we know is the beneficial owner of more than 5% of our common stock;
     -    each of our directors;
     -    each individual named in the Summary Compensation Table; and
     -    all directors and current executive officers as a group.

         Information with respect to "beneficial ownership" shown in the table below is based on information supplied by the respective beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned by a particular beneficial owner, the shares of common stock deemed outstanding include 37,167,352 shares outstanding as of March 31, 2001, plus all common stock issuable on exercise of options within 60 days of March 31, 2001 held by the particular beneficial owner ("Presently Exercisable Options"). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the mailing address of each beneficial owner is c/o InfoCure Corporation, 239 Ethan Allen Parkway, Ridgefield, Connecticut 06877.

                                                                        SHARES                   PERCENTAGE
                                                                     BENEFICIALLY               BENEFICIALLY
     NAME OF BENEFICIAL OWNER                                           OWNED                      OWNED
     ------------------------                                           -----                      -----
     WebMD Corporation(1)                                               1,929,012                       5.2%
     Frederick L. Fine(2)                                               2,364,284                       6.2
     Richard E. Perlman(3)                                              1,058,452                       2.8
     James K. Price(3)                                                  1,333,752                       3.6
     James A. Cochran(3)                                                    1,060                         *
     Joseph M. Walsh(4)                                                 1,054,501                       2.8
     Stephen N. Kahane, M.D.(5)                                           609,408                       1.6
     Michael A. Manto(6)                                                  398,437                       1.1
     Kenneth R. Adams                                                      44,000                         *
     Stephen J. DeNelsky                                                   36,700                         *
     All directors and current executive officers as a group            4,596,330                      11.5
     (9 persons)(7)

      *   Less than one percent.

     (1) Based solely upon the Schedule 13G filed by WebMD Corporation on February 14, 2001. The mailing address for WebMD is River Drive Center 2, 669 River Drive, Elmwood Park, New Jersey 07407-1361.

     (2) Includes options to purchase 996,208 shares of our common stock and 9,544 shares held in a trust for the benefit of Mr. Fine's children and a charitable trust over which he has sole voting and investment control.

     (3) In connection with the PracticeWorks Spin-Off, Messrs. Perlman, Price and Cochran resigned from their positions at InfoCure to take executive positions at PracticeWorks. The mailing address for Messrs. Perlman, Price and Cochran is c/o PracticeWorks, Inc., 1765 The Exchange, Suite 200, Atlanta, Georgia 30339.

     (4)  Includes options to purchase 635,001 shares of our common stock.

     (5)  Includes options to purchase 563,086 shares of our common stock.

     (6)  Includes options to purchase 396,875 shares of our common stock.

     (7)  Includes options to purchase 2,680,070 shares of our common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         InfoCure and WebMD Corporation, formerly Healtheon/WebMD Corporation ("WebMD"), entered into a Letter Agreement on February 11, 2000 (the "Letter Agreement") providing for, among other things, WebMD's $10 million contribution to InfoCure in exchange for 400,000 shares of convertible redeemable preferred stock in InfoCure's VitalWorks subsidiary. In connection with this Letter Agreement, InfoCure and WebMD entered into a Marketing Agreement. The Letter Agreement also contemplated the investment of an additional $90 million upon completion of an initial public offering of the VitalWorks subsidiary, subject to regulatory approval and approval of both companies' board of directors. Subsequently, InfoCure cancelled its previously announced plans to conduct an initial public offering of the VitalWorks subsidiary. The terms of the agreement with WebMD provided that because the initial public offering of the VitalWorks subsidiary was not completed by November 11, 2000: (i) the initial $10 million in Series A Preferred Stock of the VitalWorks subsidiary is exchangeable, at WebMD's option, into InfoCure's common stock at a per share conversion price equal to the average closing price of

InfoCure's common stock for the twenty trading days immediately prior to the ninth month anniversary of the agreement, equal to 1,929,012 shares of InfoCure common stock, representing approximately 5.0% of InfoCure's issued and outstanding shares, and (ii) WebMD is no longer obligated to make the additional $90 million investment contemplated by the agreement. On March 8, 2001, InfoCure filed a lawsuit against WebMD with respect to certain disputes arising in connection with the Marketing Agreement. See Item 3 of this Annual Report on Form 10-K for further discussions of this lawsuit.

         On June 30, 2000, Mr. Fine borrowed $3,115,716.37 from the Company in the form of a promissory note. As of December 31, 2000, none of the principal had been repaid, and accrued interest approximating $156,000 was due. The note was subsequently amended on March 5, 2001. The note, as amended, bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due December 31, 2001.

         On June 30, 2000, Mr. Perlman borrowed $1,449,049 from the Company in the form of a promissory note. As of December 31, 2000, none of the principal had been repaid, and accrued interest approximating $72,000 was due. The note was subsequently amended on March 5, 2001. The note, as amended, bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due December 31, 2001.

         On June 30, 2000, Mr. Price borrowed $673,144 from the Company in the form of a promissory note. As of December 31, 2000, none of the principal had been repaid, and accrued interest approximating $34,000 was due. The note was subsequently amended on March 5, 2001. The note, as amended, bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due December 31, 2001.

           On June 30, 2000, the Company received a note receivable from Mr. Fine in an amount of $2,691,882.25 in connection with Mr. Fine's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due June 30, 2002. As of December 31, 2000, the accrued interest on the note was approximately $136,000. As of April 25, 2001, the Company renegotiated the note with Mr. Fine to provide for extending the maturity date and waiving interest after April 1, 2001 in exchange for Mr. Fine's placing certain shares of InfoCure common stock as security for both loans with the Company.

         On June 30, 2000, the Company received a note receivable from Mr. Price in an amount of $2,122,800 in connection with Mr. Price's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due June 30, 2002. As of December 31, 2000, the accrued interest on the note was approximately $106,000. As of this date the Company is close to renegotiating the note with Mr. Price to provide for extending the maturity date and waiving interest after April 1, 2001 in exchange for Mr. Price's placing certain shares of InfoCure common stock as security for both loans with the Company.

         On June 30, 2000, the Company received a note receivable from Mr. Perlman in an amount of $2,122,800 in connection with Mr. Perlman's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% (10.00% as of December 31, 2000) per annum and is due June 30, 2002. As of December 31, 2000, the accrued interest on the note was approximately $106,000. As of this date, the Company is close to renegotiating the note with Mr. Perlman to provide for extending the maturity date and waiving interest after April 1, 2001 in exchange for Mr. Perlman's placing certain shares of InfoCure common stock as security for both loans with the Company.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INFOCURE CORPORATION

                                     By: /s/ Joseph M. Walsh
                                         ___________________________________
Date:  April 30, 2001                    Joseph M. Walsh
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2001.

SIGNATURE                                          TITLE


          _________________*__________________     Chairman of
                   Frederick L. Fine               the Board


          _________________*__________________     Chief Executive Officer,
                    Joseph M. Walsh                President and Director

          _________________*__________________     Vice Chairman, Chief Strategy
              Stephen N. Kahane, M.D., M.S.        Officer and Director

          _________________*__________________     Executive Vice President and
                    Michael A. Manto               Director

          _________________*__________________     Principal Accounting and
                    James A. Cochran               Financial Officer

          _________________*__________________     Director
                  Stephen J. DeNelsky

          _________________*__________________     Director
                    Kenneth R. Adams

* By:  /s/ Joseph M. Walsh
       ________________________________
       Joseph M. Walsh
       Attorney-in-Fact