Form 10-Q
period 2001-03-31
INFOCURE CORP
filed 2001-05-16
CIK 1028584

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------


                        --------------------------------


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


                  239 ETHAN ALLEN HIGHWAY, RIDGEFIELD, CT 06877
          (Address of principal executive offices, including zip code)

                                 (203) 894-1300
              (Registrant's telephone number, including area code)


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

As of May 11, 2001, there were 37,167,720 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                              INFOCURE CORPORATION

                                    FORM 10-Q

--------------------------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet--
     March 31, 2001 and December 31, 2000...................................2

   Condensed Consolidated Statement of Operations--
     Three Months Ended March 31, 2001 and 2000.............................3

   Condensed Consolidated Statement of Cash Flows--
     Three Months Ended March 31, 2001 and 2000.............................4

   Notes to Condensed Consolidated Financial Statements--
     March 31, 2001.........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........15


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................16

Item 6. Exhibits and Reports on Form 8-K...................................18

SIGNATURES.................................................................19





   For further information, refer to the InfoCure Corporation annual report on
                       Form 10-K filed on April 2, 2001.

INFOCURE AND VITALWORKS ARE REGISTERED TRADEMARKS OF INFOCURE CORPORATION. ALL OTHER TRADEMARKS AND COMPANY NAMES MENTIONED ARE THE PROPERTY OF THEIR
                               RESPECTIVE OWNERS.

                              InfoCure Corporation
                      Condensed Consolidated Balance Sheet
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2001          2000
                                                                                -----------------------
ASSETS                                                                          (UNAUDITED)     (NOTE)
Current assets:
   Cash and cash equivalents                                                     $   7,127    $   5,969
   Accounts receivable - net of allowances of $1,652 and $1,936                     10,347       11,199
   Other receivables                                                                 1,365        1,332
   Inventory                                                                           634          639
   Deferred income taxes                                                             3,876        3,859
   Prepaid expenses and other current assets                                           806          629
                                                                                -----------------------
TOTAL CURRENT ASSETS                                                                24,155       23,627
Property and equipment - at cost, less accumulated depreciation and
   amortization of $6,199 and $9,175                                                17,416       19,291
Goodwill - at cost, less accumulated amortization of $38,509
   and $32,763                                                                      37,645       43,390
Product development and financing costs - at cost, less accumulated
   amortization of $358 and $267                                                     1,702        1,041
Deferred income taxes                                                               22,858       23,056
Other assets                                                                           510          419
Net noncurrent assets of discontinued operations                                                 33,001
                                                                                -----------------------
Total assets                                                                     $ 104,286    $ 143,825
                                                                                =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                                              $   4,611    $   4,532
   Accrued expenses                                                                 11,532       10,802
   Accrued restructuring costs                                                       5,874        6,834
   Deferred revenue                                                                  7,088        6,704
   Current portion of long-term debt                                                 4,128        2,727
   Net current liabilities of discontinued operations                                             3,172
                                                                                -----------------------
TOTAL CURRENT LIABILITIES                                                           33,233       34,771


   Long-term debt                                                                   34,996       35,057
   Other liabilities, primarily deferred gain on sale of assets                      5,229        5,547

Convertible, redeemable preferred stock issuable                                                 10,000
Contingencies - Note E
Stockholders' equity:
   Common stock $.001 par value; 200,000,000 shares authorized; and 37,167,352
     and 34,236,235 shares issued and outstanding                                       37           34
   Additional paid-in capital                                                      189,390      203,959
   Notes receivable from director and former directors - net of allowance of
     $6,000 in 2001                                                                 (6,431)     (12,431)
   Accumulated deficit                                                            (151,699)    (132,643)
   Treasury stock, at cost, 125,000 shares                                            (469)        (469)
                                                                                -----------------------
TOTAL STOCKHOLDERS' EQUITY                                                          30,828       58,450
                                                                                -----------------------
Total liabilities and stockholders' equity                                       $ 104,286    $ 143,825
                                                                                =======================



Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date; certain amounts have been reclassified to conform to the 2001 presentation.

                            SEE ACCOMPANYING NOTES.

                              InfoCure Corporation
           Condensed Consolidated Statement of Operations (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     2001        2000
                                                  ----------------------
REVENUES
   Software licenses and system sales              $  4,553    $  6,628
   Maintenance and services                          20,865      19,271
                                                  ----------------------
Total revenues                                       25,418      25,899
                                                  ----------------------

COSTS AND EXPENSES
Cost of revenues:
   Software licenses and system sales                 1,220       2,339
   Maintenance and services                           5,350       4,288
Selling, general and administrative                  15,544      19,133
Research and development                              2,065       4,255
Depreciation and amortization                         6,707       6,757
Nonrecurring costs, primarily provision
    for notes receivable                              7,747
Restructuring costs                                                 426
                                                  ----------------------
                                                     38,633      37,198
                                                  ----------------------
OPERATING LOSS                                      (13,215)    (11,299)
Interest expense, net                                  (822)       (847)
Gain on sale of assets                                  365
                                                  ----------------------
LOSS FROM CONTINUING OPERATIONS, BEFORE
    INCOME TAXES                                    (13,672)    (12,146)
Income tax benefit                                               (3,923)
                                                  ----------------------
LOSS FROM CONTINUING OPERATIONS                     (13,672)     (8,223)
Loss from discontinued operations, net of income
    tax benefit of $1,502 in 2000                    (5,384)     (2,958)
                                                  ----------------------
NET LOSS                                           $(19,056)   $(11,181)
                                                  ======================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
   Continuing operations                           $  (0.39)   $  (0.25)
   Discontinued operations                            (0.15)      (0.09)
                                                  ----------------------
                                                   $  (0.54)   $  (0.34)
                                                  ======================
AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted                                 35,406      32,773


                             SEE ACCOMPANYING NOTES.

                              InfoCure Corporation
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 2001         2000
                                                                              ----------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                $  2,483    $ (7,368)

INVESTING ACTIVITIES
   Property and equipment expenditures                                             (288)     (2,299)
   Product development and financing expenditures                                  (521)       (276)
   Net cash advances to PracticeWorks (discontinued operations)                    (344)     (4,705)
   Other                                                                            (91)       (113)
                                                                              ----------------------
Cash used in investing activities                                                (1,244)     (7,393)
                                                                              ----------------------

FINANCING ACTIVITIES
   Principal payments on long-term debt                                            (126)       (351)
   Borrowings under credit facility and other long-term debt                                  4,308
   Proceeds from convertible, redeemable preferred stock issuable                            10,000
   Exercise of stock options by employees                                            45         883
                                                                              ----------------------
Cash (used in) provided by financing activities                                     (81)     14,840
                                                                              ----------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             1,158          79
Cash and cash equivalents at beginning of period                                  5,969      14,309
                                                                              ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  7,127    $ 14,388
                                                                              ======================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Income taxes                                                                          $    501
     Interest                                                                  $     41         407


                             SEE ACCOMPANYING NOTES.

                              InfoCure Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


A. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the InfoCure Corporation (the "Company" or "InfoCure") annual report on Form 10-K filed on April 2, 2001. The statements of operations and cash flows for the three-month period ended March 31, 2000 have been derived from the Company's consolidated financial statements as reported on Form 10-Q for the quarterly period ended March 31, 2000.

B. DISCONTINUED OPERATIONS

         On March 5, 2001 (the "Distribution Date"), InfoCure completed the distribution of the common stock of its dental business subsidiary, PracticeWorks, Inc. ("PracticeWorks" or "Division"), to its stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend (the "Distribution" or "Spin-Off"), of all of the issued and outstanding shares of PracticeWorks common stock to InfoCure's stockholders resulting in PracticeWorks being an independent, publicly traded company. Immediately prior to the Distribution, InfoCure transferred to PracticeWorks, Inc. the Division's assets and liabilities and, thereby, distributed $26.6 million of net assets in connection with the Spin-Off. Accordingly, the accompanying consolidated financial statements reflect the assets, liabilities, net equity and results of operations of PracticeWorks as discontinued operations. For the quarters ended March 31, 2001 and 2000, revenues included in the loss from discontinued operations were $6.6 million and $9.8 million, respectively.

C. EARNINGS PER SHARE

         Because their effect would be antidilutive, stock option and warrant rights (for up to 17.6 million common shares) were excluded from the diluted earnings per share calculation for the three-month period ended March 31, 2001.

D. COMPREHENSIVE INCOME

         Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net loss.

E. CONTINGENT MATTERS

         From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below related to individuals who sold their businesses to the Company in exchange for shares of InfoCure common stock, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

         On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. On InfoCure's motion, this case was

                              InfoCure Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to affect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter.

         On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. On InfoCure's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Habermeier v. InfoCure Corporation, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.7 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Runde v. InfoCure Corporation, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Weintraub v. InfoCure Corporation, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On January 2, 2001, a lawsuit styled Gary Weiner, et al. v. InfoCure Corporation et al., was filed in the United States District Court in and for the Northern District of Georgia. The complaint alleges securities law violations, breach of contract, and breach of fiduciary duties owed to the plaintiff as a stockholder of the Company. The complaint seeks approximately $3.4 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         The InfoCure defendants filed motions to dismiss certain of the tort and contract claims in these cases subsequent to December 31, 2000. The Court ultimately dismissed certain tort claims against the individual defendants to the actions and granted the plaintiffs leave to amend their claims for securities law violations. The above cases have been consolidated for discovery purposes and the parties have recently begun discovery in the case.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         Management believes that it has meritorious defenses in each of the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular quarterly period.

         On March 8, 2001, InfoCure Corporation, filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay InfoCure rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of InfoCure; and allegedly false and damaging statements made by WebMD representatives about InfoCure, among other alleged wrongful conduct. InfoCure seeks money damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. Additionally, InfoCure asked for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due InfoCure; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of InfoCure previously issued to WebMD.

F. RESTRUCTURING AND NONRECURRING COSTS

         On August 1, 2000, InfoCure announced its plans to restructure its operations through a plan of employee reductions and consolidation of existing facilities. In the third and fourth quarters of 2000, the Company closed or consolidated 14 facilities and terminated approximately 400 employees. The terminated office leases have various expiration dates through 2006 and the other costs will be substantially paid in the first half of 2001.

                              InfoCure Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


         The following table sets forth changes in accrued restructuring costs as a result of actions taken to implement the Company's restructuring and reorganization plan during the three-month period ended March 31, 2001 (IN THOUSANDS):
                                                        COSTS
                                                       APPLIED
                                        Balance at     AGAINST      BALANCE AT
                                    December 31, 2000  ACCRUAL    MARCH 31, 2001
--------------------------------------------------------------------------------
Facility closure and consolidation        $4,603      $   (251)       $4,352
Employee severance and
  other termination benefits               2,231          (709)        1,522
--------------------------------------------------------------------------------
     Total                                $6,834      $   (960)       $5,874
--------------------------------------------------------------------------------

         The Company incurred nonrecurring charges to operations of $7.7 million. These charges included a $6 million provision for notes receivable (see Note H), $.9 million for unused financing and retention bonuses of $.4 million for terminated employees. Included in accrued expenses at March 31, 2001 are unpaid costs of $1.3 million relating to the retention bonuses and unused financing.

G. LONG-TERM DEBT

         As of March 31, 2001, maturities of long-term debt, including capital leases, are as follows (IN MILLIONS): $3.6 million in 2001, $6.9 million in 2002, $22.4 million in 2003 and $6.2 million in 2004.

H. STOCKHOLDERS' EQUITY

         In June 2000, inside directors of InfoCure borrowed $11.8 million from the Company in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. At March 31, 2001, the December Notes and the June Notes totaled $6.9 million and $5.5 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes. At the same time, the Company ceased accruing interest on the Notes. Management intends to continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

         In the quarter ended March 31, 2001, WebMD Corporation converted its rights to preferred stock of a wholly owned subsidiary of the Company into 1,929,012 shares of InfoCure common stock. The shares were issued on March 2, 2001.

         InfoCure has committed to issue approximately 900,000 shares of its common stock to the shareholders of Medical Dynamics, Inc. as partial consideration for a pending acquisition of Medical Dynamics, Inc. entered into by InfoCure that will be entirely attributed to PracticeWorks. The issuance of InfoCure shares will be recorded as an additional equity distribution to PracticeWorks representing the substance of the transaction as originally contemplated.

I. EQUITY FINANCING AGREEMENT

         On August 1, 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. whereby it has the right to make periodic sales to an institutional investor (the "Equity

                              InfoCure Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


Investor") of up to an aggregate of $60.0 million of its common stock through December 1, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee of $750,000 and grant 125,000 warrants to the Equity Investor to purchase shares of the Company's common stock if the Company has not sold to the Equity Investor a stated minimum amount ($15.0 million) of its common stock pursuant to the agreement on or before October 1, 2001. The dollar amount that the Company can "Put" to the Equity Investor at one time will be determined in accordance with the terms of the agreement based on the Company's current stock price at the time of the sale. At the Threshold Price (minimum price) of $3.00 per share, $2.5 million may be drawn. For every $2.00 per share increase above the Threshold Price, an additional $1.5 million may be drawn, not to exceed $28 million. The purchase price of the shares of stock will represent a discount of 4.0% to 6.0% from the current stock price at the time of the sale. Although the Equity Investor may resell the stock purchased pursuant to an effective registration statement which the Company will file with the Securities and Exchange Commission, the agreement also requires the Equity Investor to limit certain selling activities. As of March 31, 2001, the Company has not sold any shares under this agreement.

J. SEGMENT INFORMATION

         Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.

         The Company has identified two reportable operating segments based on the criteria of Statement No. 131: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support, training and transaction processing services.

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

         The accompanying statement of operations discloses the financial information of the Company's reportable segments in accordance with Statement No. 131 for the quarters ended March 31, 2001 and 2000.

                              InfoCure Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, uncertainties concerning InfoCure's future capital needs and the ability to obtain capital, and changing economic, political and regulatory influences on the healthcare industry. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements which speak only as of the date hereof. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the Company's most recent annual report on Form 10-K.

OVERVIEW

         The Company is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. InfoCure provides IT-based solutions for general medical practices and has specialty-specific products and services for specialties such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. InfoCure also offers enterprise-level systems designed for large physician groups and networks. InfoCure's wide range of software solutions automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. InfoCure provides its clients with ongoing software, training, electronic data interchange (EDI), and certain Internet-based services.

         Software license fees and system sales are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support, training and transaction processing services.

                              InfoCure Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUES

                                                  First Quarter Ended
March 31,                               2001            CHANGE            2000
--------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Software licenses and system sales    $ 4,553           (31.3)%         $ 6,628
Percentage of total revenues             17.9%                             25.6%
--------------------------------------------------------------------------------
Maintenance and services              $20,865             8.3%          $19,271
Percentage of total revenues             82.1%                             74.4%
--------------------------------------------------------------------------------

         Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume) versus, for example, price decreases. The decrease in revenues reflects the near-term result of management's reorganization and redeployment of the sales force and redirection of its marketing focus. The decline in sales productivity will likely continue through the September 2001 quarter.

         The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base as well as an increase in EDI revenues of $.7 million resulting from an increase in the number of practices using the transaction processing service.

COST OF REVENUES

                                                 First Quarter Ended
March 31,                              2001            CHANGE            2000
--------------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)
Software licenses and system sales    $1,220          (47.8)%           $2,339
Gross profit percentage                 73.2%                             64.7%
--------------------------------------------------------------------------------
Maintenance and services              $5,350           24.8%            $4,288
Gross profit percentage                 74.4%                             77.7%
--------------------------------------------------------------------------------

         Cost of software license and system revenues consist primarily of costs incurred to purchase hardware, third-party software and other items for resale in connection with sales of new systems and software. The decrease in the cost of software license and system revenues principally reflects the decline in software and system sales. The increase in the gross profit percentage was due primarily to a change in product mix resulting in fewer sales of lower margin general medical systems compared to higher margin enterprise and radiology systems.

         Cost of maintenance and service revenues consist primarily of costs of EDI transactions, outsourced hardware maintenance and forms and postage. The increase in the cost of maintenance and service revenues principally reflects the year-over-year increase in maintenance and services revenue. The decrease in the gross profit percentage was due primarily to increased costs associated with EDI services.

                              InfoCure Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OPERATING EXPENSES
                                               First Quarter Ended
March 31,                             2001            CHANGE            2000
-------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
Selling, general and
administrative costs                $15,544         (18.8)%           $19,133
Percentage of total revenues           61.2%                             73.9%
-------------------------------------------------------------------------------
Research and development            $ 2,065         (51.5)%           $ 4,255
Percentage of total revenues            8.1%                             16.4%
-------------------------------------------------------------------------------
Depreciation and amortization       $ 6,707           (.7)%           $ 6,757
Percentage of total revenues           26.4%                             26.1%
-------------------------------------------------------------------------------

         Selling, general and administrative, or SG&A expenses, include salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. The decrease in SG&A expenses is principally related to the savings that resulted from the restructuring plan that was initiated in August 2000. The employee base was reduced to 705 from 1,059 at March 31, 2000.

         The decrease in research and development expenses reflects the reduction in staff that commenced in August 2000 as part of a restructuring plan. In the quarter ended March 31, 2001, the Company capitalized $.5 million of software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of internet-based applications and represented 20.1% of total research and development expenditures. Capitalized software development costs are amortized over the estimated economic life of the products, but generally not more than three years. There were no product development activities that qualified for capitalization in the first quarter of 2000.

         Depreciation and amortization expense remained relatively unchanged year-over-year.

         In the March 2001 quarter, the Company incurred nonrecurring charges to operations of $7.7 million. These charges included a $6 million provision for notes receivable, $.9 million for unused financing and retention bonuses of $.4 million for terminated employees. In June 2000, inside directors of InfoCure borrowed $11.8 million from the Company in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. At March 31, 2001, the December Notes and the June Notes totaled $6.9 million and $5.5 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes. At the same time, the Company ceased accruing interest on the Notes. Management intends to continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.


         In the March 2000 quarter, the Company incurred restructuring costs of $.4 million primarily associated with employee severance, other termination and facility closure costs which were part of the 1999 restructuring plan.

INTEREST EXPENSE, NET

         Interest expense, net, which consists primarily of interest expense incurred in connection with the Company's long-term credit facility, remained relatively unchanged year-over-year.

GAIN ON SALE OF ASSETS

         In the quarter ended March 31, 2001, the Company recognized a gain of approximately $.4 million. This gain relates to the gain on the sale of certain of the Company's medical statement processing assets in August 2000. The gain on the sale totaled approximately $7.3 million

                              InfoCure Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


and is being recognized ratably over the five-year term of the statement and claims processing agreement entered into at the time of the sale.

INCOME TAX BENEFIT

         For the quarter ended March 31, 2001, the Company did not record an income tax provision or benefit. Management has assessed the realizability of the Company's gross deferred tax assets of $48.8 million and determined that a valuation allowance of $21.4 million was necessary as of March 31, 2001 to reduce the gross deferred tax assets to $27.4 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

     o The loss generated during the quarter ended March 31, 2001 was not indicative of the Company's ability to generate future earnings as the results were significantly impacted by the recognition of nonrecurring charges.

     o Management's projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within three to seven years.

         The effective tax rate for continuing operations was 32.3% for the quarter ended March 31, 2000. The Company does not expect to record an income tax provision or benefit for the remainder of 2001.

LOSS FROM DISCONTINUED OPERATIONS

         The loss from discontinued operations was $5.4 million for the first quarter of 2001, compared to $3.0 million in 2000. The discontinued operations represents the results of PracticeWorks for each period presented.


NET LOSS

         As a result of the above factors, InfoCure had a net loss of $19.1 million for the quarter ended March 31, 2001, compared to a net loss of $11.2 million for the corresponding period of 2000.

         To date, the overall impact of inflation on the Company has not been material.


LIQUIDITY AND CAPITAL RESOURCES

         For fiscal years 1998, 1999 and 2000, and for the three months ended March 31, 2001, the Company generated positive cash flow from operations of $5.1 million, $3.4 million, $3.9 million and $2.5 million, respectively. For the three months ended March 31, 2000, the Company used $7.4 million of cash in connection with its operating activities.

         Cash used in investing activities amounted to $1.2 million for the three months ended March 31, 2001, including $.3 million to fund its discontinued operations, $.5 million for software development costs, and $.3 million primarily for the purchases of computer equipment and software.

                              InfoCure Corporation
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Financing activities in the quarter ended March 31, 2001, including stock options exercised by employees and payments of indebtedness, used cash of $.1 million. There were no borrowings under our long-term credit facility in the first quarter of 2001.

         As of March 31, 2001, the Company had cash and cash equivalents of $7.1 million, and $39.1 million of long-term debt.

         The Company believes that its current cash and cash equivalent balances, and the funds it expects to generate from its operations will be sufficient to finance the Company's business for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. We adopted the provisions of SFAS No. 133 on January 1, 2001. Adoption of this new standard did not have an effect on our financial statements.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date for SAB No. 101 is September 1, 2001, however we adopted the provisions of SAB No. 101 in the first quarter of 2000 without a significant impact on our financial position or results of operations.

                              InfoCure Corporation
           Quantitative and Qualitative Disclosures about Market Risk
                                 March 31, 2001


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $35.6 million of our outstanding debt at March 31, 2001 related to long-term indebtedness under our credit facility with FINOVA. We expect interest on the outstanding balance of our credit facility to be charged based on a variable rate related to prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $356,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2001. We do not trade in derivative financial instruments.

                              InfoCure Corporation
                           Part II. Other Information


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below related to individuals who sold their businesses to the Company in exchange for shares of InfoCure common stock, there are no material proceedings to which the Company is a party and management is unaware of any material contemplated actions against the Company.

         On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. On InfoCure's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to affect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter.

         On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. On InfoCure's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Habermeier v. InfoCure Corporation, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.7 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Runde v. InfoCure Corporation, et al., was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On December 28, 2000, a lawsuit styled Weintraub v. InfoCure Corporation, et al. was filed in the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities law violations, breach of contract, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $2.8 million in compensatory

                              InfoCure Corporation
                           Part II. Other Information


damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         On January 2, 2001, a lawsuit styled Gary Weiner, et al. v. InfoCure Corporation et al., was filed in the United States District Court in and for the Northern District of Georgia. The complaint alleges securities law violations, breach of contract, and breach of fiduciary duties owed to the plaintiff as a stockholder of the Company. The complaint seeks approximately $3.4 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         The InfoCure defendants filed motions to dismiss certain of the tort and contract claims in these cases subsequent to December 31, 2000. The Court ultimately dismissed certain tort claims against the individual defendants to the actions and granted the plaintiffs leave to amend their claims for securities law violations. The above cases have been consolidated for discovery purposes and the parties have recently begun discovery in the case.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

         Management believes that it has meritorious defenses in each of the foregoing matters and intends to pursue its positions vigorously. Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular quarterly period.

         On March 8, 2001, InfoCure Corporation, filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay InfoCure rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of InfoCure; and allegedly false and damaging statements made by WebMD representatives about InfoCure, among other alleged wrongful conduct. InfoCure seeks money damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. Additionally, InfoCure asked for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due InfoCure; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of InfoCure previously issued to WebMD.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   10.1 Lease Agreement, dated March 6, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC

   10.2 SubLease Agreement, dated February 28, 2001, by and between InfoCure Corporation and Southern Company Services, Inc.

   10.3 Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC

(B)  REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on February 21, 2001 for the purposes of announcing that the Company's Board of Directors had formally approved the spin-off of its PracticeWorks subsidiary to its stockholders in a tax-free distribution.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on March 8, 2001 for the purposes of announcing that the Company had filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay VitalWorks rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of VitalWorks; and allegedly false and damaging statements made by WebMD representatives about VitalWorks, among other alleged wrongful conduct.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on March 16, 2001 for the purposes of announcing that the Company named a new executive team and the addition of five new members to its board of directors, as presented in the press release dated March 9, 2001, following the distribution to its stockholders of 100% of the issued and outstanding common stock of PracticeWorks, Inc.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on March 20, 2001 for the purposes of announcing that the Company completed the distribution of the common stock of PracticeWorks, Inc. to its stockholders in a tax-free distribution.

         The Company filed an amended current report on Form 8-K with the Securities and Exchange Commission on March 21, 2001 for the purposes of announcing that the Company completed the distribution of the common stock of PracticeWorks, Inc. to its stockholders in a tax-free distribution.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  InfoCure Corporation



                  /S/ MICHAEL A. MANTO                                  5/15/01
                  -------------------------------------------------------------
                  Michael A. Manto                                         Date
                  Executive Vice President and Chief Financial Officer



                  /S/ JOSEPH M. WALSH                                   5/15/01
                  -------------------------------------------------------------
                  Joseph M. Walsh                                          Date
                  President and Chief Executive Officer