Form 10-Q
period 2001-06-30
VITALWORKS INC
filed 2001-08-14
CIK 1028584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.



                        COMMISSION FILE NUMBER 001-12799

                                 VITALWORKS INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   59-2248411
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

                              INFOCURE CORPORATION
                   (Former name, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ___

As of August 14, 2001, there were 38,779,732 shares of the Registrant's common stock, $.001 par value, outstanding.

                                 VITALWORKS INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet  --
     June 30, 2001 and December 31, 2000..........................................2

   Condensed Consolidated Statement of Operations  --
     Three and Six Months Ended June 30, 2001 and 2000............................3

   Condensed Consolidated Statement of Cash Flows --
     Six Months Ended June 30, 2001 and 2000......................................4

   Notes to Condensed Consolidated Financial Statements --
      June 30, 2001...............................................................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................................11

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................................18

Item 4. Submission of Matters to a Vote of Security Holders......................20

Item 6. Exhibits and Reports on Form 8-K.........................................21

SIGNATURES.......................................................................22




  For further information, refer to the InfoCure Corporation (n/k/a VitalWorks
            Inc.) annual report on Form 10-K filed on April 2, 2001.

 VitalWorks and InfoCure are registered trademarks of VitalWorks Inc. All other trademarks and company names mentioned are the property of their respective owners.

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                  2001           2000
                                                                               ----------------------------
                                                                               (unaudited)       (Note)

   ASSETS
   Current assets:
      Cash and cash equivalents                                               $    6,033     $    5,969
       Accounts receivable, net of allowances of $1,558 and $1,936                10,788         12,391
       Computer systems held for resale                                              795            639
       Deferred income taxes                                                       2,906          3,859
       Prepaid expenses and other current assets                                     985            769
                                                                               ---------      ---------
   TOTAL CURRENT ASSETS                                                           21,507         23,627

   Property and equipment, at cost, less accumulated depreciation and
       amortization of $6,890 and $9,175                                          16,248         19,291
   Goodwill, less accumulated amortization of $44,331 and $32,763                 31,823         43,390
   Product development and deferred finance costs, less
       accumulated amortization of $439 and $267                                   2,135            711
   Deferred income taxes                                                          23,828         23,056
   Other assets                                                                      696            749
   Net noncurrent assets of discontinued operations                                              33,001
                                                                               ---------      ---------
   Total assets                                                                $  96,237      $ 143,825
                                                                               =========      =========


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                        $   4,046      $   4,532
       Accrued expenses                                                           10,926         10,802
       Accrued restructuring costs                                                 4,519          6,834
       Deferred revenue                                                            6,788          6,704
       Current portion of long-term debt                                           4,719          2,727
       Net current liabilities of discontinued operations                                         3,172
                                                                               ---------      ---------
   TOTAL CURRENT LIABILITIES                                                      30,998         34,771


   Long-term debt                                                                 33,100         35,057
   Other liabilities, primarily unearned discounts re: outsourced printing
     services                                                                      4,992          5,547
   Convertible, redeemable preferred stock issuable                                              10,000
   Contingencies - Note F
   Stockholders' equity:
       Common stock $.001 par value; 200,000,000 shares authorized;
          37,234,680 and 34,236,235 shares issued and outstanding                     37             34
       Additional paid-in capital                                                189,690        203,959
       Notes receivable from former directors, net of allowance of
          $6,000 in 2001                                                          (5,535)       (12,431)
       Accumulated deficit                                                      (156,576)      (132,643)
       Treasury stock, at cost, 125,000 shares                                      (469)          (469)
                                                                               ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY                                                     27,147         58,450
                                                                               ---------      ---------
   Total liabilities and stockholders' equity                                  $  96,237      $ 143,825
                                                                               =========      =========



Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date; certain amounts have been reclassified to conform to the 2001 presentation.

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                      (in thousands, except per share data)


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                2001            2000            2001           2000
                                                                -------------------------------------------------------
                                                                                (Note)                         (Note)

   REVENUES
       Maintenance and services                                 $ 20,226       $ 19,346        $ 41,091       $ 38,617
       Software licenses and system sales                          5,624          4,662          10,177         11,290
                                                                --------        --------       --------       --------
   Total revenues                                                 25,850         24,008          51,268         49,907
                                                                --------        --------       --------       --------
   COSTS AND EXPENSES
   Cost of revenues:
       Maintenance and services                                    4,808          4,852           9,793          9,140
       Software licenses and system sales                          1,578          2,566           2,798          4,905
   Selling, general and administrative                            13,623         18,808          28,783         37,941
   Research and development                                        2,626          3,513           5,075          7,768
   Depreciation and amortization, primarily
      amortization of goodwill                                     6,589          7,035          13,237         13,740
   Executive severance                                               778                            778
   Nonrecurring costs (credit), primarily provision for
       notes receivable in March 2001                               (123)                         7,624
   Restructuring costs                                                              374                            800
                                                                --------       --------        --------        --------
                                                                  29,879         37,148          68,088         74,294
                                                                --------       --------        --------        --------
   OPERATING LOSS                                                 (4,029)       (13,140)        (16,820)       (24,387)
   Interest expense, net                                            (848)          (770)         (1,729)        (1,669)
                                                                --------       --------        --------       --------
   LOSS FROM CONTINUING OPERATIONS,
       BEFORE INCOME TAXES                                        (4,877)       (13,910)        (18,549)       (26,056)

   Income tax benefit                                                            (5,202)                        (9,125)
                                                                --------       --------        --------       --------
   LOSS FROM CONTINUING OPERATIONS                                (4,877)        (8,708)        (18,549)       (16,931)

   Loss from discontinued operations, net of income
       tax benefit of $2,229 and $3,731 in 2000                                  (5,708)         (5,384)        (8,666)
                                                                --------       --------        --------       --------
   NET LOSS                                                     $ (4,877)      $(14,416)       $(23,933)     $ (25,597)
                                                                ========       ========        ========       ========

   EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
       Continuing operations                                    $  (0.13)      $  (0.26)       $  (0.51)      $  (0.52)
       Discontinued operations                                                    (0.17)          (0.15)         (0.26)
                                                                --------       --------        --------       --------
                                                                $  (0.13)      $  (0.43)       $  (0.66)      $  (0.78)
                                                                ========       ========        ========       ========
   AVERAGE NUMBER OF SHARES OUTSTANDING
       Basic and diluted                                          37,202         33,267          36,309         32,889


Note: Certain amounts have been reclassified to conform to the 2001 presentation.


                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                          2001         2000
                                                                       --------------------------
OPERATING ACTIVITIES
Loss from continuing operations                                         $(18,549)    $(16,931)
Adjustments to reconcile loss from continuing operations
  to net cash provided by operating activities:
    Nonrecurring costs, primarily provision for notes receivable           7,478
    Restructuring costs                                                                   174
    Depreciation and amortization, primarily goodwill                     13,237       13,740
    Accounts receivable allowance provisions                               1,950          344
    Accretion of unearned discounts re: outsourced printing services        (730)
    Deferred income taxes                                                              (7,588)
    Other                                                                    167          434
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (927)      12,299
      Refundable income taxes                                                           3,000
      Computer systems held for resale, prepaid expenses
        and other current assets                                            (498)        (281)
      Accounts payable and accrued expenses                                2,866       (5,213)
      Accrued restructuring costs                                         (2,503)
      Deferred revenue                                                       131          255
      Interest payments from former directors                                610
                                                                        --------     --------
    CASH PROVIDED BY OPERATING ACTIVITIES                                  3,232          233
                                                                        --------     --------
INVESTING ACTIVITIES
    Product development expenditures                                      (1,445)
    Proceeds from sale of office building                                    800
    Property and equipment expenditures                                     (840)      (4,443)
    Net cash advances to PracticeWorks (discontinued operations)            (344)     (15,131)
    Other                                                                      4          498
                                                                        --------     --------
    CASH USED IN INVESTING ACTIVITIES                                     (1,825)     (19,076)
                                                                        --------     --------
FINANCING ACTIVITIES
    Long-term debt:
      (Payments)                                                          (1,913)        (756)
      Proceeds                                                               194        9,235
    Loan payments from former directors                                      312
    Exercise of stock options by employees                                    64        1,717
    Proceeds from convertible, redeemable preferred stock issuable                     10,000
    Loans to former directors                                                          (5,238)
                                                                        --------     --------
    CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (1,343)      14,958
                                                                        --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              64       (3,885)
Cash and cash equivalents at beginning of period                           5,969       14,309
                                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 6,033      $10,424
                                                                         =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes refunded                                                             $ 2,499
    Interest paid                                                        $   490          451

                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the InfoCure Corporation, now known as VitalWorks Inc. (the "Company" or "VitalWorks"), annual report on Form 10-K filed on April 2, 2001. The statements of operations for the three and six-month periods and cash flows for the six-month period ended June 30, 2000 have been derived from the Company's consolidated financial statements as reported on Form 10-Q for the quarterly period ended June 30, 2000.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Other Intangible Assets

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Goodwill amortization expense amounts to $5.8 million a quarter or $23.1 million for the year. Pursuant to Statement 142, the Company will discontinue amortizing goodwill on January 1, 2002 and will complete the initial test for impairment of value by June 30, 2002. The Company has yet to determine the actual impact that the adoption of the statement will have on its financial statements.

C. DISCONTINUED OPERATIONS

     On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its dental business subsidiary, PracticeWorks, Inc. ("PracticeWorks" or "Division"), to its stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of PracticeWorks common stock to VitalWorks' stockholders resulting in PracticeWorks becoming an independent, publicly traded company. Immediately prior to the Distribution, VitalWorks transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $26.6 million of net assets in connection with the Spin-Off. Accordingly, the accompanying consolidated financial statements reflect the assets, liabilities, net equity and results of operations of PracticeWorks as discontinued operations. For the quarter ended June 30, 2000, revenues included in the loss from discontinued operations were $10.2 million. For the six months ended June 30, 2001 and 2000, revenues included in the loss from discontinued operations were $6.6 million (i.e., through the Distribution Date) and $20.0 million, respectively.

D. EARNINGS PER SHARE

     Because their effect would be antidilutive, stock option and warrant rights (for up to 16.7 million common shares) were excluded from the diluted earnings per share calculation for the three and six-month periods ended June 30, 2001.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


E. COMPREHENSIVE INCOME

     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net loss.

F. CONTINGENT MATTERS

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below related primarily to individuals who sold their businesses to the Company in exchange for shares of Company common stock, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. On the Company's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to affect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter.

     On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. On the Company's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

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

     The above cases have been consolidated for discovery purposes with a discovery deadline imposed by the Court of December 3, 2001.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company defendants removed the case to the United States District Court in and for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Plaintiffs have asked the Court to enter a preliminary injunction to preserve their remedy of rescission. A preliminary injunction hearing has been scheduled for August 17, 2001. In addition, the Company defendants have filed both a motion to dismiss plaintiffs' complaint in its entirety and a motion to transfer the case to the United States District Court in and for the Northern District of Georgia.

     The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL") in a Complaint filed in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with Plaintiff Sonia Abutog, a pedestrian. Title to the vehicle and lease rights have not yet been determined. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

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

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. The Company sought money damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. Additionally, the Company asked for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due the Company; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of the Company previously issued to WebMD.

     On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company will continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in the third quarter of 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company will deliver to WebMD the stock certificate evidencing the 1,929,012 shares of Company common stock that was issued by the Company earlier this year under the prior agreements.

G.  RESTRUCTURING AND NONRECURRING COSTS

     On August 1, 2000, VitalWorks announced its plans to restructure its operations through a plan of employee reductions and consolidation of office facilities. In the third and fourth quarters of 2000, the Company closed or consolidated 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2006.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

The following table sets forth the changes in accrued restructuring costs (in thousands):

                                                                            COSTS
                                                                           APPLIED
                                                 Balance at                AGAINST              BALANCE AT
                                              December 31, 2000            ACCRUAL             JUNE 30, 2001
------------------------------------------------------------------------------------------------------------
Facility closure and consolidation                 $4,603                  $ (637)                $3,966
Employee severance and
  other termination benefits                        2,231                  (1,678)                   553
                                                   ------                 -------                 ------
     Total                                         $6,834                 $(2,315)                $4,519
                                                   ------                 -------                 ------

     The Company incurred nonrecurring charges to operations of $7.6 million. These charges included a $6 million provision for notes receivable (see Note I), $.9 million for unused financing, and retention bonuses of $.4 million for terminated employees. Included in accrued expenses at June 30, 2001 are unpaid costs of $1.1 million relating to the retention bonuses and unused financing.

H.  LONG-TERM DEBT

     As of June 30, 2001, maturities of long-term debt, including capital lease obligations, are as follows: $2.3 million in 2001, $6.9 million in 2002, $22.4 million in 2003 and $6.2 million in 2004.

I.  STOCKHOLDERS' EQUITY

     In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans issued to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. On June 6, 2001, regarding one set of Notes for one of the directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and it was granted first lien security interests in (i) 1,000,000 shares of Company common stock and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At June 30, 2001, the December Notes and the June Notes, as amended, totaled $5.1 million and $6.4 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Management will continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

     In the quarter ended March 31, 2001, WebMD Corporation converted its rights to preferred stock of a wholly-owned subsidiary of the Company into 1,929,012 shares of VitalWorks common stock. The shares were issued on March 2, 2001.

     In August 2001, the Company issued 888,200 shares of its common stock to the shareholders of Medical Dynamics, Inc. as partial consideration for the acquisition of Medical Dynamics. The agreement to acquire Medical Dynamics was entered into in 1999 and was entirely attributed to PracticeWorks. The remainder of the

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


purchase price was borne by PracticeWorks. The issuance of VitalWorks shares will be recorded as an additional equity distribution to PracticeWorks representing the substance of the transaction as originally contemplated.

J.  EQUITY FINANCING AGREEMENT

     On August 1, 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. whereby the Company has the right to make periodic sales to an institutional investor (the "Equity Investor") of up to an aggregate of $60.0 million of its common stock through December 1, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee of $750,000 and grant 125,000 warrants to the Equity Investor to purchase shares of the Company's common stock if the Company has not sold to the Equity Investor a stated minimum amount ($15.0 million) of its common stock pursuant to the agreement on or before October 1, 2001. The dollar amount that the Company can "Put" to the Equity Investor at one time will be determined in accordance with the terms of the agreement based on the Company's current stock price at the time of the sale. At the Threshold Price (minimum price) of $3.00 per share, $2.5 million may be drawn. For every $2.00 per share increase above the Threshold Price, an additional $1.5 million may be drawn, not to exceed $28 million. The purchase price of the shares of stock will represent a discount of 4.0% to 6.0% from the current stock price at the time of the sale. Although the Equity Investor may resell the stock purchased pursuant to an effective registration statement which the Company will file with the Securities and Exchange Commission, the agreement also requires the Equity Investor to limit certain selling activities. As of June 30, 2001, the Company has not sold any shares under this agreement.

K.  SEGMENT INFORMATION

     The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support, training and transaction processing services.

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

     The accompanying statement of operations discloses the financial information of the Company's reportable segments for the three and six-month periods ended June 30, 2001 and 2000.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, risks inherent in operating VitalWorks and PracticeWorks as independent public companies, uncertainties concerning VitalWorks' future capital needs and the ability to obtain capital, and changing economic, political and regulatory influences on the healthcare industry. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements which speak only as of the date hereof. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the Company's most recent annual report on Form 10-K.

OVERVIEW

     VitalWorks is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, training, electronic data interchange (EDI), and a variety of web-based services.

     Software license fees and system sales are derived from the sale of software product licenses and hardware. Maintenance and services revenues come from providing product installation, support, training and transaction processing services. Approximately 70% of the Company's total revenues are of a recurring nature.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



RESULTS OF OPERATIONS

REVENUES

                                                 Second Quarter Ended                           Six Months Ended
June 30,                                   2001        CHANGE         2000              2001        CHANGE         2000
------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Maintenance and services                  $20,226       4.5%         $19,346           $41,091        6.4%       $38,617
Percentage of total revenues               78.2%                      80.6%             80.1%                     77.4%
                                           ------        ----         ------           ------          ---        ------
Software licenses and system sales        $ 5,624       20.6%        $ 4,662           $10,177      (9.9)%       $11,290
Percentage of total revenues               21.8%                      19.4%             19.9%                     22.6%
                                           ------        ----         ------           ------          ---        ------


     The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

     Software license and system revenues rose primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). The six-month comparison primarily reflects a decline in the number of licenses and systems sold, the near-term outcome of management's reorganization and redeployment of the sales force and redirection of the Company's marketing focus. A decline in sales productivity may again result in the September 2001 quarter.

COST OF REVENUES

                                                 Second Quarter Ended                           Six Months Ended
June 30,                                    2001        CHANGE         2000             2001        CHANGE         2000
------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Maintenance and services                   $4,808        (0.9)%       $4,852           $9,793          7.1%       $9,140
Gross profit percentage                     76.2%                      74.9%             76.2%                     76.3%
                                           ------        ----         ------           ------          ---        ------
Software licenses and system sales         $1,578       (38.5)%       $2,566           $2,798       (43.0)%       $4,905
Gross profit percentage                     71.9%                     45.0%             72.5%                      56.6%
                                           ------        ----         ------           ------          ---        ------

     Cost of maintenance and service revenues consists primarily of the cost of EDI transaction processing, outsourced hardware maintenance and billing and statement printing services, and postage. The increase in the cost of maintenance and service revenues principally reflects the year-over-year increase in maintenance and service revenues, offset by the accretion of unearned discounts of $.4 million in the second quarter of 2001 and $.7 million for the six months ended June 30, 2001 relating to the Company's outsourced (effective August 2000) billing and statement printing services.

     Cost of software license and system revenues consists primarily of costs incurred to purchase hardware, third-party software and other items for resale in connection with sales of new systems and software. The decrease in the cost of software licenses and system revenues principally reflects a decline in the number of hardware systems sold which generally yield lower margins compared to software sales.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OPERATING EXPENSES

                                                 Second Quarter Ended                           Six Months Ended
June 30,                                  2001         CHANGE         2000               2001        CHANGE        2000
-------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Selling, general and administrative      $13,623      (27.6)%        $18,808            $28,783      (24.1)%      $37,941
Percentage of total revenues              52.7%                       78.3%              56.1%                     76.0%
                                         -------      -----          -------            -------      -----        -------
Research and development                 $ 2,626      (25.2)%        $ 3,513            $ 5,075      (34.7)%      $ 7,768
Percentage of total revenues              10.2%                       14.6%               9.9%                     15.6%
                                         -------      -----          -------            -------      -----        -------
Depreciation and amortization            $ 6,589       (6.3)%        $ 7,035            $13,237      (3.7)%       $13,740
Percentage of total revenues              25.5%                       29.3%              25.8%                     27.5%
                                         -------      -----          -------            -------      -----        -------

     Selling, general and administrative expenses include salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. The decrease is principally related to the savings that resulted from a major restructuring plan that the Company initiated in August 2000. The Company closed 14 offices and its employee base was reduced to 658 at June 30, 2001, from 921 at June 30, 2000 and a high of 1,059 at March 31, 2000.

     The decrease in research and development expenses reflects the reduction in staff that commenced in August 2000 as part of the restructuring plan. For the quarter and six months ended June 30, 2001, the Company capitalized $.9 million and $1.4 million of third-party software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of web-based applications, including a radiology information system, and represented 26.1% and 22.2% of total research and development expenditures. Capitalized software development costs are amortized over the estimated economic life of the products, but generally not more than three years. There were no product development activities that qualified for capitalization in the first six months of 2000.

     Depreciation and amortization expense consists primarily of goodwill amortization, which amounts to approximately $5.8 million per quarter. The decrease in depreciation and amortization expense pertains to the consolidation and the closing of office facilities in connection with the restructuring plan. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company will discontinue amortizing goodwill on January 1, 2002 and will complete the initial test for impairment of value by June 30, 2002. The Company has yet to determine the actual impact that the adoption of the statement will have on its financial statements.

     Executive severance costs represent separation benefits paid in June 2001 to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement.

     In the second quarter of 2001, the Company recovered $.1 million of legal fees. In the six months ended June 30, 2001, the Company incurred nonrecurring charges to operations of $7.6 million. These charges included a $6 million provision for notes receivable from former directors, $.9 million for unused financing and retention bonuses of $.4 million for terminated employees. In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Notes represent cash loans and the June Notes represent loans to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. On June 6, 2001, regarding one set of Notes for one of the directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and it was granted first lien security interests in (i) 1,000,000 shares of Company common stock and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At June 30, 2001, the December Notes and the June Notes, as amended, totaled $5.1 million and $6.4 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Management will continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

     In the first half of 2000, the Company incurred restructuring costs of $.8 million primarily associated with employee severance, other termination and facility closure costs which were part of the 1999 restructuring plan.

INTEREST EXPENSE, NET

     Interest expense, net consists primarily of interest costs incurred in connection with the Company's long-term credit facility and outstanding mortgage loans.

INCOME TAXES

     For the three and six-month periods ended June 30, 2001, the Company did not record an income tax provision or benefit. Management has assessed the realizability of the Company's gross deferred tax assets of $49.8 million and determined that a valuation allowance of $23.7 million was necessary as of June 30, 2001 to reduce the assets to $26.1 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

     - The losses generated in the quarter and six-month period ended June 30, 2001 were not indicative of the Company's ability to generate future earnings as the results were significantly impacted by the recognition of nonrecurring charges.

     - Management's projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within three to seven years.

     The effective tax rate for continuing operations was 37.4% and 35.0% for the three and six-month periods ended June 30, 2000. The Company does not expect to record an income tax provision or benefit for the remainder of 2001.

LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations represent the results of PracticeWorks, Inc. through March 5, 2001 (the "Distribution Date") and for each period presented for 2000. Accordingly, there was no loss from discontinued operations for the three months ended June 30, 2001, compared to a $5.7 million loss for the corresponding quarter of the prior year. For the six months ended June 30, 2001 and 2000, the loss from discontinued operations was $5.4 million and $8.7 million, respectively. For further details regarding the spin-off of PracticeWorks, see Note C of the accompanying financial statements.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

NET LOSS

     As a result of the above factors, the net loss for the three and six-month periods ended June 30, 2001 decreased to $4.9 million, or by 66.2%, from $14.4 million and to $23.9 million, or by 6.5%, from a net loss of $25.6 million, respectively, for the corresponding periods of 2000.

     To date, the overall impact of inflation on the Company has not been material.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal years 1998, 1999 and 2000, and for the six months ended June 30, 2001, the Company generated positive cash flows from operations of $5.1 million, $3.4 million, $3.9 million and $3.2 million, respectively.

     Days sales outstanding (calculated as: accounts receivable, net of allowances, divided by total quarterly revenues multiplied by 90 days) for the second quarter of 2001 was 38 days. Looking forward, as license and systems sales increase, the Company expects its days sales outstanding to range from 40 to 50 days.

     Cash used in investing activities amounted to $1.8 million for the six months ended June 30, 2001. This amount includes $1.4 million used for software development costs, $.8 million primarily for purchases of computer equipment and software, and $.3 million to fund discontinued operations through March 5, 2001, offset partially by proceeds of $.8 million from the sale of an office building.

     Financing activities for the six months ended June 30, 2001 resulted in a use of cash of $1.3 million, consisting primarily of $1.9 million of principal payments of long-term debt, partly offset by interest payments received from former directors of the Company of $.3 million applied against outstanding principal balances.

     As of June 30, 2001, the Company had cash and cash equivalents of $6.0 million and $37.8 million of long-term debt. Pursuant to the July 19, 2001 settlement agreement with WebMD, the Company received $2.6 million in the third quarter which settles all claims and amounts due under the parties' prior agreements (see Note F of the accompanying financial statements). The Company anticipates capital expenditures of approximately $6 million for the full year ending December 31, 2001.

     The Company believes that its current cash and cash equivalent balances, and the funds it expects to generate from its operations will be sufficient to finance the Company's business for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, -- Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date for SAB 101 is September 1, 2001; however, the Company adopted the provisions of SAB 101 in the first quarter of 2000 without a significant impact on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, we have not entered into derivative contracts either to hedge existing risks or for

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


speculative purposes. We adopted the provisions of Statement 133 on January 1, 2001. Adoption of this new standard did not have an effect on our financial statements.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (discussed in the operating expense section above), that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

     The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations would be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which would be recognized through operations, either by amortization or impairment charges, in the future.

                                 VITALWORKS INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $35.5 million of our outstanding debt at June 30, 2001 related to long-term indebtedness under our credit facility with FINOVA Capital Corporation. We expect interest on the outstanding balance of our credit facility to be charged based on a variable rate related to the prime rate or, at our option, the LIBOR rate. Both rate bases are incremented for margins specified in the agreement. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $355,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2001. We do not trade in derivative financial instruments.

                                 VITALWORKS INC.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below related primarily to individuals who sold their businesses to the Company in exchange for shares of VitalWorks common stock, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On June 21, 2000, a lawsuit styled Joseph Hafner v. InfoCure Corporation et al., was filed in the United States District Court in and for the Eastern District of Pennsylvania. On the Company's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement whereby the Company was required, prior to a specified date, to affect the registration for resale with the Securities and Exchange Commission of shares of the Company's common stock which the plaintiff owned. The complaint further alleges breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks in excess of $3.2 million in compensatory damages as a result of the Company's alleged breach of this agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. In connection with the Distribution, PracticeWorks has agreed to assume any and all liability associated with the definitive resolution of this matter.

     On August 4, 2000, a lawsuit styled Joseph Memminger v. InfoCure Corporation, et al., was filed in the United States District Court in and for the District of Delaware. On the Company's motion, this case was transferred to the United States District Court in and for the Northern District of Georgia. The lawsuit alleges that the Company breached the terms of a registration rights agreement, whereby the Company was required to affect the registration for resale with the Securities and Exchange Commission, of shares of the Company's common stock which the plaintiff owned. The complaint further alleges securities fraud, breach of fiduciary duties owed to the plaintiff as a stockholder of the Company and tort claims against the Company as a result of the alleged failure to timely register shares for resale. The complaint seeks approximately $7.2 million in compensatory damages as a result of the Company's alleged breach of the agreement, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

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

                                 VITALWORKS INC.


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

     The above cases have been consolidated for discovery purposes with a discovery deadline imposed by the Court of December 3, 2001.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company defendants removed the case to the United States District Court in and for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Plaintiffs have asked the Court to enter a preliminary injunction to preserve their remedy of rescission. A preliminary injunction hearing has been scheduled for August 17, 2001. In addition, the Company defendants have filed both a motion to dismiss plaintiffs' complaint in its entirety and a motion to transfer the case to the United States District Court in and for the Northern District of Georgia.

     The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL") in a Complaint filed in the Circuit Court of the 11th Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with Plaintiff Sonia Abutog, a pedestrian. Title to the vehicle and lease rights have not yet been determined. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

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

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from

                                 VITALWORKS INC.

WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. The Company sought money damages aggregating in excess of $46.5 million resulting from WebMD's alleged wrongful actions. Additionally, the Company asked for a declaration by the Court as to: the applicable agreement governing the calculation and payment of the rebates due the Company; the nonexclusive nature of the parties' contractual arrangements; and WebMD's asserted right to receive 1,929,012 shares of registered, rather than restricted, common stock of the Company previously issued to WebMD.

     On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company will continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in the third quarter of 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company will deliver to WebMD the stock certificate evidencing the 1,929,012 shares of Company common stock that was issued by the Company earlier this year under the prior agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on July 13, 2001, the following proposals were adopted by the margins indicated:

     1. To elect members of the Board of Directors to serve for a one-year term.

                                                  Number of Shares
                                          For           Against       Abstain
                                        --------------------------------------
      Joseph M.Walsh                    24,915,535         0           697,643
      Stephen N. Kahane, M.D., M.S.     24,912,763         0           700,415
      Michael A. Manto                  24,915,756         0           697,422
      Kenneth R. Adams                  24,362,711         0         1,250,467
      Stephen J. Denelsky               25,389,599         0           223,579
      David B. Shepherd                 25,391,499         0           221,679


     2. To ratify the Company's appointment of BDO Seidman, LLP as its independent certified public accountants for the fiscal year ending December 31, 2001.

                                         Number of Shares
                                For            Against        Abstain
                               -----------------------------------------
                               25,378,674         175,619         58,885

                                 VITALWORKS INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         None

(B)  REPORTS ON FORM 8-K

The company filed a current report on Form 8-K with the Securities and Exchange Commission on June 6, 2001 for the purpose of reporting Joseph Walsh's appointment as Chairman of the Company's Board of Directors, replacing Frederick Fine.

                                 VITALWORKS INC.


            Form 10-Q for the Three-month Period Ended June 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VitalWorks Inc.



                    /s/ Michael A. Manto                           8/10/01
                    ____________________________________________________________
                    Michael A. Manto                                  Date
                    Executive Vice President and
                    Chief Financial Officer



                    /s/ Joseph M. Walsh                            8/13/01
                    ____________________________________________________________
                    Joseph M. Walsh                                   Date
                    Chairman and Chief Executive Officer