Form 10-Q
period 2001-09-30
VITALWORKS INC
filed 2001-11-14
CIK 1028584

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

             (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.


                        --------------------------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (_)

As of November 12, 2001, there were 38,917,676 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                                 VITALWORKS INC.

                                    FORM 10-Q

--------------------------------------------------------------------------------

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet--
     September 30, 2001 and December 31, 2000..................................2

   Condensed Consolidated Statement of Operations--
     Three and Nine Months Ended September 30, 2001 and 2000...................3

   Condensed Consolidated Statement of Cash Flows--
     Nine Months Ended September 30, 2001 and 2000.............................4

   Notes to Condensed Consolidated Financial Statements--
      September 30, 2001.......................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20

Item 6. Exhibits and Reports on Form 8-K......................................22

SIGNATURES....................................................................23



       For further information, refer to the InfoCure Corporation (n/k/a VitalWorks Inc.) annual report on Form 10-K filed on April 2, 2001.

       VitalWorks is a registered trademark of VitalWorks Inc. All other trademarks and company names mentioned are the property
                           of their respective owners.

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      2001              2000
                                                                                 -------------     ------------
                                                                                  (unaudited)         (Note)

ASSETS
Current assets:
    Cash and cash equivalents ............................................       $ 10,783         $  5,969
    Accounts receivable, net of allowances of $1,600 and $1,936...........         11,045           12,391
    Computer systems held for resale......................................            489              639
    Deferred income taxes, net............................................          2,686            3,859
    Prepaid expenses and other current assets.............................          1,144              769
    Headquarters buildings held for sale, at fair value...................          7,309
                                                                                 --------         --------
TOTAL CURRENT ASSETS......................................................         33,456           23,627
Property and equipment, at cost, less accumulated
    depreciation and amortization of $5,716 and $9,175....................          7,060           19,291
Goodwill, less accumulated amortization of $50,115 and $32,763............         26,039           43,390
Product development and deferred finance costs, less
    accumulated amortization of $526 and $267.............................          3,623              711
Deferred income taxes, net................................................         24,048           23,056
Other assets..............................................................            809              749
Net noncurrent assets of discontinued operations .........................                          33,001
                                                                                 --------         --------
Total assets .............................................................       $ 95,035         $143,825
                                                                                 ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .................................      $ 10,129         $ 10,682
    Accrued employee compensation and benefits............................          4,505            4,652
    Accrued restructuring costs...........................................          3,908            6,834
    Deferred revenue, including unearned discounts of $1,460..............          7,260            6,704
    Current portion of long-term debt.....................................         13,483            2,727
    Net current liabilities of discontinued operations....................                           3,172
                                                                                 --------         --------
TOTAL CURRENT LIABILITIES.................................................         39,285           34,771
Long-term debt............................................................         23,996           35,057
Other liabilities, primarily unearned discounts re: outsourced printing
    services .............................................................          4,648            5,547
Convertible, redeemable preferred stock issuable .........................                          10,000
Contingencies - Note F....................................................
Stockholders' equity:
    Common stock $.001 par value; 200,000,000 shares authorized;
      38,873,230 and 34,236,235 shares issued and outstanding.............             39               34
    Additional paid-in capital............................................        191,189          203,959
    Notes receivable from former directors, net
      of allowance of $6,000 in 2001 .....................................         (5,409)         (12,431)
    Accumulated deficit ..................................................       (158,244)        (132,643)
    Treasury stock, at cost, 125,000 shares ..............................           (469)            (469)
                                                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY................................................         27,106           58,450
                                                                                 --------         --------
Total liabilities and stockholders' equity ...............................       $ 95,035         $143,825
                                                                                 ========         ========


     Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                                VitalWorks Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
                     (in thousands, except per share data)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ------------------------          ------------------------
                                                         2001            2000              2001            2000
                                                       --------        --------          --------        --------
REVENUES
     Maintenance and services.....................     $ 20,800        $ 20,146          $ 61,891       $  58,763
     Software licenses and system sales...........        6,290           4,953            16,467          16,243
                                                       --------        --------          --------        --------
Total revenues....................................       27,090          25,099            78,358          75,006
                                                       --------        --------          --------        --------
COSTS AND EXPENSES
Cost of revenues:
     Maintenance and services.....................        3,549           5,077            13,342          14,217
     Software licenses and system sales...........        1,788           2,115             4,586           7,020
Selling, general and administrative...............       12,320          16,412            41,103          54,353
Research and development..........................        3,033           3,343             8,108          11,111
Depreciation and amortization,
  primarily amortization of goodwill..............        6,543           6,952            19,780          20,692
Loss on headquarters building held for sale.......        1,250                             1,250
Nonrecurring costs (credit), primarily
  provision for notes receivable in March 2001....         (150)                            8,252
Restructuring costs (credit)......................         (125)         12,205              (125)         13,005
Property, equipment and inventory
  impairment charges..............................                        4,630                             4,630
                                                       --------        --------          --------        --------
                                                         28,208          50,734            96,296         125,028
                                                       --------        --------          --------        --------
OPERATING LOSS....................................       (1,118)        (25,635)          (17,938)        (50,022)
Interest expense, net.............................         (550)           (775)           (2,279)         (2,444)
                                                       --------        --------          --------        --------
LOSS FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES.............................       (1,668)        (26,410)          (20,217)        (52,466)
Income tax benefit................................                        8,314                            17,439
                                                       --------        --------          --------        --------
LOSS FROM CONTINUING OPERATIONS...................       (1,668)        (18,096)          (20,217)        (35,027)
Loss from discontinued operations, net of income
  tax benefit of $4,852 and $8,583 in 2000........                       (8,014)           (5,384)        (16,680)
                                                       --------        --------          --------        --------
NET LOSS..........................................     $ (1,668)       $(26,110)         $(25,601)       $(51,707)
                                                       ========        ========          ========        ========

EARNINGS (LOSS) PER SHARE -- BASIC AND DILUTED
   Continuing operations..........................     $  (0.04)       $  (0.53)         $  (0.55)       $  (1.05)
   Discontinued operations........................                        (0.23)            (0.14)          (0.50)
                                                       --------        --------          --------        --------
                                                       $  (0.04)       $  (0.76)         $  (0.69)       $  (1.55)
                                                       ========        ========          ========        ========

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic and diluted..............................       38,327          34,174            36,979          33,317


                            See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ------------------------
                                                                           2001            2000
                                                                         --------        --------
OPERATING ACTIVITIES
Loss from continuing operations .....................................    $(20,217)       $(35,027)
Adjustments to reconcile loss from continuing operations
  to cash provided by operating activities:
     Loss on headquarters building held for sale.....................       1,250
     Nonrecurring costs, primarily provision for notes receivable....       7,328
     Restructuring costs (credit)....................................        (125)            344
     Property, equipment and inventory impairment charges............                       4,630
     Depreciation and amortization, primarily goodwill...............      19,780          20,692
     Accounts receivable allowance provisions........................       2,446           1,116
     Deferred income taxes...........................................                     (18,078)
     Changes in operating assets and liabilities:
           Accounts receivable ......................................      (1,802)         17,188
           Refundable income taxes ..................................                       3,000
           Computer systems held for resale, prepaid expenses
             and other ..............................................         (45)          1,695
           Accounts payable, accrued expenses and employee costs ....       2,735           5,778
           Accrued restructuring costs ..............................      (2,989)
           Deferred revenue .........................................         603          (1,094)
           Unearned discounts re:  outsourced printing services......      (1,095)          8,584
           Interest payments from former directors ..................         610
                                                                         --------        --------
     CASH PROVIDED BY OPERATING ACTIVITIES...........................       8,479           8,828
                                                                         --------        --------
INVESTING ACTIVITIES
     Product development costs.......................................      (3,021)
     Proceeds from sale of office building...........................         800
     Proceeds from sale of equipment.................................                         146
     Purchases of property and equipment.............................      (1,004)         (5,424)
     Deferred finance costs..........................................                        (978)
     Net cash advances to PracticeWorks (discontinued operations)....        (344)        (17,992)
     Other...........................................................         (17)          1,404
                                                                         --------        --------
     CASH USED IN INVESTING ACTIVITIES...............................      (3,586)        (22,844)
                                                                         --------        --------
FINANCING ACTIVITIES
     Long-term debt:
       (Payments) ...................................................      (2,253)         (5,935)
       Proceeds .....................................................         194           9,563
     Loan payments from (loans to) former directors..................         438          (5,238)
     Exercise of stock options and warrants..........................       1,542           1,722
     Proceeds from convertible, redeemable preferred stock issuable..                      10,000
                                                                         --------        --------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.................         (79)         10,112
                                                                         --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................       4,814          (3,904)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................       5,969          14,309
                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................    $ 10,783        $ 10,405
                                                                         ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes refunded...........................................                    $  2,499
     Interest paid...................................................    $  1,297             560

                             See accompanying notes.

                                VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the InfoCure Corporation, now known as VitalWorks Inc. (the "Company" or "VitalWorks"), annual report on Form 10-K filed on April 2, 2001. The statements of operations for the three and nine-month periods and cash flows for the nine-month period ended September 30, 2000 have been derived from the Company's consolidated financial statements as reported on Form 10-Q for the quarterly period ended September 30, 2000. Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

B. GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Goodwill amortization expense amounts to $5.8 million a quarter or $23.1 million for the year. Pursuant to Statement 142, the Company will discontinue amortizing goodwill on January 1, 2002 and will complete the initial test for impairment of value by June 30, 2002. The Company has yet to determine the actual impact that the adoption of the statement will have on its financial statements.

C. DISCONTINUED OPERATIONS

     On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its dental business subsidiary, PracticeWorks, Inc. ("PracticeWorks" or "Division"), to its stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of PracticeWorks common stock to VitalWorks' stockholders resulting in PracticeWorks becoming an independent, publicly traded company. Immediately prior to the Distribution, VitalWorks effectively transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $28.9 million of net assets in connection with the Spin-Off. Accordingly, the accompanying consolidated financial statements reflect the assets, liabilities, net equity and results of operations of PracticeWorks as discontinued operations. For the quarter ended September 30, 2000, revenues included in the loss from discontinued operations were $9.8 million. For the nine months ended September 30, 2001 and 2000, revenues included in the loss from discontinued operations were $6.6 million (i.e., through the Distribution Date) and $29.9 million, respectively.

D. EARNINGS PER SHARE

     Because their effect would be antidilutive, stock option and warrant rights (for 15.9 million common shares) were excluded from the diluted earnings per share calculation for the three and nine-month periods ended September 30, 2001.

                                VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

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

                                VitalWorks Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2001

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

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company defendants removed the case to the United States District Court in and for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Plaintiffs have asked the Court to enter a preliminary injunction to preserve their remedy of rescission. In addition, the Company defendants filed both a motion to dismiss plaintiffs' complaint in its entirety and a motion to transfer the case to the United States District Court in and for the Northern District of Georgia. A hearing was held on August 17, 2001. In a decision from the Court dated October 15, 2001, the plaintiffs request for a preliminary injunction was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001 the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals.

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

                                VitalWorks Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2001

her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

     While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties, so the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company may continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in July 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company delivered to WebMD the stock certificate evidencing the 1,929,012 shares of Company common stock that was issued by the Company earlier this year under the prior agreements.

G.  RESTRUCTURING AND NONRECURRING COSTS

     On August 1, 2000, VitalWorks announced its plans to restructure its operations through a plan of employee reductions and consolidation of office facilities. In the third and fourth quarters of 2000, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2006.

                                VitalWorks Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2001


The following table sets forth the changes in accrued restructuring costs (in thousands):


                                                               COSTS
                                                              APPLIED     ADJUSTMENTS
                                           BALANCE AT         AGAINST         TO              BALANCE AT
                                        DECEMBER 31, 2000     ACCRUAL       ACCRUAL       SEPTEMBER 30, 2001
                                        -----------------     -------     -----------     ------------------

Facility closure and consolidation....       $4,603           $  (944)                          $3,659
Employee severance and
  other termination benefits .........        2,231            (1,857)       $(125)                249
                                             ------           -------        -----              ------
     Total............................       $6,834           $(2,801)       $(125)             $3,908
                                             ------           -------        -----              ------


     The Company incurred nonrecurring charges to operations of $8.3 million for the nine months ended September 30, 2001. These charges included a $6 million provision for notes receivable (see Note I), $.9 million for unused financing, $.8 million of executive severance for separation benefits paid in June 2001 to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. Included in accrued expenses at September 30, 2001 are unpaid costs of $.9 million relating to the retention bonuses and unused financing.

     In the September 2001 quarter, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in August 2001 and, accordingly, recorded an impairment charge of $1.3 million relating to its former headquarters building in Atlanta that it expects to sell to an outside shareholder of the Company by the end of March 2002.

H.   LONG-TERM DEBT

     Maturities of long-term debt subsequent to September 30, 2001, including capital lease obligations, are as follows: $5.6 million in 2001, $17.5 million in 2002, $14.2 million in 2003 and $.2 million in 2004.

I.   STOCKHOLDERS' EQUITY

     In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans issued to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. On June 6, 2001, regarding one set of Notes for one of the directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and it was granted first lien security interests in (i) 1,000,000 shares of Company common stock and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At September 30, 2001, the December Notes and the June Notes, as amended, totaled $5.1 million and $6.3 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Interest payments of $.4 million received subsequent to March 31, 2001 were applied against outstanding principal balances. Management will continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

                                VitalWorks Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2001

     In the quarter ended March 31, 2001, WebMD Corporation converted its rights to preferred stock of a wholly-owned subsidiary of the Company into 1,929,012 shares of VitalWorks common stock. The shares were issued on March 2, 2001.

     On August 8, 2001, the Company issued 887,715 shares of its common stock to the shareholders of Medical Dynamics, Inc. as partial consideration for the acquisition of Medical Dynamics. The agreement to acquire Medical Dynamics was entered into in 1999 and was entirely attributed to PracticeWorks. The remainder of the purchase price was borne by PracticeWorks. The issuance of VitalWorks shares was recorded as an additional equity distribution to PracticeWorks representing the substance of the transaction as originally contemplated (see Note C).

     In the nine-month period ended September 30, 2001, the Company issued 856,434 shares of its common stock in connection with the exercise of stock options and warrants, and 462,352 shares with respect to the Company-sponsored 401(k) plan.

J.  EQUITY FINANCING AGREEMENT

     On August 1, 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. whereby the Company has the right to make periodic sales to an institutional investor (the "Equity Investor") of up to an aggregate of $60.0 million of its common stock through December 1, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee of $750,000 and grant 125,000 warrants to the Equity Investor to purchase shares of the Company's common stock if the Company has not sold to the Equity Investor a stated minimum amount ($15.0 million) of its common stock pursuant to the agreement on or before October 1, 2001. The dollar amount that the Company can "Put" to the Equity Investor at one time will be determined in accordance with the terms of the agreement based on the Company's current stock price at the time of the sale. At the Threshold Price (minimum price) of $3.00 per share, $2.5 million may be drawn. For every $2.00 per share increase above the Threshold Price, an additional $1.5 million may be drawn, not to exceed $28 million. The purchase price of the shares of stock will represent a discount of 4.0% to 6.0% from the current stock price at the time of the sale. Although the Equity Investor may resell the stock purchased pursuant to an effective registration statement which the Company will file with the Securities and Exchange Commission, the agreement also requires the Equity Investor to limit certain selling activities. As of September 30, 2001, the Company has not sold any shares under this agreement.

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

                                VitalWorks Inc.
              Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2001

     The accompanying statement of operations discloses the financial information of the Company's reportable segments for the three and nine-month periods ended September 30, 2001 and 2000.

L.  SUBSEQUENT EVENT

     In October 2001, the Company expanded its existing agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company will continue, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash, which represents unearned discounts to be recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled.

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties, and thus actual results may vary materially from those described herein. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, risks inherent in operating VitalWorks and PracticeWorks as independent public companies, uncertainties concerning VitalWorks' future capital needs and the ability to obtain capital, and changing economic, political and regulatory influences generally, and specifically, on the healthcare industry. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements that speak only as of the date hereof. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the Company's most recent annual report on Form 10-K.

OVERVIEW

         VitalWorks is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, training, electronic data interchange ("EDI"), and a variety of web-based services.

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

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES

                                                      THIRD QUARTER ENDED                NINE MONTHS ENDED
                                               ------------------------------       -------------------------------
SEPTEMBER 30,                                   2001       CHANGE       2000         2001      CHANGE        2000
-------------                                  -------     ------     -------       -------    ------       -------
                                                                     (dollars in thousands)
Maintenance and services ...................   $20,800      3.2%      $20,146       $61,891      5.3%       $58,763
Percentage of total revenues ...............     76.8%                  80.3%         79.0%                   78.3%
                                               -------     ------     -------       -------    ------       -------
Software licenses and system sales..........   $ 6,290      27.0%     $ 4,953       $16,467      1.4%       $16,243
Percentage of total revenues ...............     23.2%                  19.7%         21.0%                   21.7%
                                               -------     ------     -------       -------    ------       -------

     The increase in maintenance and services revenue for the quarter is mainly attributable to (i) electronic data interchange (EDI) transaction revenues of $1.6 million recognized in July 2001 in connection with the settlement agreement with WebMD Corporation ("WebMD") (see Note F of the accompanying financial statements), and (ii) a partial offset from the loss of revenues related to the termination of a third-party product distribution arrangement. The remainder of the increase with respect to the nine-month comparison relates to software maintenance fees.

     Software license and system revenues for the quarter rose primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). The nine-month comparison also reflects a decline in the number of licenses and systems sold in the first half of 2001, which primarily was the near-term outcome of management's reorganization and redeployment of the sales force and redirection of the Company's marketing focus.

COST OF REVENUES

                                                     THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                               ------------------------------       -------------------------------
SEPTEMBER 30,                                   2001       CHANGE       2000         2001      CHANGE        2000
-------------                                  -------     ------     -------       -------    ------       -------
                                                                     (dollars in thousands)
Maintenance and services .............         $ 3,549    (30.1)%     $ 5,077       $13,342    (6.2)%       $14,217
Percentage of maintenance and services
  revenue ............................           17.1%                  25.2%       21.6%                     24.2%
                                               -------     ------     -------       -------    ------       -------
Software licenses and system sales ...         $ 1,788    (15.5)%     $ 2,115       $ 4,586    (34.7)%      $ 7,020
Percentage of software licenses and
  system sales .......................           28.4%                  42.7%         27.8%                   43.2%
                                               -------     ------     -------       -------    ------       -------

     Cost of maintenance and service revenues consists primarily of the cost of EDI transaction processing, outsourced hardware maintenance and billing and statement printing services, and postage. The decrease in the cost of maintenance and service revenues principally reflects the recovery of EDI processing costs of $.6 million in July 2001 in connection with the WebMD settlement described above and reductions in the (per transaction) cost of providing patient statement, invoicing and claims processing services.

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

OPERATING EXPENSES

                                                 THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                          ----------------------------------      ----------------------------------
SEPTEMBER 30,                               2001       CHANGE         2000          2001        CHANGE        2000
-------------                             --------     ------       --------      --------      ------      --------
                                                                      (dollars in thousands)
Selling, general and administrative....   $ 12,320     (24.9)%      $ 16,412      $ 41,103      (24.4)%     $ 54,353
Percentage of total revenues ..........      45.5%                     65.4%         52.5%                     72.5%
                                          --------     -------      --------      --------      -------     --------
Research and development ..............   $  3,033      (9.3)%      $  3,343      $  8,108      (27.0)%     $ 11,111
Percentage of total revenues ..........      11.2%                     13.3%         10.3%                     14.8%
                                          --------     -------      --------      --------      -------     --------
Depreciation and amortization .........   $  6,543      (5.9)%      $  6,952      $ 19,780       (4.4)%     $ 20,692
Percentage of total revenues ..........      24.2%                     27.7%         25.2%                     27.6%
                                          --------     -------      --------      --------      -------     --------

     Selling, general and administrative expenses include salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. The decrease is principally related to the savings that resulted from a major restructuring plan that the Company initiated in August 2000. The Company closed 14 offices and its employee-base average was reduced to 656 for the September 2001 quarter, from 844 for the September 2000 quarter and a high of 1,059 employees at March 31, 2000.

     The decrease in research and development expenses reflects the reduction in staff that commenced in August 2000 as part of the restructuring plan. For the quarter and nine months ended September 30, 2001, the Company capitalized
$1.6 million and $3.0 million of third-party software development costs, respectively, in accordance with Statement of Financial Accounting Standards
No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of web-based applications, including a radiology information system, and represented 34.2% and 27.2% of total research and development expenditures. Capitalized software development costs are amortized over the estimated economic life of the products, but generally not more than three years. There were no product development activities that qualified for capitalization in the first nine months of 2000.

     Depreciation and amortization expense consists primarily of goodwill amortization, which amounts to approximately $5.8 million per quarter. The decrease in depreciation and amortization expense pertains to the consolidation and the closing of office facilities in connection with the restructuring plan. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company will discontinue amortizing goodwill on January 1, 2002 and will complete the initial test for impairment of value by June 30, 2002. The Company has yet to determine the actual impact that the adoption of the statement will have on its financial statements.

     In the third quarter of 2001, the Company recorded an impairment charge of $1.3 million relating to its former headquarters building in Atlanta that it expects to sell to an outside shareholder of the Company by the end of March 2002.

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

         Also in the September 2001 quarter, the Company recorded $.2 million and $.1 million of credits for changes of estimates related to certain nonrecurring and certain restructuring charges incurred in the March 2001 quarter and in September 2000, respectively. In the nine months ended September 30, 2001, the Company incurred nonrecurring charges to operations of $8.3 million. These charges included a $6 million provision for notes receivable from former directors, $.9 million for unused financing, $.8 million of executive severance for separation benefits paid in June 2001 to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of unsecured promissory notes due December 31, 2000 and June 30, 2002 (the "Notes"). Interest is due and payable quarterly at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001. On June 6, 2001, regarding one set of Notes for one of the directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and it was granted first lien security interests in (i) 1,000,000 shares of Company common stock and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At September 30, 2001, the December Notes and the June Notes, as amended, totaled $5.1 million and $6.3 million, including accrued interest through December 31, 2000, respectively. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Management will continue to monitor the collectibility of the Notes. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

         In the nine-month period ended September 30, 2000, the Company incurred restructuring charges of $13.0 million, $12.2 million in the September 2000 quarter, primarily associated with employee severance and other termination benefits, and facility closure costs.

         In the September 2000 quarter, in connection with the 2000 restructuring plan, the Company recorded impairment charges totaling $4.6 million relating to facility, equipment and inventory assets.

INTEREST EXPENSE, NET

         Interest expense, net consists primarily of interest costs incurred in connection with the Company's long-term credit facility and outstanding mortgage loans. The decline in net interest expense is due to a decrease in interest rates, as well as interest income received in July 2001 in connection with the WebMD settlement described above.

INCOME TAXES

         For the three and nine-month periods ended September 30, 2001, the Company did not record an income tax provision or benefit. Management has assessed the realizability of the Company's deferred tax assets of $50.2 million and determined that a valuation allowance of $23.5 million was necessary as of September 30, 2001 to reduce the assets to $26.7 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

o The losses generated in the quarter and nine-month period ended September 30, 2001 were not indicative of the Company's ability to generate future earnings as the results were significantly impacted by the recognition of nonrecurring charges and non-deductible goodwill amortization.

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

o Management's projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within three to seven years.

         The effective tax rate for continuing operations was 31.5% and 33.2% for the three and nine-month periods ended September 30, 2000. The Company does not expect to record an income tax provision or benefit for the remainder of 2001.

LOSS FROM DISCONTINUED OPERATIONS

         Discontinued operations represent the results of PracticeWorks, Inc. through March 5, 2001 (the "Distribution Date") and for each period presented for 2000. Accordingly, there was no loss from discontinued operations for the three months ended September 30, 2001, compared to an $8.0 million loss for the corresponding quarter of the prior year. For the nine months ended September 30, 2001 and 2000, the loss from discontinued operations was $5.4 million and $16.7 million, respectively. For further details regarding the spin-off of PracticeWorks, see Note C of the accompanying financial statements.

NET LOSS

         As a result of the above factors, the net loss for the three and nine-month periods ended September 30, 2001 decreased to $1.7 million, or by 93.6%, from $26.1 million and to $25.6 million, or by 50.5%, from a net loss of $51.7 million, respectively, for the corresponding periods of 2000.

         To date, the overall impact of inflation on the Company has not been material.

         For the year 2002, the Company estimates revenues of $120.0 million and net income of $12.0 million, or $.24 per diluted share, which assumes an effective income tax rate of 5% and excludes goodwill amortization and associated impairment of value charge, if any, relative to Statement 142, "Goodwill and Other Intangible Assets" (discussed in the operating expenses section above).

LIQUIDITY AND CAPITAL RESOURCES

         For fiscal years 1998, 1999 and 2000, and for the nine months ended September 30, 2001, the Company generated positive cash flows from operations of $5.1 million, $3.4 million, $12.8 million and $8.5 million, respectively.

         Days sales outstanding (calculated as: accounts receivable, net of allowances, divided by total quarterly revenues multiplied by 90 days) for the third quarter of 2001 was 37 days. Looking forward, as license and systems sales increase, the Company expects its days sales outstanding to range from 40 to 50 days.

         Cash used in investing activities amounted to $3.6 million for the nine months ended September 30, 2001. This amount includes $3.0 million used for software development costs, $1.0 million primarily for purchases of computer equipment and software, and $.3 million to fund discontinued operations through March 5, 2001, offset partially by proceeds of $.8 million from the sale of an office building.

         Financing activities for the nine months ended September 30, 2001 resulted in a use of cash of $.1 million, consisting primarily of $2.3 million of principal payments of long-term debt, partly offset by $1.5 million of payments received in connection with the exercise of stock options and warrants (for a total of 856,434 common shares), and interest payments received from former directors of the Company of $.4 million applied against outstanding principal balances.

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

         As of September 30, 2001, the Company had cash and cash equivalents of $10.8 million and $37.5 million of total long-term debt. The Company expects to pay down $18.0 million of its total long-term debt by March 31, 2002.

         In October 2001, the Company expanded its existing agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company will continue, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash, which represents unearned discounts to be recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. By the end of March 2002, the Company expects to sell its former headquarters buildings in Atlanta for approximately $7.5 million, after closing costs.

         The Company anticipates capital expenditures of approximately $2 million for the December 2001 quarter.

         The Company believes that its current cash and cash equivalent balances, together with the funds it expects to generate from its operations, will be sufficient to finance the Company's business for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company adopted the provisions of Statement 133 on January 1, 2001. Adoption of this new standard did not have an effect on our financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (discussed in the operating expenses section above), that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

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

         In the September 2001 quarter, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in

                                VitalWorks Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

August 2001, in connection with the anticipated sales of its former headquarters buildings (see the accompanying financial statements, including Note G).

                                VitalWorks Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $35.4 million of the outstanding debt at September 30, 2001 related to long-term indebtedness under the Company's loan agreement with FINOVA Capital Corporation. The Company expects interest on the outstanding balance of its loans from FINOVA to be charged based on a variable rate related to the prime rate or, at the Company's option, the LIBOR rate. Both rate bases are incremented for margins specified in the loan agreement. Thus, interest expense is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $.4 million in pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2001. The Company does not trade in derivative financial instruments.

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

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company defendants removed the case to the United States District Court in and for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit. Plaintiffs have asked the Court to enter a preliminary injunction to preserve their remedy of rescission. In addition, the Company defendants filed both a motion to dismiss plaintiffs' complaint in its entirety and a motion to transfer the case to the United States District Court in and for the Northern District of Georgia. A hearing was held on August 17, 2001. In a decision from the Court dated October 15, 2001, the plaintiffs request for a preliminary injunction was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001 the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals.

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

     While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties, so the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

                                VitalWorks Inc.

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or "EDI", transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company may continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in July 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company delivered to WebMD the stock certificate evidencing the 1,929,012 shares of Company common stock that was issued by the Company earlier this year under the prior agreements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

          None

(B)  REPORTS ON FORM 8-K

          None

                                VitalWorks Inc.

         Form 10-Q for the Three-month Period Ended September 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VitalWorks Inc.


                                       /s/ Michael A. Manto             11/14/01
                                       -----------------------------------------
                                       Michael A. Manto                     Date
                                       Executive Vice President and
                                       Chief Financial Officer



                                       /s/ Joseph M. Walsh              11/14/01
                                       -----------------------------------------
                                       Joseph M. Walsh                      Date
                                       Chairman and Chief Executive Officer