Form 10-K405
period 2001-12-31
VITALWORKS INC
filed 2002-03-29
CIK 1028584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-12799
                                VITALWORKS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                          59-2248411
 (State or other jurisdiction   (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

             239 ETHAN ALLEN HIGHWAY, RIDGEFIELD, CONNECTICUT 06877 (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of March 15, 2002 (based on the closing sale price of the Registrant's common stock, par value $.001 per share, as reported on the Nasdaq National Market on such date) was approximately $200 million. 39,418,159 shares of common stock were outstanding as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be held on June 12, 2002, are incorporated herein by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VITALWORKS INC.

                                   FORM 10-K

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................     2
Item 2.   Properties..................................................    19
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission Of Matters To A Vote Of Security Holders.........    21

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    32
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in And Disagreements With Accountants On Accounting
          and Financial Disclosure....................................    33

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    33
Item 11.  Executive Compensation......................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    33
Item 13.  Certain Relationships and Related Transactions..............    33

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    33
Signatures............................................................    67

VitalWorks is a registered trademark of VitalWorks Inc. All other trademarks and company names mentioned are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     VitalWorks Inc., formerly known as InfoCure Corporation ("VitalWorks" or the "Company"), is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, training, electronic data interchange ("EDI") services for patient billing and claims processing, and a variety of Web-based services.

     The Company was incorporated in Delaware in November 1996. Prior to July 10, 1997, the Company conducted no significant operations and generated no revenue. On July 10, 1997, the Company completed its initial public offering and the acquisitions of two medical companies. During the remainder of 1997 and 1998, the Company completed acquisitions of seven additional medical companies. In 1999, the Company acquired seven additional medical businesses, as well as technology assets in connection with the acquisition of PhyNet EDI Solutions, L.L.C. In addition, during the period July 10, 1997 through the end of 2000, the Company acquired 19 companies that made up its former dental business.

     On March 5, 2001, the Company spun-off its dental business through a pro rata distribution to its shareholders of all the outstanding common stock (the "Distribution") of PracticeWorks, Inc. ("PracticeWorks"), previously a wholly-owned subsidiary of VitalWorks. As a result of the Distribution, PracticeWorks became an independent public company operating what was formerly VitalWorks' dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. Accordingly, PracticeWorks has been accounted for as discontinued operations. All information contained in this report, unless otherwise indicated, has been restated to reflect the Distribution. The Company relocated its executive offices to Connecticut and began doing business as "VitalWorks" in Connecticut following the Distribution. The material terms of the Distribution are described herein.

INDUSTRY BACKGROUND

     Healthcare costs in the United States have risen dramatically over the past two decades, amounting to approximately $1.3 trillion in 2000, according to the Centers for Medicare and Medicaid Services, and are expected to grow to $2.2 trillion in 2008. Federal and state governments, insurance carriers and other third-party payors have taken actions to control these rising costs. As a result, physicians are under increasing pressure to reduce costs and operate their practices more efficiently. One of the ways in which third-party payors have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model, which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee, and capitated models of reimbursement. The result of these generally more restrictive reimbursement models has been a dramatic increase in the complexity of accounting, billing, and payment collection for healthcare services.

     To address these challenges, healthcare providers are increasingly utilizing information technology, including practice management systems. Practice management systems include a range of software products and services for physicians and other providers of healthcare services. Most practice management systems provide several common functions, including practice administration functions such as patient scheduling and financial functions such as patient billing and receivables management, and may include clinical functions such as patient charting and treatment planning.

     The continued evolution of information and telecommunication technologies has led to the development of a variety of electronic tools that can be integrated with practice management systems, helping to improve healthcare practices' cash flow. Among these is EDI which expedites the submission of healthcare insurance claims to third-party payors and expedites the receipt of reimbursement. Paper claims require more time and are significantly more expensive to prepare, file, and process than electronically submitted claims. According to American Health Consultants, a publisher of healthcare newsletters, the combined costs to payors and providers of processing a manual claim total approximately 15% of the average claim amount. EDI transactions, on the other hand, can be processed directly with third-party payors or channeled through processing clearinghouses at significantly lower costs to the provider and the payor. Because of these significant cost savings, some payors are beginning to require practitioners to submit reimbursement claims electronically. In addition, new regulations mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require the industry to move to a single electronic format accepted by all payors. This will simplify the process of electronically exchanging information and thereby enhance the utilization of electronic claim submission and open the doors to many other types of burgeoning EDI services, such as electronic remittance advice, eligibility checks, claim status checks, and referral authorizations, that offer extraordinary potential but have also been relatively slow to gain widespread acceptance and usage.

     The application service provider ("ASP") delivery model is also beginning to gain some traction in the industry. By accessing an application over the Internet through a common Web browser, ASP applications frequently require less in-office hardware, minimize system administration and provide greater scalability. With the rapid expansion of reliable broadband Internet services and the technologies that support these services, ASP will likely become an increasingly more popular option for healthcare information systems.

PRODUCTS AND SERVICES

     VitalWorks offers a wide range of practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate the administrative, financial, and clinical information management functions of office-based physician practices, hospital-based physician practices, and large healthcare enterprises, clinics, and organizations.

  Types of Products

     Each VitalWorks' product addresses the management of healthcare data in one or more of several different areas. These areas include:

     - Financial management, including patient billing, insurance processing, receivables and collections management.

     - Administrative management, including appointment scheduling, patient registration, patient correspondence, and referral analysis.

     - Clinical data management, including complete documentation of patient visits, prescription writing, patient medical history, and treatment planning.

     - EDI, including electronic processing of claims and patient statements.

  Targeted Specialties

     In addition to addressing the needs of primary care and general medical practices and clinics, many of the Company's software products have been designed to address the specific needs of specialty practices, providing competitive advantages over "general medical" products. For example, anesthesiologists are required to bill their services on the basis of time units, and radiologists require specialized scheduling, film tracking, and image delivery capabilities. VitalWorks' targeted specialties include:

     Office-based physician specialties:

     - Ophthalmology

     - Dermatology

     - Plastic Surgery

     - Oncology

     - Podiatry

     Hospital-based physician specialties:

     - Radiology

     - Anesthesiology

     - Emergency Medicine

     - Pathology

     Enterprise-level groups:

     - Large physician groups

     - Physician networks

     - Clinics

     - Service bureaus

     - Management Service Organizations

     - Independent Physician Associations

  Principal Products

     The Company's principal products are the main practice management products used by its clients. Each principal product falls into one of two categories:
"core" products or "classic" products. VitalWorks' core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms offered by the Company. In addition, core products are the primary products offered to the Company's targeted practice areas. Classic products, while continuing to offer adequate functionality, typically lack advanced practice management features and are not designed for the latest generation of operating systems. The Company actively markets seven core products and supports 22 classic products. VitalWorks believes that there is a significant opportunity to provide system upgrades to those clients using classic and other non-core products by providing a migration path to VitalWorks' core products. While VitalWorks primarily markets its core products, it will continue to provide customer support for its classic products until it determines that it is no longer cost effective or practically possible to do so. In addition, approximately 15% of VitalWorks' clients are currently using products that were written for operating systems or hardware platforms that are no longer supported by their respective vendors. The Company is actively promoting the migration of these clients to newer products and intends to retire these products at the earliest possible opportunity.

     The Company believes that while desktop systems will continue to be based primarily on some version of the Microsoft Windows family of operating systems, a significant number of physician, patient, and office functions will require Internet connectivity and demand a more platform-neutral approach. Consequently, the Company's research and development efforts for new products are centered around building platform independent applications using proven technologies.

  Auxiliary Products

     In addition to its principal practice management products, VitalWorks offers a variety of auxiliary products. While some of these products may operate on a stand-alone basis, these are typically add-on modules to the Company's principal products. Auxiliary products allow the Company to leverage its large client base for additional sales revenue, as well as generate interest and competitive advantage for its core products. These auxiliary products include:

     - Decision support tools -- VitalWorks offers several different decision support tools designed to supplement the analytical features of the Company's practice management software products. They enable physicians to access, sort, and display data according to user-selected criteria, including payor, referral source, reimbursement rate, time interval, and/or many other variables.

     - Wireless data entry -- Physicians using wireless data entry can enter and review data from a handheld computing device, via wireless transmission.

     - Palm integration -- Palm integration allows physicians to download data to Palm-compatible handheld computing devices, for easy data access while away from the office.

     - Web-based services -- Web-based services include radiology image and report distribution, patient and office staff communication, appointment and prescription refill requests, and patient account inquiry.

     - Product interfaces -- The Company provides connectivity between its principal products and a variety of third-party products, such as hospital information systems, lab information systems, coding systems, picture archive and communication systems ("PACS"), and image and scanning systems.

  EDI Services

     The Company's core software products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. VitalWorks generates revenues by facilitating EDI transactions, currently processing more than five million EDI transactions each month. EDI remains a key element of the Company's recurring revenue and the Company intends to continue expanding its overall EDI product offering to capitalize on growth opportunities in the EDI market. Current EDI services include:

     - RapidBill(TM) electronic patient billing -- Provides comprehensive, automated patient statement processing services.

     - RapidClaims(TM) electronic claims submission -- Provides electronic submission of insurance claims from client offices to payors, either directly or through independent national clearinghouses.

     - RapidRemit(TM) electronic claims remittance -- Provides electronic remittance of insurance payments and automatically posts explanation of benefits data into the practice management system.

     - RapidCheck(TM) electronic eligibility verification -- Provides electronic access to insurance and managed care plans to determine a patient's eligibility and covered benefits.

  Future Products

     In addition to the development of a number of auxiliary products in 2001, the Company's research and development efforts focused largely on three primary products: RadConnect(TM) RIS, RadConnect(TM) Results, and a Web-based patient/practice communication product.

     - RadConnect(TM) RIS is the Company's next generation radiology information system. Radiology information systems (commonly referred to as RIS) are the primary systems used by imaging centers and radiology practices to manage patient processing, staff and resource scheduling, and workflow. By employing a familiar browser-based graphical user interface, platform-independent operation, and the flexibility of ASP or practice-hosted deployment, RadConnect(TM) RIS will provide technology and benefits, which the Company believes are unavailable with other systems in VitalWorks' market.

     - RadConnect(TM) Results is a Web-based image and report distribution system. By delivering images and reports via the Internet, time-consuming administration and delays are avoided, as well as the costs associated with duplicating films and delivery services. The Company believes this service can provide a significant benefit to referring physicians and enhance the level of care delivered to patients.

     - Finally, the Company's Web-based patient/practice communication product will offer a wide variety of Web-based patient services, including online registration, account review, bill payment, appointment inquiries, and prescription refill requests. This package can be integrated with the physician's VitalWorks application, and may be securely accessed directly through the practice's Web site. The Company believes this new offering can provide valuable services to the patients, while simplifying administrative tasks and saving staff time.

     All three of these products are expected to be commercially available in the second half of 2002.

     In addition to these three products, VitalWorks has also begun the planning and development of the next generation of its billing and clinical products, which the Company believes will bring its core product offerings to the forefront of technology, and provide a common technology platform for all its core products.

  Services

     VitalWorks believes that a high level of customer service is important to the successful marketing and sale of its products. The Company provides a comprehensive suite of training, consulting, and technical support services to implement and support its products.

     - Software Maintenance -- Under the terms of the Company's standard license agreement, customers pay a periodic maintenance fee (i.e., monthly, quarterly, annually). The fee charged to a customer is generally a fixed percentage of the then-current list price (at time of contract signing) of the licensed software used by the customer. This fee entitles customers to technical support and to any updates and enhancements for their software, if and when they are commercially released.

     - Hardware Maintenance -- Similar to software maintenance, customers can contract with the Company for maintenance of their hardware. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on site field service support. The Company subcontracts with various third party hardware experts to provide a significant amount of its on site field service support.

     - Consulting and Training Services -- The Company offers consulting, training, and implementation services on a time and materials basis. Based on a customer's technical and application knowledge, the customer can customize a program with the Company that provides them with the appropriate level of upfront and ongoing consulting and training support. Typically customers who purchase new or add-on systems will utilize the Company's implementation services.

     - Enhanced Technical Support -- Customers also have the option of paying a higher fee to receive preferred status for phone support along with packaged consulting and training services for the duration of their enhanced support contract.

     The customer's ability to select and customize the level of consulting, training, and technical support services to their needs permits the Company to provide high quality services on a profitable basis. VitalWorks' services and support organization consisted of 357 employees as of December 31, 2001.

RESEARCH AND DEVELOPMENT

     The Company's development efforts are focused on new products including its Internet-enabled products, as well as maintaining the stability and competitiveness of its current product offerings. Historically, VitalWorks' research and development efforts have principally involved the incorporation of the best technologies from each acquired product into its core practice management systems. While the Company continues to incorporate the best functionality from its acquired products, this is only one of the tasks that the development staff is charged with. The Company's research and development department is also responsible for coordinating the activities of developers and product managers on all cross-specialty development efforts. These activities include researching emerging technologies in both the healthcare and technology sectors, carefully evaluating each for their ability to enable physicians to deliver better healthcare to their patients more efficiently, and establishing best practices for the Company's development efforts. The Company's research and development organization was composed of 138 employees as of December 31, 2001 and are currently co-located with support staff primarily in three locations: Daytona, Florida; Birmingham, Alabama; and Minneapolis, Minnesota. This co-location of staff helps to keep staff focused on industry specific applications and provide cross communication between the support staff, which are in constant communication with the customer thus providing the best quality products for the Company's customer's needs.

     In 2001, 2000 and 1999, the Company's research and development expenses, which are net of capitalized software development costs in 2001, were $10.9 million, $13.8 million and $11.5 million, or 10.2%, 13.7% and 7.7% of total revenues, respectively. In 2001, the Company capitalized $4.6 million of third-party software developer fees in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

SALES AND MARKETING

     VitalWorks markets and sells its products in the United States through a direct sales force, composed of 64 sales and marketing personnel as of December 31, 2001. The Company has sales offices at its headquarters in Ridgefield, Connecticut and in other U.S. locations, including Birmingham, Alabama; Daytona, Florida; Minneapolis, Minnesota; Portland, Oregon; and Cincinnati, Ohio. In addition, many of the Company's sales staff are based from home offices throughout the United States. Product support and training are available as well through many of these locations. The Company organizes its sales force by specialty practice area and hardware platform. The sales force is trained to understand the specialty-specific needs of its customers.

     Within its existing customer base, the Company promotes and sells system upgrades, maintenance services, and EDI services. In addition, VitalWorks targets new customers principally through direct mail campaigns, telemarketing, seminars, trade shows and advertisements in various publications. In addition, senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced potential customers. Sales cycles generally average three to four months for small office-based systems to as much as six to 12 months for clinical and large scale systems.

     In the past three fiscal years, no one customer has accounted for more than 10% of total revenues.

INTELLECTUAL PROPERTY

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property and proprietary rights. The Company also believes that various factors, including the skills of its personnel, new product developments, product enhancements, name recognition and reliable support services, are necessary to become and remain an industry leader. The Company seeks to protect its software by various methods, including trade secret and copyright laws, which afford only limited protection.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and such problems may persist. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology.

     The Company has entered into source code escrow agreements with a limited number of its customers requiring release of source code under certain limited conditions, including any bankruptcy proceeding by or against the Company, cessation of the Company's business or the Company's failure to meet its contractual obligations.

     The Company relies upon certain software that is licensed from third parties, including software that is integrated with some of the Company's internally developed software and/or is used with some of the Company's products to perform certain functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms and therefore could adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by the Company with respect to the Company's products or enhancements thereto.

     The Company distributes its software under software license agreements that grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products.

COMPETITION

     VitalWorks' principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally focused companies, comprising a highly fragmented industry with only a few national vendors. Until recently, larger, national vendors have targeted primarily large healthcare providers. The Company believes that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, VitalWorks competes with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for the Company's products and services expands, additional competitors are likely to enter this market. The Company believes that the primary competitive factors in its markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

     VitalWorks has experienced, and it is anticipated that it will continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. VitalWorks expects additional competition as other established and emerging companies enter into the practice management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of VitalWorks' existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require the Company to reduce the price of its software and complementary products, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that VitalWorks will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

PRIVACY ISSUES

     Because VitalWorks' applications and services are utilized to transmit and manage highly sensitive and confidential health information, the Company must address the security and confidentiality concerns of its customers and their patients. To enable the use of its applications and services for the transmission of sensitive and confidential medical information, the Company utilizes advanced technology designed to ensure a high degree of security. This technology generally includes:

     - security that requires both user IDs and passwords to access the Company's systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

     - encryption of data relating to the Company's ASP applications transmitted over the Internet;

     - use of a mechanism for preventing outsiders from improperly accessing private data resources on the Company's internal network and its ASP applications, commonly referred to as a "firewall."

     The level of data encryption utilized by VitalWorks' products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with HIPAA. VitalWorks also encourages each of its customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer network.

     Internally, the Company works to ensure the safe handling of confidential data by employees in its electronic services department by:

     - using individual user names and passwords for each employee handling electronic data; and

     - requiring each employee to sign an agreement to comply with all Company policies, including its policy regarding handling of confidential information.

     VitalWorks monitors proposed regulations that might affect its applications and services to ensure that the Company is in compliance with such regulations when and if they are effected.

HEALTHCARE REGULATION

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. As a participant in the healthcare industry, the Company's operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. The Company reviews its practices in an effort to determine compliance with applicable laws. However, laws governing healthcare are both broad and, in some respects, vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new products or services similar to VitalWorks'. Any determination by a state or federal regulatory agency that any of the Company's practices violate any of these laws could subject the Company to civil or criminal penalties, require the Company to change or terminate some portions of its business and have a material adverse effect on the Company's business.

     The relevant healthcare laws are:

     HIPAA. The administrative simplification provisions of HIPAA and the various regulations which have been proposed and enacted to implement the administrative simplification provisions include five healthcare-related standards governing, among other things:

     - electronic transactions involving healthcare information,

     - privacy of individually identifiable health information, and

     - security of healthcare information and electronic signatures.

     The regulations governing the electronic exchange of information establish a standard format for the most common healthcare transactions, including health claims, enrollment, payment and eligibility. The regulations require compliance by October 16, 2002 unless a covered entity submits a compliance plan by such date requesting an extension for compliance until October 16, 2003. The Company intends to ensure its compliance with the regulations, as applicable. Many of the Company's customers are subject to the transaction standards and the standards will affect the Company's processing of healthcare transactions among physicians, payors, patients and other healthcare industry participants.

     The regulations promulgated pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information by certain healthcare organizations. Most healthcare entities covered by the rule must comply by April 14, 2003. A substantial part of the Company's activities involves the receipt or delivery of confidential health information concerning patients of its customers in connection with the processing of healthcare transactions and the provision of technical services to participants in the healthcare industry. The regulations may restrict the manner in which the Company transmits and uses certain information.

     The proposed security regulations enacted pursuant to HIPAA establishing security and electronic HIPAA signature standards have not been finalized yet. When effective, the security regulations will require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. The security standards may require the Company to enter into agreements with certain of its customers and business partners restricting the dissemination of health information and requiring implementation of specified security measures.

     Overall, HIPAA may require substantial changes to many of the Company's applications, services, policies and procedures that could require the Company to make significant financial investments, may require the Company to charge higher prices to its customers and may also affect the Company's customers' purchasing practices.

     See further discussion regarding HIPAA below in "Forward-Looking Statements and Risk Factors."

     Other Privacy Requirements. In addition to the privacy rule under HIPAA, most states have enacted or are considering patient confidentiality laws, which would further prohibit the disclosure of confidential medical information. HIPAA establishes minimum standards and preempts conflicting state laws, which are less restrictive than HIPAA regarding health information privacy, but does not preempt conflicting state laws that are more restrictive than HIPAA. The Federal Trade Commission and various state attorneys general are applying federal and state consumer protection laws to privacy issues.

     FDA. The Food and Drug Administration ("FDA") is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act. Computer applications and software are generally subject to regulation as medical devices requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment or prevention of disease. If the FDA decided that the Company's products and services should be subject to FDA regulation or if in the future, the Company expanded its application and service offerings into areas that may subject the Company to FDA regulation, the costs of complying with FDA requirements could be substantial. Application of the approval or clearance requirements could create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. The Company's compliance efforts could prove to be time consuming, burdensome and expensive on the basis of the novel application of the FDA to us, and this could have a material adverse effect on the Company's ability to introduce new applications or services in a timely manner and may require the Company to charge higher prices.

     The Federal Anti-Kickback Law. The federal Anti-Kickback Law includes a prohibition against the direct or indirect payment or receipt of any remuneration in order to induce the referral of business or patients reimbursable under Medicare, Medicaid and certain other federal healthcare programs. Violations of the federal Anti-Kickback Law may result in criminal liability, a felony conviction punishable by a maximum fine of $125,000, imprisonment up to five years, or both, exclusion from the government programs, and civil monetary sanctions. Many states also have similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare and Medicaid. The Federal Anti-Kickback Law has been in existence since 1977 and applies broadly to all kinds of providers and suppliers. If the activities of a customer of the Company or other entity with which the Company has a business relationship were found to constitute a violation of the Federal Anti-Kickback Law or other similar anti-kickback or anti-referral laws, and the Company, as a result of the provision of products or services to such customer or entity, were found to have knowingly and willfully participated in such activities, the Company could be subject to sanction or liability under such laws.

     Stark Law. The federal Stark Law restricts referrals by physicians of Medicare, Medicaid, and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. If the activities of a customer of the Company or other entity with which the Company has a business relationship were found to constitute a violation of anti-referral laws, and the Company was found to have knowingly participated in such activities, the Company could be subject to sanction or liability under such law.

     The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties. Federal regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil penalties, including treble damages. In addition, Medicare, Medicaid and other federal statutes provide for criminal penalties for such false claims. If, during the course of providing services to the Company's customers, the Company provides assistance with the filing of such claims, and the Company was found to have knowingly participated, or participated with reckless disregard, in such activities, the Company could be subject to sanction or liability under such laws.

EMPLOYEES

     As of December 31, 2001, the Company employed 662 persons, including 64 in sales and marketing, 357 in customer support and services, 138 in research and development and 103 in administration, human resources, information technology, finance and management. None of the Company's employees is subject to a collective bargaining arrangement. The Company considers its relations with its employees to be satisfactory.

     The executive officers of the Company are as follows:

  Joseph M. Walsh

     Joseph M. Walsh, age 42, has served as President and Chief Executive Officer and as a director of VitalWorks since March 2001 and Chairman since June 2001. From April 2000 until March 2001, Mr. Walsh served as president of the Company's medical software division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a healthcare practice management company specializing in oral and maxillofacial, and plastic surgery practices. VitalWorks acquired Micro-Designs in 1998.

  Stephen N. Kahane

     Stephen N. Kahane, M.D., M.S., age 44, has served as Vice Chairman and Chief Strategy Officer and as a director of VitalWorks since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer, of the Company's medical software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. Datamedic was acquired by VitalWorks in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

  Michael A. Manto

     Michael A. Manto, age 43, has served as Executive Vice President and as a director of VitalWorks since March 2001 and as Chief Financial Officer since April 2001. From July 2000 until March 2001, he served as Executive Vice President of the Company's medical software division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto, a certified public accountant, was with Ernst & Young.

  Kevin M. Silk

     Kevin M. Silk, age 38, has served as Vice President of Finance and Business Development of VitalWorks since March 2001, and was Vice President of Finance of the Company's medical software division between October 2000 and March 2001. From 1995 to 2000, Mr. Silk was with Hyperion Solutions Corporation, a multinational business software company, where he served in the capacities of Director of Business Development and Senior Director of Financial Planning and Analysis. Prior to joining Hyperion, Mr. Silk, a certified public accountant, was with Seavex LTD and Ernst & Young.

  C. Daren McCormick

     C. Daren McCormick, age 40, has served as Chief Operations Officer of VitalWorks since March 2001. He was Chief Operations Officer of the Company's medical software division between April 2000 and March 2001. From July 1999 until April 2000, he served as Vice President of Systems Engineering and from October 1998 until July 1999, he served as Vice President of Business Development. From 1995 until October 1998, he served as Senior Manager of Research and Development of the Healthcare Systems Division of Reynolds and Reynolds, a healthcare practice management company. The Company acquired the Healthcare Systems Division of Reynolds and Reynolds in October 1998.

  Stephen Hicks

     Stephen Hicks, age 43, has served as Vice President and General Counsel of VitalWorks since March 2001. He was Vice President of the Company's medical software division between August 2000 and March 2001. Prior to joining VitalWorks, he was First Deputy Commissioner at the New York State Division of Housing from January 1999, and worked from February 1995 to December 1998 on the executive staff of Dennis C. Vacco, the New York State Attorney General. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.

THE DISTRIBUTION

     On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its PracticeWorks, Inc. subsidiary ("PracticeWorks" or "Division"), a provider of practice management software for dental and oral surgery practices, to the Company's stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of PracticeWorks common stock to VitalWorks' stockholders of record as of February 21, 2001 (the "Record Date") resulting in PracticeWorks becoming an independent, publicly traded company. Immediately prior to the Distribution, VitalWorks effectively transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $28.9 million of net assets, as adjusted, in connection with the Spin-Off. VitalWorks' stockholders received one share of PracticeWorks common stock for every four shares of VitalWorks common stock owned as of the Record Date. No proceeds were received by VitalWorks in connection with the Distribution.

     In connection with the Distribution of PracticeWorks in March 2001, VitalWorks and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters including the treatment of options to purchase VitalWorks common stock as a result of the Distribution (see Note C of the accompanying financial statements for further discussion). PracticeWorks employees exchanged approximately 7.4 million VitalWorks stock options with a weighted average exercise price of $7.74 for PracticeWorks stock options, thereby canceling the VitalWorks stock options. Stock options of approximately
8.4 million with a weighted average exercise price of approximately $7.20 held by VitalWorks employees prior to the Distribution, who did not become PracticeWorks employees subsequent to the Distribution, were converted to approximately 17.7 million options with an average price of approximately $3.40 in order to preserve the intrinsic value of the options.

     For purposes of governing certain of the ongoing relationships between PracticeWorks and the Company and to provide for an orderly transition to the status of two independent companies, PracticeWorks and the Company entered into various agreements. Among other things, these agreements define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of the Company, they are not the result of negotiations between independent parties, although the Company and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between the Company and PracticeWorks and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, either company has indemnified the other and/or may become obligated with respect to certain representations, warranties, commitments and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

Distribution Agreement

     Prior to the Distribution Date, the Company and PracticeWorks entered into the Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution and other agreements relating to the continuing relationship between PracticeWorks and the Company after the Distribution. Pursuant to the Distribution Agreement, the Company transferred to PracticeWorks all of the assets and liabilities relating to the Company's information management technology business for dentists, orthodontists and oral and maxillofacial surgeons.

     Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed, and agreed to indemnify the Company against, all liabilities, litigation and claims, including related insurance costs, arising out of PracticeWorks' business, and the Company retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of the Company's business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

     The Distribution Agreement provides that each of the Company and PracticeWorks will be granted access to certain records and information in the possession of the other, and will require the retention by each of the Company and PracticeWorks for a period of eight years following the Distribution Date of all of this information in its possession. Also, the Distribution Agreement provides for a three-year period during which neither the Company nor PracticeWorks may solicit pre-existing customers or employees of the other party.

Transition Services Agreement

     The Company and PracticeWorks entered into the Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, the Company provided to PracticeWorks services including insurance-related services and employee benefit services, and PracticeWorks provided to the Company services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll for a fee of $.4 million in 2001. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. This agreement terminated on December 31, 2001. Management believes that the terms and conditions were as favorable to the Company as those available from unrelated parties for a comparable arrangement.

Tax Disaffiliation Agreement

     The Company and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify the Company for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify the Company for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. The Company will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) the Company breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by the Company or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, the Company and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

     PracticeWorks will also indemnify the Company for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

Employee Benefits and Compensation Allocation Agreement

     VitalWorks and PracticeWorks entered into the Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase VitalWorks common stock held by VitalWorks employees who became PracticeWorks employees. This agreement provides that VitalWorks options held by VitalWorks employees who became PracticeWorks employees immediately following the Distribution may be replaced by PracticeWorks options. PracticeWorks employees whose VitalWorks options were fully vested as of the Distribution Date had the right to surrender their vested VitalWorks options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any VitalWorks employees who became PracticeWorks employees who chose not to surrender their vested VitalWorks options during this time period continued to hold VitalWorks options which expired generally within 30 to 90 days from the Distribution Date (June 3, 2001). PracticeWorks employees who were not fully vested in VitalWorks options as of the Distribution Date had their VitalWorks options exchanged for PracticeWorks options as of the Distribution Date (see Note J of the accompanying financial statements for further discussion).

FORWARD-LOOKING STATEMENTS AND RISKS FACTORS

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein contain "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties, and thus actual results may vary materially from those described herein. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, risks inherent in operating VitalWorks and PracticeWorks (spun-off in March 2001) as independent public companies, uncertainties concerning VitalWorks' future capital needs and the ability to obtain capital, changes of accounting estimates used to prepare the prior period's financial statements, and changing economic, political and regulatory influences generally, and specifically, on the healthcare industry. A significant portion of the Company's quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements that speak only as of the date hereof.

     The following are some of the factors that could cause VitalWorks' actual results to differ materially from the expected results described in its forward-looking statements.

VitalWorks' quarterly operating results may vary because of the timing of sales and expenses. In addition, the Company has experienced losses in the past.

     VitalWorks' operating results may vary significantly from quarter to quarter. In addition, VitalWorks has experienced historical losses. VitalWorks' operating results may be influenced by such factors as:

     - Release of new products and services and the rate of adoption of these products and services by new and existing customers;

     - Timing of and costs related to development of its new products;

     - Length of sales and delivery cycles;

     - Size and timing of orders for the Company's products;

     - Changes in customer purchasing patterns;

     - Competition, including product offerings, price, and service;

     - Timing of and charges associated with completed acquisitions or other events; and

     - Levels of advertising and promotional expenditures.

     In addition, the Company tends to operate with a minimal amount of software licensing and system sales backlog, and a significant portion of its quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. Due to these and other factors, the Company's revenues will be difficult to forecast. A major portion of the Company's expenses, such as personnel and facilities, are of a fixed nature, and a shortfall or decline in quarterly revenues would typically result in lower profitability or losses. As a result, comparison of the Company's quarter-to-quarter financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting the operating results of the Company, it is likely at some point in the future that the Company's results will not meet the expectations of public market analysts or investors. A deviation from such expectations would likely have an adverse effect upon the price of the Company's stock.

VitalWorks' growth could be limited if it is unable to attract and retain qualified personnel.

     VitalWorks believes its success depends largely on its ability to attract and retain highly skilled technical, managerial and marketing personnel to develop its products and services. Individuals with the information technology skills VitalWorks needs to further develop its products and services are in short supply and competition for qualified personnel is particularly intense. VitalWorks may not be able to hire the necessary personnel to implement its business strategy, or it may need to pay higher compensation for employees than it currently expects. There can be no assurance that the Company will succeed in attracting and retaining the personnel it needs to continue to grow and to implement its business strategy. In addition, VitalWorks depends on the performance of its executive officers and other key employees. The loss of any member of VitalWorks' senior management team could negatively impact its ability to execute its corporate strategy.

If VitalWorks fails to protect its intellectual property rights from third party challenges, it may significantly impair VitalWorks' competitive position.

     VitalWorks relies on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to VitalWorks' software applications. VitalWorks' software technology is not patented and existing copyright laws offer only limited practical protection. In addition, in the past VitalWorks had not generally entered into confidentiality agreements with its employees. Although current practices require all new employees to sign confidentiality agreements, not all existing employees have signed agreements. VitalWorks cannot guarantee that the legal protections that it relies on will be adequate to prevent misappropriation of its technology.

     Further, these protections do not prevent independent third-party development of competitive products or services. Unauthorized parties may attempt to copy or otherwise obtain and use VitalWorks' products or technology. Monitoring use of VitalWorks' products is difficult, and VitalWorks cannot assure you that the steps it has taken will prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States.

Intellectual property infringement claims against VitalWorks could be costly to defend and could divert management's attention away from VitalWorks' business.

     As the number of software products in VitalWorks' target markets increases and as the functionality of these products overlaps, VitalWorks may become increasingly subject to the threat of infringement claims. VitalWorks cannot guarantee that third parties will not assert infringement claims against it in the future. Any infringement claims alleged against VitalWorks, even if without merit, can be time-consuming and expensive to defend. Any infringement claims may divert management's attention and resources and could also cause delays in the delivery of VitalWorks' applications to its customers. Settlement of any infringement claims could require VitalWorks to enter into costly royalty or licensing agreements. If a claim of product infringement against VitalWorks were successful and VitalWorks were unable to license the infringing or similar technology, its business, financial condition and results of operations could be harmed.

VitalWorks may undertake acquisitions, which can increase costs, divert management resources from core business activities, or fail to realize anticipated benefits of such acquisitions.

     VitalWorks may undertake acquisitions if it identifies companies with complementary applications, services, businesses or technologies. VitalWorks may not achieve any of the anticipated synergies and other benefits expected to be realized from these acquisitions. In addition, software companies are very dependent on their employees to maintain the quality of their software offerings. If VitalWorks were unable to retain the acquired companies' personnel or integrate them into the Company, the value of the acquired products and technology could be compromised. VitalWorks' profitability may suffer because of acquisition-related costs or amortization of intangible assets. Similarly, the time and expense associated with finding suitable and compatible companies to enhance VitalWorks' product offering could disrupt VitalWorks' ongoing business and divert its management's focus.

Technology solutions may change faster than VitalWorks is able to update its technology, which could cause a loss of customers.

     The information management technology market in which VitalWorks competes is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. VitalWorks' success depends partly on its ability to:

     - develop new or enhanced existing applications, software and services to meet its customers' changing needs in a timely and cost-effective way; and

     - respond effectively to technological changes and new product offerings of its competitors.

     VitalWorks cannot be sure it will be able to accomplish these goals. Many of VitalWorks' competitors may develop products or technologies that are better or more attractive than VitalWorks' or that may render VitalWorks' technology or applications obsolete. If VitalWorks does not succeed in adapting its technology, its business could be harmed.

VitalWorks is subject to government regulation and legal uncertainties, the compliance with which could have a material adverse effect on its business.

     HIPAA. As outlined above in "-- Healthcare Regulation", Federal regulations have been adopted, and others proposed, that will impact the manner in which VitalWorks conducts its business. HIPAA regulations may require VitalWorks to expend significant resources to comply with applicable requirements. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent it will be required to comply with those requirements, and what the deadline for compliance will be.

     Although VitalWorks will make a good faith effort to ensure that it complies with, and that its products enable compliance with, applicable HIPAA requirements, it may not be able to conform its operations and products to such requirements in a timely manner, or at all. The failure to do so could subject VitalWorks to civil liability when it is the business associate of a covered entity, and could subject it to civil liability and criminal sanctions to the extent it is regulated directly as a covered entity. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for its current and prospective customers could put VitalWorks at a significant disadvantage in the marketplace. Accordingly, the sale of its products and its business could be harmed by the implementation of HIPAA regulations.

     Other E-Commerce Regulation. VitalWorks may be subject to additional federal and state statutes and regulations in connection with offering Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that VitalWorks' products and services are subject to these laws and regulations, the sale of its products and services could be harmed.

Changes in state and federal laws relating to confidentiality of patient medical records could limit VitalWorks' customers' ability to use its services.

     There can be no assurance that changes to state or federal laws will not materially affect or restrict the ability of healthcare providers to submit information from patient records using its products and services. Any such restrictions would inevitably decrease the value of its applications to its customers, which could materially harm VitalWorks' business. The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement security measures, which could entail substantial expenditures on the part of VitalWorks. Consequently, the sale of its products and its business could be harmed.

Changes in the regulatory and economic environment in the healthcare industry could cause the Company to lose revenue and incur substantial costs to comply with new regulations.

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require VitalWorks to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of VitalWorks' services by its strategic partners and others. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in VitalWorks' applications and services.

Larger competitors and consolidation of competitors could cause the Company to lower its prices or to lose customers.

     VitalWorks' principal competitors include both national and regional practice management systems vendors. Currently, the practice management systems industry in the United States is characterized by a large number of relatively small, regionally focused companies, comprising a highly fragmented industry with only a few national vendors. Until recently, larger, national vendors have targeted primarily large healthcare providers. The Company believes that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, VitalWorks competes with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for the Company's products and services expands, additional competitors are likely to enter this market. The Company believes that the primary competitive factors in its markets are:

     - product features and functionality;

     - customer service, support and satisfaction;

     - price;

     - ongoing product enhancements; and

     - the reputation and stability of the vendor.

     VitalWorks has experienced, and it is anticipated that it will continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. VitalWorks expects additional competition as other established and emerging companies enter into the practice management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

VitalWorks is dependent on partners/suppliers for delivery of EDI and hardware maintenance services; any inability of these suppliers to perform these services could negatively impact customer satisfaction and revenue.

     VitalWorks utilizes various third party suppliers to provide its customers with EDI transactions and on-site hardware maintenance. EDI revenue would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. Although other vendors are available in the marketplace to provide these services, it would take time to switch suppliers. If these suppliers were unable to perform such services or the quality of these services declined, it could have a negative impact on customer satisfaction and ultimately result in a decrease in the Company's revenues.

VitalWorks' systems may be vulnerable to security breaches and viruses.

     The success of VitalWorks' strategy to offer its EDI services and Internet solutions depends on the confidence of its customers in VitalWorks' ability to securely transmit confidential information. VitalWorks' EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. VitalWorks may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by VitalWorks' customers. Anyone who is able to circumvent VitalWorks' security measures could misappropriate confidential user information or interrupt VitalWorks', or VitalWorks' customers', operations. In addition, VitalWorks' EDI and Internet services may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by its customers causing them to seek out other vendors, and/or, damage the Company's reputation in the market making it difficult to obtain new customers.

If the marketplace demands subscription pricing and/or ASP-delivered offerings, VitalWorks' revenues may be adversely impacted.

     Even though VitalWorks is positioned to deliver its products and services under the subscription pricing model and ASP-delivered offerings, it currently derives substantially all of its revenues from traditional software license, maintenance and service fees, as well as the resale of hardware. Under this system, customers pay an initial license fee for the use of its products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, VitalWorks may be forced to adjust its strategy accordingly, by offering a higher percentage of its products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could adversely impact VitalWorks' quarterly and annual results of operations, as its revenues would initially decrease substantially. VitalWorks cannot assure you that the marketplace will not embrace subscription pricing and/or ASP offerings.

ITEM 2.  PROPERTIES

     VitalWorks currently occupies and leases eight facilities and owns one facility. These facilities are located in: Atlanta, Georgia; Beaverton, Oregon; Birmingham, Alabama; Minneapolis and Rochester, Minnesota; Daytona Beach, Florida; Carlsbad, California; Ridgefield, Connecticut; and Fairfield, Ohio. VitalWorks believes that its existing facilities are adequate for its current needs; however, if additional space is needed in the future, VitalWorks believes that suitable additional or alternative space will be available on commercially reasonable terms as needed.

     VitalWorks purchased one building in August 1999 and another building in January 2000. Prior to March 2001, the office buildings, located in Atlanta, Georgia, served as the Company's headquarters. One building was sold in January 2002 and the other is expected to be sold by December 2002. The Company's long-term debt with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, is collateralized by substantially all of the Company's assets and intellectual property rights.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2002, the Company settled the following shareholder lawsuits filed during the period June 2000 through January 2001 against InfoCure Corporation, several of its former officers and directors, and the law firm of Morris, Manning and Martin: Weiner, et al. v. InfoCure Corporation; Habermeier v. InfoCure Corporation; Runde v. InfoCure Corporation; Weintraub v. InfoCure Corporation; Memminger v. InfoCure Corporation; and Hafner v. InfoCure Corporation. These lawsuits, which were disclosed in previous filings with the Securities and Exchange Commission, related to matters alleged to have occurred in 1999 and early 2000 in connection with the sale of the plaintiffs' companies to InfoCure Corporation, now known as VitalWorks Inc. Under the terms of the settlement, which includes a settlement bar order signed by the Honorable Thomas Thrash, Federal District Court judge in the United States District Court for the Northern District of Georgia, all claims against VitalWorks and the individual defendants have been dismissed with prejudice and without admission of liability or wrongdoing. In addition, as part of the settlement, VitalWorks assigned certain claims it may have against third parties to plaintiffs, and VitalWorks is entitled to a portion of any recovery plaintiffs obtain from the third parties. This may result in a future reimbursement to the Company of a portion of the settlement amount/legal fees paid. The settlement costs, including legal fees, have been primarily borne by the Company's insurance carriers. The portion of the settlement amount, including legal fees, being paid by VitalWorks was accrued for in 2001 and is included in selling, general and administrative expenses of the accompanying statement of operations included in Item 8. Financial Statements and Supplementary Data.

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or EDI, transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company may continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in July 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company delivered to WebMD the stock certificate evidencing the 1,929,012 shares of the Company common stock that was issued by the Company in 2001 under the prior agreements.

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the Seventh Circuit Court of Appeals, which appeal has not yet been decided.

     The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with Plaintiff Sonia Abutog, a pedestrian. Title to the vehicle and lease rights is being determined. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

     While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of the year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     On March 6, 2001, the Company changed its trading symbol on the Nasdaq National Market to "VWKS." From January 29, 1999 until March 5, 2001, the Company's common stock was traded on the Nasdaq National Market under the trading symbol "INCX." From July 10, 1997 until January 29, 1999, the Company's common stock was traded on the American Stock Exchange under the symbol "INC." On March 25, 2002, the last reported sale price of the Company's common stock on the Nasdaq National Market was $5.60, and there were 1,535 record holders of the Company's common stock. The following table sets forth the high and low sales price per share of the Company's common stock for the periods indicated, as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $37.38   $14.75
Second Quarter..............................................   18.38     4.00
Third Quarter...............................................    6.44     3.50
Fourth Quarter..............................................    6.75     3.69

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $ 4.88   $  .94
Second Quarter..............................................    2.50     1.10
Third Quarter...............................................    3.40     2.00
Fourth Quarter..............................................    5.97     2.20

                                                               HIGH     LOW
                                                              ------   ------
2002
First quarter (through March 25)............................  $ 5.80   $ 4.25

     Dividend Policies. VitalWorks has never declared or paid any cash dividends on its common stock. VitalWorks currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of the Company's board of directors and will depend on then existing conditions, including its financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that its board of directors considers relevant. In addition, the Company's credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, prohibits payment of dividends.

     Sales of Unregistered Shares. At various times during the year, the Company issued 2,440,824 unregistered shares of its common stock, including 1,929,012 to WebMD Corporation in connection with preferred stock conversion rights. The Company also issued warrants to a lender and institutional investors to purchase 715,000 shares of the Company's common stock at exercise prices ranging from $4.80 to $6.90 per share. The unregistered shares and warrants were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                       ELEVEN
                                                                                       MONTHS
                                              FOR THE YEAR ENDED DECEMBER 31,          ENDED
                                          ---------------------------------------   DECEMBER 31,
                                            2001       2000      1999      1998         1997
                                          --------   --------   -------   -------   ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
REVENUES
  Maintenance and services..............  $ 83,961   $ 78,871   $87,127   $46,575     $ 30,704
  Software licenses and system sales....    22,425     22,186    61,916    39,783       23,041
                                          --------   --------   -------   -------     --------
Total revenues..........................   106,386    101,057   149,043    86,358       53,745
                                          --------   --------   -------   -------     --------
COSTS AND EXPENSES
Cost of revenues                                                           19,255       15,533
  Maintenance and services..............    18,734     19,252    16,799
  Software licenses and system sales....     6,267      8,886    23,160
Selling, general and administrative.....    54,371     70,688    76,104    42,586       38,161
Research and development................    10,871     13,833    11,470    13,861       10,652
Depreciation and amortization...........    26,207     27,966    11,206     4,110        3,850
Loss on headquarters building held for
  sale..................................     1,375
Impairment charges and other
  nonrecurring costs....................     8,252      6,632     4,743
Restructuring costs (credits)...........      (425)     9,338     4,124       843        6,589
Merger costs............................                          3,105        54
Purchased research and development......                                    9,000
Compensatory stock awards...............                          1,003                     64
                                          --------   --------   -------   -------     --------
                                           125,652    156,595   151,714    89,709       74,849
                                          --------   --------   -------   -------     --------
OPERATING LOSS..........................   (19,266)   (55,538)   (2,671)   (3,351)     (21,104)
Interest expense, net...................    (3,170)    (2,978)   (2,178)   (2,863)        (375)
                                          --------   --------   -------   -------     --------
LOSS FROM CONTINUING OPERATIONS, BEFORE
  INCOME TAXES AND EXTRAORDINARY ITEM...   (22,436)   (58,516)   (4,849)   (6,214)     (21,479)
Income tax benefit......................               (9,843)   (1,610)   (1,910)      (7,033)
                                          --------   --------   -------   -------     --------
LOSS FROM CONTINUING OPERATIONS.........   (22,436)   (48,673)   (3,239)   (4,304)     (14,446)
(Loss) income from discontinued
  operations, net of income tax
  (benefit) provision...................    (5,384)   (29,440)    2,308    (2,495)      (4,263)
Extraordinary item, net of income taxes
  income taxes..........................                         (2,863)
                                          --------   --------   -------   -------     --------
NET LOSS................................  $(27,820)  $(78,113)  $(3,794)  $(6,799)    $(18,709)
                                          ========   ========   =======   =======     ========
EARNINGS (LOSS) PER SHARE -- BASIC AND
  DILUTED
  Continuing operations, before
     extraordinary item.................  $  (0.60)  $  (1.45)  $ (0.12)  $ (0.22)    $  (0.93)
  Discontinued operations...............     (0.14)     (0.88)     0.08     (0.13)       (0.28)
  Extraordinary item....................                          (0.10)
                                          --------   --------   -------   -------     --------
  NET LOSS..............................  $  (0.74)  $  (2.33)  $ (0.14)  $ (0.35)    $  (1.21)
                                          ========   ========   =======   =======     ========
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES............................  $ 18,230   $ 12,756   $ 3,421   $ 5,101     $ (4,514)

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                           2001        2000       1999       1998       1997
                                           ----      --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents................  $12,988   $  5,969   $ 14,309   $  8,669   $  6,054
Working capital (deficit)................     (914)   (11,144)    25,993     (2,564)    (3,138)
Total assets.............................   92,949    145,994    196,271    196,940    133,834
Total long-term debt.....................   30,553     37,784     32,142     69,961     10,745
Convertible, redeemable preferred stock
  issuable...............................              10,000                 8,501
Stockholders' equity.....................   26,060     58,450    135,339     22,772     11,615

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties, and thus actual results may vary materially from those described herein. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, risks inherent in operating VitalWorks and PracticeWorks (spun-off in March 2001) as independent public companies, uncertainties concerning VitalWorks' future capital needs and the ability to obtain capital, changes of accounting estimates used to prepare the prior period's financial statements, and changing economic, political and regulatory influences generally, and specifically, on the healthcare industry. A significant portion of the Company's quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements that speak only as of the date hereof. Any forward-looking statements should be considered in light of these factors, as well as other risks as outlined above in Item 1. Business -- Forward-Looking Statements and Risks Factors.

OVERVIEW

     VitalWorks Inc. is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, training, electronic data interchange ("EDI") services for patient billing and claims processing, and a variety of Web-based services.

     Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. Approximately 70% of the Company's total revenues are of a recurring nature.

     The Company markets its products and services to three types of physician practices: hospital-based practices, including radiology and anesthesiology; large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices. Approximately an equal amount of revenues was derived from each of these three markets in 2001, with revenues from the small group market skewed more towards maintenance and services.

RESULTS OF OPERATIONS

  REVENUES

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                  2001      CHANGE    2000     CHANGE    1999
                                                  ----      ------   -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Maintenance and services........................  $83,961    6.5%    $78,871    (9.5)%  $87,127
Percentage of total revenues....................     78.9%              78.0%              58.5%
                                                  -------    ---     -------   -----    -------
Software licenses and system sales..............  $22,425    1.1%    $22,186   (64.2)%  $61,916
Percentage of total revenues....................     21.1%              22.0%              41.5%
                                                  -------    ---     -------   -----    -------

     Software license revenues (initial fees) and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software and/or hardware. In all cases, however, collection of any related receivable must be probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine support and product updates are recognized ratably over the term of the license agreement, which is typically three years. Training, consulting and EDI service revenues are recognized as the services are performed. Allowances for estimated future returns and discounts, as well as bad debts, are provided upon recognition of revenues.

     If the Company were to adopt new, or change its current, licensing practices in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the requisite accounting principles.

     The increase in maintenance and services revenues in 2001 is mainly attributable to (i) EDI transaction revenues of $1.6 million recognized in July 2001 in connection with the settlement agreement with WebMD Corporation ("WebMD") (see Item 3. Legal Proceedings above), (ii) an increase in maintenance fees of approximately $.7 million resulting from price increases that took effect primarily in the second half of the year, and (iii) additional EDI revenues of approximately $1.4 million that arose primarily in the fourth quarter from the conversion of a number of customer accounts to direct billing from VitalWorks for printing services performed by certain third parties that in prior periods had been billed directly by the printing vendor. Agreements with these printers, as revised, now call for the Company to bill its physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, the Company recognizes 100% of its direct billings as revenue versus an amount that was net of the printer's fees.

     In 2000, maintenance and services revenues declined due to a reduced selling initiative, which resulted in a decrease in the overall number of newly installed systems in 2000. As a result, less maintenance and services revenue was realized. This decrease was partially offset by an increase in revenue of $2.7 million associated with new third-party marketing and e-commerce agreements that were entered into in 2000, and to a lesser extent, an increase of approximately $.5 million in EDI revenue from an increase in the number of practices using this service.

     Software license and system revenues rose slightly in 2001 primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). The increase in unit volume was realized in the last three quarters of the year. In the first quarter, the Company experienced a decline in the number of licenses and systems sold, which was the near-term result of management's reorganization and redeployment of the sales force and redirection of the Company's marketing focus that was initiated in fiscal 2000.

     The decrease in software license and system revenues for 2000 was principally due to (i) lower unit sales in 2000 due to the Company's change in product strategy and its reorganization initiatives, (ii) the result of customer purchases made in 1999 to prepare for potential Year 2000 computer issues, and
(iii) to a lesser extent, the addition of subscription based pricing.

COST OF REVENUES

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                  2001      CHANGE    2000     CHANGE    1999
                                                  ----      ------   -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Maintenance and services........................  $18,734    (2.7)%  $19,252    14.6%   $16,799
Percentage of maintenance and services
  revenues......................................     22.3%              24.4%              19.3%
                                                  -------   -----    -------   -----    -------
Software licenses and system sales..............  $ 6,267   (29.5)%  $ 8,886   (61.6)%  $23,160
Percentage of software licenses and system
  sales.........................................     27.9%              40.1%              37.4%
                                                  -------   -----    -------   -----    -------

     Cost of maintenance and services revenues consists primarily of the cost of EDI claims processing, outsourced hardware maintenance and billing and statement printing services, and postage. The decrease in the cost of maintenance and services revenues in 2001 principally reflects the recovery of EDI processing costs of $.6 million in 2001 in connection with the WebMD settlement referred to above, a decline in hardware maintenance costs of approximately $.6 million, and reductions in the (per transaction) cost of providing patient statement, invoicing and claims processing services. The decreases were partially offset by additional costs of EDI services of approximately $.9 million incurred primarily in the fourth quarter in connection with the conversion of a number of customers to direct billing from the Company for printing services, as discussed above regarding EDI revenues.

     The increase in cost of maintenance and services revenues for 2000 is mainly attributed to an increase in the total number of customers utilizing EDI services and an increase in hardware maintenance costs.

     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software. In 2001, the decrease in the cost of software licenses and system revenues principally reflects a decline in the number of hardware systems sold which generally yield lower margins compared to software sales. The decrease in the cost of software licenses and system revenues in 2000 is due to the significant reduction in corresponding sales.

OPERATING EXPENSES

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                   2001     CHANGE    2000     CHANGE    1999
                                                   ----     ------   -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Selling, general and administrative.............  $54,371   (23.1)%  $70,688    (7.1)%  $76,104
Percentage of total revenues....................     51.1%              69.9%              51.1%
                                                  -------   -----    -------   -----    -------
Research and development........................  $10,871   (21.4)%  $13,833    20.6%   $11,470
Percentage of total revenues....................     10.2%              13.7%               7.7%
                                                  -------   -----    -------   -----    -------
Depreciation and amortization...................  $26,207    (6.3)%  $27,966   149.6%   $11,206
Percentage of total revenues....................     24.6%              27.7%               7.5%
                                                  -------   -----    -------   -----    -------

     Selling, general and administrative expenses include salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. The decrease in both 2001 and 2000 is principally related to the savings that resulted from a major restructuring plan that the Company initiated in August 2000. The Company closed 14 offices, and its employee-base average was reduced to 671 for 2001, from 882 for 2000 and from approximately 1,000 for 1999.

     The decrease in research and development expenses in 2001 reflects the reduction in staff that commenced in August 2000 as part of the restructuring plan. In 2001, the Company capitalized $4.6 million of third-party software developer fees in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's ongoing development of Web-based applications, including a radiology information system, and represented 29.7% of total research and development expenditures. Capitalized software development costs will be amortized over the estimated economic life of the products; generally, depending on the product, such deferred costs are expected to be amortized over a three to five-year period. Amortization shall commence when the products are commercially available, which is projected to be in the second half of 2002. The increase in research and development expenses in 2000 is primarily due to a decrease in software development costs that qualify for capitalization and an increase in the number of products offered, primarily from the Company's acquisitions.

     Depreciation and amortization expense consists primarily of goodwill amortization, which amounted to $23.1 million for 2001. The decrease in depreciation and amortization expense in 2001 pertains to the closing of office facilities in connection with the restructuring plan. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002, and based on the Company's initial test for impairment of value, the Company does not at this time expect the adoption of Statement 142 to have a negative impact on its financial statements. The increase in depreciation and amortization expense in 2000 is due to a change in the accounting estimate made in the fourth quarter of 1999 regarding the remaining economic life of the Company's goodwill assets. Prior to the fourth quarter of 1999, goodwill was amortized over a 15-year estimated economic life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. In the fourth quarter of 1999, management reassessed the economic life of goodwill in view of competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and the Company's response to these external factors which resulted in a change in product strategy to focus on development of ASP-delivered products and Internet solutions and the offering of subscription-based pricing. While in management's opinion, there was no impairment in the carrying value of this long-lived intangible asset (based on an analysis of undiscounted future cash flows), management determined that the economic life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated economic life of goodwill from an original life of 15 years to three years, which change was applied prospectively from the fourth quarter of 1999.

     Loss on headquarters building held for sale. In 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001 and, accordingly, recorded an impairment charge of $1.4 million relating to its former headquarters building in Atlanta that it expected to sell to an outside shareholder of the Company in the first quarter of 2002. However, in February, the shareholder terminated the contract to purchase the building. Accordingly, the building is again listed for sale and is now projected to be sold by December 2002.

     Impairment charges and other nonrecurring costs. In 2001, the Company recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included a $6.0 million provision for loan losses, $.9 million for unused equity financing, $.8 million of executive severance for separation benefits paid to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of six separate unsecured promissory notes, three due December 31, 2000 and three due on June 30, 2002 (collectively, the "Notes"). Interest is due and payable quarterly, except as noted below, at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans issued to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001 and as of December 31, 2001, one of the Notes for $.7 million had been repaid. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Interest payments of $.5 million received subsequent to March 31, 2001 were applied against outstanding principal balances. On June 6, 2001, regarding one set of Notes for one of the former directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and was granted first lien security interests in (i) 1,000,000 shares of Company common stock owned by the director and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At December 31, 2001, the December Notes and the June Notes, as amended, totaled $4.4 million and $6.2 million, including accrued interest through December 31, 2000, respectively, or together $4.6 million, net of the valuation allowance. Management will continue to monitor the collectibility of the four Notes that remain outstanding today. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

     In 2000, concurrent with the 2000 restructuring plan, the Company recognized impairment charges and incurred other nonrecurring costs of $6.6 million consisting of (a) $3.5 million relating to fixed assets that were abandoned due to the closing of facilities; (b) $1.1 million to write-down computer hardware held for resale to its estimated net realizable value based on a planned bulk lot disposal as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines; (c) $1.3 million for compensation and other termination benefits; (d) $.4 million for other asset write-downs; and (e) $.3 million for professional services and other related costs. In connection with the change in product strategy, management also re-evaluated the carrying value of capitalized software. As a result, the Company recorded an impairment charge in 1999 of approximately $4.7 million for the write-down of capitalized software.

     Restructuring costs (credits). On August 1, 2000, VitalWorks announced its plans to restructure its operations through a plan of employee reductions and consolidation of office facilities. In the third and fourth quarters of 2000, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2006. The Company authorized a smaller scale restructuring plan in the fourth quarter of 1999. Accordingly, in 2000 and 1999, the Company incurred restructuring charges of $9.3 million and $4.1 million, respectively, primarily associated with employee severance and other termination benefits, and facility closure costs. In 2001, the Company recorded $.4 million of credits for changes of estimates relating to facility closure and employee severance costs incurred in 2000.

     Merger costs. The Company incurred costs of approximately $3.1 million in completing six business mergers in 1999. These merger costs consisted principally of professional fees and related transaction costs.

     Compensatory Stock Awards. In 1999, the Company recognized $1.0 million in noncash charges related to the accelerated vesting of a restricted stock award for 190,000 shares granted to three (now former) executives of the Company in 1998.

INTEREST EXPENSE, NET

     Interest expense, net consists primarily of interest costs incurred in connection with the Company's outstanding term and real estate mortgage loans. The increase in net interest expense in 2001 is due primarily to the amortization of deferred finance costs that was accelerated in anticipation of the refinancing of the Company's long-term debt, which was completed in March 2002. The increase in 2000 relates to the increase in the amount of the outstanding principal balance under the Company's credit agreements.

INCOME TAXES

     For 2001, the Company did not record an income tax provision or benefit. Management has assessed the realizable value of the Company's deferred tax assets of $52.0 million and determined that a valuation allowance of $23.0 million was necessary as of December 31, 2001 to, along with deferred tax liabilities of $2.2 million, reduce the net deferred tax asset to $26.7 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

     - The loss generated in 2001 was not indicative of the Company's ability to generate future earnings because the results were significantly impacted by the recognition of nonrecurring charges and nondeductible goodwill amortization.

     - Management's projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax asset within three to four years.

     The income tax benefit was $9.8 million and $1.6 million for 2000 and 1999, respectively. The increase in the 2000 benefit is due to the significant loss generated in 2000. The effective income tax rate was 16.8% and 33.2% for 2000 and 1999, respectively. The change in the effective rate is due to accelerated amortization of nondeductible goodwill resulting from the change in the estimated economic life of goodwill from 15 to three years and the recognition of a valuation allowance to reduce net deferred tax assets to an amount which management believes is more likely than not to be realized.

LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5th (the "Distribution Date") for 2001 and for the twelve months of 2000 and 1999, respectively. Through the Distribution Date and for the years ended December 31, 2000 and 1999, the Company's net (loss) income from discontinued operations was $(5.4) million, $(29.4) million, and $2.3 million, respectively. For further details regarding the distribution of shares of PracticeWorks to Company stockholders, see Note C of the accompanying financial statements.

EXTRAORDINARY ITEM

     The Company's outstanding debt as of December 31, 1998 was repaid in April 1999 with proceeds from the sale of Company common stock. In connection with this early retirement of debt, the Company recognized an extraordinary item for the unamortized portion of the loan costs and prepayment fees which totaled approximately $4.8 million and, net of estimated tax effect, approximately $2.9 million, or $0.10 per share.

NET LOSS

     As a result of the above factors, the net loss for 2001 decreased to $27.8 million, or by 64.4%, from a net loss of $78.1 million in 2000, which was a significant increase from the net loss of $3.8 million in 1999.

     To date, the overall impact of inflation on the Company has not been material.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its businesses through positive cash flows from operations, the issuance of common stock and proceeds from long-term borrowings. For 2001, 2000 and 1999, the Company generated positive cash flow from operations of $18.2 million, $12.8 million and $3.4 million, respectively. In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company will continue, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash (in connection with the August agreement, the Company received $8.8 million in 2000), which represent unearned discounts that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled.

     Days sales outstanding (calculated as accounts receivable, net of allowances, divided by total revenues multiplied by 365 days) for 2001 was 44 days, down from 53 days for 2000. Looking forward, as license and systems sales increase, the Company expects its days sales outstanding to range from 50 to 60 days.

     Cash used in investing activities amounted to $5.1 million for 2001. This amount includes $4.6 million used for software development costs, $1.2 million used primarily for purchases of computer equipment and software, and $.3 million used to fund discontinued operations through March 5, 2001, offset partially by proceeds of $.8 million from the sale of an office building.

     Financing activities for 2001 resulted in a use of cash of $6.1 million, consisting primarily of $9.2 million of principal payments of long-term debt, partly offset by $1.8 million of payments received in connection with the exercise of stock options and warrants (for a total of 974,645 common shares), and loan payments received from former directors of the Company of $1.2 million.

     As of December 31, 2001, the Company had cash and cash equivalents of $13.0 million and $30.6 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company repaid $28.7 million of its total long-term debt as of March 11, 2002 in connection with a new four-year credit agreement entered into by the Company with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement includes a term loan of $22 million at an interest rate of prime plus 2% and a mortgage loan of $5.5 million with respect to the Atlanta property that is held for sale, at an interest rate of prime plus 1.5%. Subject to the Company's achieving certain specified earnings targets, the percent by which the Company's interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment at the end of year four. Should the Company decide to prepay the term loan in full prior to year four, it would incur a prepayment fee equal to 3% in year one, 2% in year two, and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The loans, which are collateralized by substantially all of the Company's assets and intellectual property rights, subject the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures and (iii) the payment of dividends to shareholders.

     The following table summarizes the general timing of future payments under the Company's outstanding loan agreement, and under lease agreements that include noncancellable terms. Maturities of long-term debt in the table reflect the terms of the new March 2002 credit agreement, the repayment of the mortgage loan of $1.4 million in connection with the sale of one of the Atlanta properties as discussed in the following paragraph, and management's expectation to repay the remaining mortgage loan ($5.5 million, which otherwise matures in 2006) relating to the other building held for sale.

                                                             PAYMENTS DUE BY PERIOD
                                               --------------------------------------------------
CONTRACTUAL                                                        2003 TO
OBLIGATIONS                                    TOTALS     2002      2005      2006     THEREAFTER
-----------                                    -------   -------   -------   -------   ----------
                                                                 (IN THOUSANDS)
Long-term debt...............................  $27,450   $ 7,950   $ 7,500   $12,000
Capital leases...............................    1,790       730     1,060
Operating leases.............................   11,780     3,326     6,214     1,263   $      977
Other long-term obligations..................      108                 108
                                               -------   -------   -------   -------   ----------
                                               $41,128   $12,006   $14,882   $13,263   $      977
                                               =======   =======   =======   =======   ==========

     On January 14, 2002, the Company completed the sale of a former headquarters building in Atlanta for $1.4 million, after closing costs. The Company also had expected to complete the sale of its other Atlanta property in March to an outside shareholder of the Company. However, in February, the shareholder terminated the contract to purchase the building. Accordingly, the building is again listed for sale and is now projected to be sold by December 2002.

     The Company anticipates capital expenditures of approximately $8 million for 2002, including software development costs of approximately $5 million.

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals, which appeal has not yet been decided.

     The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with Plaintiff Sonia Abutog, a pedestrian. Title to the vehicle and lease rights is being determined. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

     While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

     The Company believes that its current cash and cash equivalent balances, together with the funds it expects to generate from its operations, will be sufficient to finance the Company's business for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (discussed in the operating expenses section above), the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

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

     In 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in August 2001, in connection with the anticipated sales of its former headquarters buildings (discussed in the operating expenses section above).

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, and for hedging activities. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments either to hedge existing risks or for speculative purposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $27.5 million of outstanding debt at March 11, 2002 related to long-term indebtedness under the Company's March 2002 credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The Company expects interest on the outstanding balance of its loans from Foothill to be charged based on a variable rate related to the prime rate. Thus, interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $.3 million in pre-tax results assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 11, 2002. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed on page 37 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the sections entitled "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which are incorporated herein by reference to VitalWorks' definitive proxy statement to be filed with respect to the 2002 Annual Meeting of Stockholders expected to be held on June 12, 2002 (the "Proxy Statement"). See also the section entitled "Employees" appearing in Part I, Item 1 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See the sections entitled "Compensation of Directors," "Executive Compensation and Related Information," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values" and "Employment Contracts and Change of Control Agreements," which are incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the section entitled "Stock Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" which are incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The financial statements listed on page 37 of this report are filed as part of this report on the pages indicated.

     (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 65 of this report, as follows:

Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................   65
Schedule II -- Valuation and Qualifying Accounts............   66

     (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  2.1    --   Agreement and Plan of Merger by and among Datamedic Holding
              Corp., Certain Principal Shareholders of Datamedic Holding
              Corp., InfoCure Corporation and InfoCure Systems, Inc. dated
              September 3, 1999 (incorporated by reference to Appendix A to InfoCure's Registration Statement on Form S-4
              (Registration No. 333-87867) filed on September 27, 1999).
  2.2    --   Agreement and Plan of Distribution, dated as of February 21,
              2001, by and between InfoCure Corporation and PracticeWorks,
              Inc. (incorporated by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
  3.1    --   Certificate of Incorporation of InfoCure Corporation with
              all amendments (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year
              ended December 31, 1999).
  3.2    --   Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1999).
  4.1    --   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure
              defining rights of the holders of common stock of InfoCure.
  4.2    --   Specimen Certificate for shares of common stock
              (incorporated by reference to Exhibit 4.2 to InfoCure's
              Registration Statement on Form SB-2) (Registration No.
              333-18923).
 10.1    --   InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration
              Statement on Form SB-2) (Registration No. 333-18923).
 10.2    --   Form of Incentive Stock Option Agreement of InfoCure
              Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure's Registration Statement on Form SB-2)
              (Registration No. 333-18923).
 10.3    --   InfoCure Corporation 1997 Directors' Stock Option Plan
              (incorporated by reference to Exhibit 10.48 filed with
              InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
 10.4    --   InfoCure Corporation Length-of-Service Nonqualified Stock
              Option Plan (incorporated by reference to Exhibit 10.49
              filed with InfoCure's Annual Report on Form 10-KSB on April
              1, 1998).
 10.5    --   Amendment to InfoCure Corporation 1996 Stock Option Plan
              (incorporated by reference to Exhibit 10.15 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.6    --   Amendment to InfoCure Corporation Length-of-Service
              Nonqualified Stock Option Plan (incorporated by reference to
              Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).
 10.7    --   Amendment to InfoCure Corporation Employee Stock Purchase
              Plan (incorporated by reference to Exhibit 10.17 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999).
 10.8    --   InfoCure Corporation Employee Stock Purchase Plan
              (incorporated by reference to Exhibit 10.50 filed with
              InfoCure's Annual Report on Form 10-KSB on April 1, 1998).
 10.9    --   Form of Stock Option Grant Certificate and schedule of
              recipients of such options (incorporated by reference to
              Exhibit 10.22 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).
 10.10   --   Form of Stock Option Grant Certificate and schedule of
              recipients of such options (incorporated by reference to
              Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999).

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.11   --   Common Stock Purchase Agreement, dated August 1, 2000,
              between InfoCure Corporation and Acqua Wellington North
              American Equities Fund, Ltd. (incorporated by reference to
              Exhibit 10.2 to the Registrant's Quarterly Report on Form
              10-Q, for the quarter ended June 30, 2000).
 10.12   --   Form of Officer Promissory Note with schedule of makers and principal amount of notes (incorporated by reference to
              Exhibit 10.3 to the Registrant's Quarterly Report on Form
              10-Q, for the quarter ended June 30, 2000).
 10.13   --   Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.14   --   Transition Services Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
              (incorporated by reference to Exhibit 10.2 to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.15   --   Employee Benefits and Compensation Allocation Agreement,
              dated as of March 5, 2001, by and between InfoCure
              Corporation and PracticeWorks, Inc. (incorporated by
              reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).
 10.16   --   Intellectual Property License Agreement, dated as of March
              5, 2001, by and between InfoCure Corporation and
              PracticeWorks Systems, LLC (incorporated by reference to
              Exhibit 10.5(a) to the Registrant's Current Report on Form
              8-K, filed with the Commission on March 20, 2001).
 10.17   --   Intellectual Property License Agreement, dated as of March
              5, 2001, by and between InfoCure Corporation and
              PracticeWorks Systems, LLC (incorporated by reference to
              Exhibit 10.5(b) to the Registrant's Current Report on Form
              8-K, filed with the Commission on March 20, 2001).
 10.18   --   Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
              (incorporated by reference to Exhibit 10.5(c) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.19   --   Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
              (incorporated by reference to Exhibit 10.5(d) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.20   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Joseph M. Walsh (incorporated by
              reference to Exhibit 10.6(a) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.21   --   Employment Agreement, dated November 10, 2000, by and
              between InfoCure Corporation and Frederick L. Fine
              (incorporated by reference to Exhibit 10.6(b) to the
              Registrant's Current Report on Form 8-K, filed with the
              Commission on March 20, 2001).
 10.22   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Steven N. Kahane (incorporated by reference to Exhibit 10.6(c) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.23   --   Employment Agreement, dated July 24, 2000, by and between
              InfoCure Corporation and Michael A. Manto (incorporated by reference to Exhibit 10.6(d) to the Registrant's Current
              Report on Form 8-K, filed with the Commission on March 20,
              2001).
 10.24   --   InfoCure Corporation 2000 Broad-Based Stock Plan
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
 10.25   --   Amended and Restated Warrant, originally issued to FINOVA
              Capital Corporation on October 23, 1998, as amended and
              restated on March 5, 2001 (incorporated by reference to
              Exhibit 10.42 to the Registrant's Annual Report on Form
              10-K, filed with the Commission on April 2, 2001).

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.26   --   Amended and Restated Warrant, originally issued to FINOVA
              Capital Corporation on January 21, 1999, as amended and
              restated on March 5, 2001 (incorporated by reference to
              Exhibit 10.43 to the Registrant's Annual Report on Form
              10-K, filed with the Commission on April 2, 2001).
 10.27   --   Amended and Restated Warrant, originally issued to Crescent
              International Ltd. on September 28, 1998, as amended and
              restated on March 6, 2001 (incorporated by reference to
              Exhibit 10.44 to the Registrant's Annual Report on Form
              10-K, filed with the Commission on April 2, 2001).
 10.28   --   Lease Agreement, dated March 6, 2001, by and between
              InfoCure Corporation and PracticeWorks Systems, LLC
              (incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q, filed with the
              Commission on May 16, 2001).
 10.29   --   SubLease Agreement, dated February 28, 2001, by and between
              InfoCure Corporation and Southern Company Services, Inc.
              (incorporated by reference to Exhibit 10.2 to the
              Registrant's Quarterly Report on Form 10-Q, filed with the
              Commission on May 16, 2001).
 10.30   --   Lease Agreement, dated March 13, 2001, by and between
              InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
              Report on Form 10-Q, filed with the Commission on May 16,
              2001).
 10.31   --   Separation Agreement by and between InfoCure Corporation,
              and Frederick L. Fine, dated June 6, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2001).
*10.32   --   Loan and Security Agreement by and among VitalWorks Inc. as
              Borrower, and Foothill Capital Corporation as Lender, dated
              March 8, 2002.
*21.1    --   List of Subsidiaries.
*23.1    --   Consent of BDO Seidman, LLP, independent certified public
              accountants.
 24.1    --   Powers of Attorney (included on signature page).

* Filed herewith

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed in the quarter ended December 31, 2001.

                                VITALWORKS INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........   38
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   39
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   40
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........   41
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000, and 1999......................   42
  Notes to Consolidated Financial Statements................   43

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
VitalWorks Inc.

     We have audited the accompanying consolidated balance sheets of VitalWorks Inc. and Subsidiaries (formerly known as InfoCure Corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalWorks Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
New York, New York

January 23, 2002, and
  March 11, 2002 for Note H

                                VITALWORKS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  12,988   $  5,969
  Accounts receivable, net of allowances of $1,800 and
     $1,936.................................................     12,693     14,560
  Computer hardware held for resale.........................        323        639
  Deferred income taxes, net................................      3,376      3,859
  Prepaid expenses and other current assets.................        946        769
  Headquarters buildings held for sale, at fair value.......      7,184
                                                              ---------   --------
          Total current assets..............................     37,510     25,796
Property and equipment, at cost, less accumulated
  depreciation and amortization of $6,294 and $9,175........      6,435     19,291
Goodwill, less accumulated amortization of $55,898 and
  $32,763...................................................     20,256     43,390
Product development and deferred finance costs, less
  accumulated amortization of $905 and $267.................      4,739        711
Deferred income taxes, net..................................     23,358     23,056
Other assets................................................        651        749
Net noncurrent assets of discontinued operations............                33,001
                                                              ---------   --------
Total assets................................................  $  92,949   $145,994
                                                              =========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $  10,503   $ 10,682
  Accrued employee compensation and benefits................      2,862      4,652
  Accrued restructuring costs...............................      2,900      6,834
  Deferred revenue, including unearned discounts of $1,701
     and $1,460.............................................      8,096      8,873
  Current portion of long-term debt.........................     14,063      2,727
  Net current liabilities of discontinued operations........                 3,172
                                                              ---------   --------
          Total current liabilities.........................     38,424     36,940
Long-term debt..............................................     16,490     35,057
Other liabilities, primarily unearned discounts re:
  outsourced printing services..............................     11,975      5,547
Convertible, redeemable preferred stock issuable............                10,000
Commitments and contingencies -- Notes C and I
Stockholders' equity:
  Common stock $.001 par value, 200,000,000 shares
     authorized, 39,126,771 and 34,361,235 shares issued....         39         34
  Additional paid-in capital................................    191,585    203,959
  Notes receivable from former directors, net of allowance
     of $6,000 in 2001......................................     (4,632)   (12,431)
  Accumulated deficit.......................................   (160,463)  (132,643)
  Treasury stock, at cost, 125,000 shares...................       (469)      (469)
                                                              ---------   --------
          Total stockholders' equity........................     26,060     58,450
                                                              ---------   --------
          Total liabilities and stockholders' equity........  $  92,949   $145,994
                                                              =========   ========

                            See accompanying notes.

                                VITALWORKS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
Revenues
  Maintenance and services..................................  $ 83,961   $ 78,871   $87,127
  Software licenses and system sales........................    22,425     22,186    61,916
                                                              --------   --------   -------
          Total revenues....................................   106,386    101,057   149,043
                                                              --------   --------   -------
Costs and expenses
Cost of revenues:
  Maintenance and services..................................    18,734     19,252    16,799
  Software licenses and system sales........................     6,267      8,886    23,160
Selling, general and administrative.........................    54,371     70,688    76,104
Research and development....................................    10,871     13,833    11,470
Depreciation and amortization, primarily amortization of
  goodwill..................................................    26,207     27,966    11,206
Loss on headquarters building held for sale.................     1,375
Impairment charges and other nonrecurring costs.............     8,252      6,632     4,743
Restructuring costs (credits)...............................      (425)     9,338     4,124
Merger costs................................................                          3,105
Compensatory stock awards...................................                          1,003
                                                              --------   --------   -------
                                                               125,652    156,595   151,714
                                                              --------   --------   -------
Operating loss..............................................   (19,266)   (55,538)   (2,671)
Interest expense, net.......................................    (3,170)    (2,978)   (2,178)
                                                              --------   --------   -------
Loss from continuing operations, before income taxes and
  extraordinary item........................................   (22,436)   (58,516)   (4,849)
Income tax benefit..........................................               (9,843)   (1,610)
                                                              --------   --------   -------
Loss from continuing operations.............................   (22,436)   (48,673)   (3,239)
(Loss) income from discontinued operations, net of income
  tax (benefit) provision of $(4,399) in 2000 and $2,186 in
  1999......................................................    (5,384)   (29,440)    2,308
                                                              --------   --------   -------
Loss before extraordinary item..............................   (27,820)   (78,113)     (931)
Extraordinary item -- debt extinguishment cost, net of
  income taxes..............................................                         (2,863)
                                                              --------   --------   -------
Net loss....................................................  $(27,820)  $(78,113)  $(3,794)
                                                              ========   ========   =======
Earnings (loss) per share -- basic and diluted
  Continuing operations, before extraordinary item..........  $  (0.60)  $  (1.45)  $ (0.12)
  Discontinued operations...................................     (0.14)     (0.88)     0.08
                                                              --------   --------   -------
  Loss before extraordinary item............................     (0.74)     (2.33)    (0.04)
  Extraordinary item........................................                          (0.10)
                                                              --------   --------   -------
  Net loss..................................................  $  (0.74)  $  (2.33)  $ (0.14)
                                                              ========   ========   =======
Average number of shares outstanding
  Basic and diluted.........................................    37,477     33,537    27,994
                                                              ========   ========   =======

                            See accompanying notes.

                                VITALWORKS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  SHARES                                                 NOTES
                                           ---------------------             COMMON                   RECEIVABLE-   ADDITIONAL
                                             COMMON     TREASURY   COMMON    STOCK       DEFERRED       FORMER       PAID-IN
                                             STOCK       STOCK     STOCK    ISSUABLE   COMPENSATION    DIRECTORS     CAPITAL
                                           ----------   --------   ------   --------   ------------   -----------   ----------
Balance at December 31, 1998.............  20,068,654    (80,886)   $20     $ 1,975      $(1,083)                    $ 72,070
Issuance of common stock, net of related
 expenses................................  11,904,718                11      (1,975)                                  116,185
Tax benefit from the exercise of
 options.................................                                                                               1,765
Amortize deferred compensation...........                                                  1,083
Compensatory stock awards................                                                                                 348
Treasury shares retired..................     (80,886)    80,886                                                         (222)
Net loss.................................
Pooled Companies' losses included in both
 1999 and 1998...........................
Option exercises and other equity
 issuance of Pooled Companies............     487,966                 1                                                   643
Purchase and cancellation of shares of
 Pooled Companies........................     (53,353)                                                                   (952)
Distributions by Pooled Companies........
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 1999.............  32,327,099                32                                               189,837
Issuance of common stock, net of related
 expense for:
 2000 acquisition attributed to
   PracticeWorks.........................     127,660                                                                   2,386
 Earnout commitments.....................      35,384                                                                   1,100
 Payment of obligations..................      68,563                                                                     418
 Exercise of stock options and
   warrants..............................   1,723,911                 2                                                 1,588
 Matching contribution 401(k) plan.......      97,508                                                                   1,469
Tax benefit from the exercise of
 options.................................                                                                               1,413
1999 acquisition escrow closure..........     (18,890)                                                                   (390)
Treasury stock received in exchange for
 sale of license agreement...............               (125,000)
Purchase price protection of previous
 share issuance..........................                                                                                (500)
Receipt of note from former directors for
 exercise of stock options plus accrued
 interest................................                                                              $ (6,974)        6,564
Issuance of promissory note from former
 directors plus accrued interest, net of
 repayment...............................                                                                (5,457)
Other....................................                                                                                  74
Net loss.................................
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 2000.............  34,361,235   (125,000)    34                                 (12,431)      203,959
Issuance of common stock, net of related
 expense for:
 1998 acquisition of unit of Reynolds &
   Reynolds..............................     500,000                 1                                                   127
 Matching contribution 401(k) plan.......     462,352                                                                   1,965
 Conversion of rights to preferred stock
   of subsidiary.........................   1,929,012                 2                                                 9,998
 Exercise of stock options and
   warrants..............................     974,645                 1                                                 1,882
 1999 acquisition attributed to
   PracticeWorks.........................     887,715                 1                                                 2,327
 Other...................................      11,812                                                                     254
Dividend of subsidiary, PracticeWorks....                                                                             (28,927)
Allowance for loan losses................                                                                 6,000
Loan payments............................                                                                 1,799
Net loss.................................
                                           ----------   --------    ---     -------      -------       --------      --------
Balance at December 31, 2001.............  39,126,771   (125,000)   $39     $    --      $    --       $ (4,632)     $191,585
                                           ==========   ========    ===     =======      =======       ========      ========


                                           ACCUMULATED   TREASURY
                                             DEFICIT      STOCK      TOTAL
                                           -----------   --------   --------
Balance at December 31, 1998.............   $ (49,988)    $(222)    $ 22,772
Issuance of common stock, net of related
 expenses................................                            114,221
Tax benefit from the exercise of
 options.................................                              1,765
Amortize deferred compensation...........                              1,083
Compensatory stock awards................                                348
Treasury shares retired..................                   222
Net loss.................................      (3,794)                (3,794)
Pooled Companies' losses included in both
 1999 and 1998...........................         534                    534
Option exercises and other equity
 issuance of Pooled Companies............                                644
Purchase and cancellation of shares of
 Pooled Companies........................                               (952)
Distributions by Pooled Companies........      (1,282)                (1,282)
                                            ---------     -----     --------
Balance at December 31, 1999.............     (54,530)               135,339
Issuance of common stock, net of related
 expense for:
 2000 acquisition attributed to
   PracticeWorks.........................                              2,386
 Earnout commitments.....................                              1,100
 Payment of obligations..................                                418
 Exercise of stock options and
   warrants..............................                              1,590
 Matching contribution 401(k) plan.......                              1,469
Tax benefit from the exercise of
 options.................................                              1,413
1999 acquisition escrow closure..........                               (390)
Treasury stock received in exchange for
 sale of license agreement...............                  (469)        (469)
Purchase price protection of previous
 share issuance..........................                               (500)
Receipt of note from former directors for
 exercise of stock options plus accrued
 interest................................                               (410)
Issuance of promissory note from former
 directors plus accrued interest, net of
 repayment...............................                             (5,457)
Other....................................                                 74
Net loss.................................     (78,113)               (78,113)
                                            ---------     -----     --------
Balance at December 31, 2000.............    (132,643)     (469)      58,450
Issuance of common stock, net of related
 expense for:
 1998 acquisition of unit of Reynolds &
   Reynolds..............................                                128
 Matching contribution 401(k) plan.......                              1,965
 Conversion of rights to preferred stock
   of subsidiary.........................                             10,000
 Exercise of stock options and
   warrants..............................                              1,883
 1999 acquisition attributed to
   PracticeWorks.........................                              2,328
 Other...................................                                254
Dividend of subsidiary, PracticeWorks....                            (28,927)
Allowance for loan losses................                              6,000
Loan payments............................                              1,799
Net loss.................................     (27,820)               (27,820)
                                            ---------     -----     --------
Balance at December 31, 2001.............   $(160,463)    $(469)    $ 26,060
                                            =========     =====     ========

                            See accompanying notes.

                                VITALWORKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
OPERATING ACTIVITIES
Loss from continuing operations, including extraordinary
  charge net of income taxes in 1999........................  $(22,436)  $(48,673)  $(6,102)
Adjustments to reconcile loss from continuing operations to
  cash provided by operating activities:
  Extraordinary item--debt extinguishment cost..............                          4,782
  Loss on headquarters building held for sale...............     1,375
  Restructuring and other nonrecurring costs and impairment
    charges.................................................     6,903      5,447     5,062
  Depreciation and amortization, primarily goodwill.........    26,207     27,966    11,206
  Accounts receivable allowance provisions..................     3,196      1,883     2,972
  Compensatory stock awards.................................                          1,003
  Tax benefit from the exercise of options..................                1,413     1,765
  Gain on release of pension liability......................                 (550)
  Amortization of deferred finance costs, charged to
    interest expense........................................       638        217        50
  Deferred income taxes.....................................              (11,886)   (1,538)
  Other.....................................................                  255       598
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable.....................................    (2,031)    13,580    (9,750)
    Computer hardware held for resale, prepaid expenses and
     other..................................................       218      1,074       648
    Accounts payable, accrued costs and expenses............    (1,982)     9,208     2,525
    Income taxes payable....................................                3,256    (3,256)
    Deferred revenue........................................      (971)     1,961    (6,544)
    Unearned discounts re: outsourced printing services.....     6,503      8,215
Interest payments (income) on notes receivable from former
  directors.................................................       610       (610)
                                                              --------   --------   -------
         Cash provided by operating activities..............    18,230     12,756     3,421
                                                              --------   --------   -------
INVESTING ACTIVITIES
  Product development costs.................................    (4,601)
  Proceeds from sale of office building.....................       800
  Proceeds from sale of equipment...........................       220        146
  Purchases of property and equipment.......................    (1,203)    (4,770)   (5,334)
  Net cash paid for business acquisitions...................                        (11,753)
  Purchase of intangible assets, net........................                        (12,082)
  Net cash advances to PracticeWorks (discontinued
    operations).............................................      (344)   (24,658)  (13,370)
  Other.....................................................       (17)       738      (790)
                                                              --------   --------   -------
         Cash used in investing activities..................    (5,145)   (28,544)  (43,329)
                                                              --------   --------   -------
FINANCING ACTIVITIES
  Long-term debt:
    (Payments)..............................................    (9,154)    (6,442)  (62,189)
    Proceeds................................................       194      8,038    21,283
  Exercise of stock options and warrants....................     1,804      1,590     1,879
  Proceeds from convertible, redeemable preferred stock
    issuable................................................               10,000
  Loan payments from (loans to) former directors............     1,215     (5,238)
  Cash paid for price protection of shares issued re: a 1998
    business acquisition....................................                 (500)
  Proceeds from the issuance of common stock................                         86,165
  Other.....................................................      (125)              (1,590)
                                                              --------   --------   -------
         Cash (used in) provided by financing activities....    (6,066)     7,448    45,548
                                                              --------   --------   -------
Increase (decrease) in cash and cash equivalents............     7,019     (8,340)    5,640
Cash and cash equivalents at beginning of year..............     5,969     14,309     8,669
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 12,988   $  5,969   $14,309
                                                              ========   ========   =======

                            See accompanying notes.

                                VITALWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BUSINESS

     VitalWorks Inc., formerly known as InfoCure Corporation ("VitalWorks" or the "Company"), is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, training, electronic data interchange ("EDI") services for patient billing and claims processing, and a variety of Web-based services.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which were wholly-owned and merged into VitalWorks Inc. during 2001. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION OF FINANCIAL STATEMENT BALANCES

     Certain amounts in the accompanying financial statements for 1999 and 2000 have been reclassified to conform to the 2001 presentation.

REVENUE RECOGNITION

     Software license revenues (initial fees) and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software and/or hardware. In all cases, however, collection of any related receivable must be probable and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine support and product updates are recognized ratably over the term of the license agreement, which is typically three years. Training, consulting and EDI service revenues are recognized as the services are performed. Allowances for estimated future returns and discounts, as well as bad debts, are provided upon recognition of revenues.

     Should the Company adopt new or change its current licensing practices in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the requisite accounting principles.

CURRENT ASSETS AND LIABILITIES

     The Company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents and those with remaining terms greater than three months but no more than a year would be considered short-term investments. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations.

     All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates market value. The carrying amount of the Company's long-term debt, which provides for interest at floating rates, approximates market value (see Note H).

                                VITALWORKS INC.

COMPUTER HARDWARE HELD FOR RESALE

     Computer hardware held for resale includes computer equipment and related peripherals, which are valued at the lower of cost or market. Cost is principally determined by either the first-in first-out or average cost methods.

GOODWILL ASSETS

     Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. Prior to the fourth quarter of 1999, goodwill was amortized over a 15-year estimated economic life, which was reflective of management's analysis that goodwill is derived from the historical and estimated future lives of its customer relationships, the longevity and continuing use of its core products and the relatively minor impact of technological obsolescence on these core products. In the fourth quarter of 1999, management reassessed the economic life of goodwill in view of competitive developments, the rapid pace of change engendered by the encroachment of Internet companies into the marketplace and the Company's response to these external factors resulting in a change in product strategy to focus on development of ASP-delivered products and Internet solutions and the offering of subscription-based pricing. While in management's opinion, there was no impairment in the carrying value of this long-lived intangible asset (based on an analysis of undiscounted future cash flows), management determined that the economic life of goodwill should be shortened substantially to be more reflective of the current rate of technological change and competitive conditions. Accordingly, management changed the estimated economic life of goodwill from an original life of 15 years to three years, which change was applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense by approximately $18.5 million, $19.4 million and $2.7 million in 2001, 2000 and 1999, respectively.

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, it will have to test its goodwill for impairment of value on at least an annual basis. Goodwill amortization expense amounted to $23.1 million for 2001. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002 and based on the Company's initial test for impairment of value the Company does not, at this time, expect the adoption of Statement 142 to have a negative impact on its financial statements.

PRODUCT DEVELOPMENT AND DEFERRED FINANCE COSTS

     The Company begins capitalizing product development costs, principally third-party software developer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the product, such deferred costs are amortized over a three to five-year period. Amortization commences when the product is available for general release to customers. None of the products under development in 2001 were available for commercial release as of December 31, 2001.

     Deferred finance costs, which include charges, fees and expenses directly associated with loan origination and underwriting, are recognized as interest expense over the expected life of the respective loan at an amortization rate per annum that approximates the interest method.

DEPRECIATION/AMORTIZATION

     Depreciation and amortization are computed principally using the straight-line method over the estimated economic or useful lives of the applicable assets.

                                VITALWORKS INC.

EQUITY BASED COMPENSATION

     The Company accounts for stock option grants and stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company prices its stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted (see Note J for pro forma disclosures).

INCOME TAXES

     The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes).

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EARNINGS PER SHARE

     The average number of basic and diluted shares outstanding for years 2001, 2000 and 1999 include only the weighted average number of common shares outstanding for each year. Because their effect would be antidilutive, stock option and warrant rights (for up to 16.0 million common shares) were excluded from the diluted earnings (loss) per share calculation for 2001. For the same reason, options and warrants were also excluded from the diluted calculation for years 2000 and 1999.

COMPREHENSIVE INCOME

     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net loss.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company does not hold derivative instruments such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants and has not entered into contracts embedded with derivative instruments either to hedge existing risks or for speculative purposes.

C. DISTRIBUTION OF PRACTICEWORKS COMMON STOCK

     On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its PracticeWorks, Inc. subsidiary ("PracticeWorks" or "Division"), a provider of practice management software for dental and oral surgery practices, to the Company's stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of PracticeWorks common stock to VitalWorks' stockholders of record as of February 21, 2001 (the "Record Date") resulting in PracticeWorks becoming an independent, publicly traded company.

     Immediately prior to the Distribution, VitalWorks effectively transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $28.9 million of net assets, as adjusted, in connection with the Spin-Off. VitalWorks' stockholders received one share of PracticeWorks common stock for every four shares

                                VITALWORKS INC.

of VitalWorks common stock owned as of the Record Date. No proceeds were received by VitalWorks in connection with the Distribution.

     Accordingly, the accompanying consolidated financial statements reflect the assets, liabilities, net equity and results of operations of PracticeWorks as discontinued operations. For years 2001, 2000 and 1999, revenues included in the loss from discontinued operations were $6.6 million (i.e., through the Distribution Date), $40.0 million and $54.6 million, respectively. The components of net assets of discontinued operations included in the accompanying balance sheet as of December 31, 2000 are as follows (in thousands):

Cash and cash equivalents...................................  $  3,979
Accounts receivable, net....................................     8,097
Computer hardware held for resale...........................       845
Prepaid expenses and other current assets...................     1,214
Deferred income taxes, net..................................     1,147
Accounts payable, accrued expenses and employee costs.......    (5,807)
Accrued restructuring costs.................................    (1,839)
Deferred revenue............................................    (9,753)
Current portion of long-term debt...........................    (1,055)
                                                              --------
          Net current liabilities of discontinued
           operations.......................................    (3,172)
                                                              --------

Property and equipment, net.................................     4,120
Goodwill, net...............................................    33,571
Acquired technology, product development, and deferred
  finance costs, net........................................     9,213
Deferred income taxes, net..................................     4,029
Other assets................................................     2,307
Long-term debt..............................................   (20,239)
                                                              --------
          Net noncurrent assets of discontinued
           operations.......................................    33,001
                                                              --------
          Net assets of discontinued operations.............  $ 29,829
                                                              ========

     In connection with the Spin-Off of PracticeWorks in March 2001, VitalWorks and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters including the treatment of options to purchase VitalWorks common stock as a result of the Distribution. PracticeWorks employees exchanged approximately 7.4 million VitalWorks stock options with a weighted average exercise price of $7.74 for PracticeWorks stock options, thereby canceling the VitalWorks stock options. Stock options of approximately 8.4 million with a weighted average exercise price of approximately $7.20 held by VitalWorks employees prior to the Distribution, who did not become PracticeWorks employees subsequent to the Distribution, were converted to approximately 17.7 million options with an average price of approximately $3.40 in order to preserve the intrinsic value of the options.

     For purposes of governing certain of the ongoing relationships between PracticeWorks and the Company and to provide for an orderly transition to the status of two independent companies, PracticeWorks and the Company entered into various agreements. Among other things, these agreements define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of the Company, they are not the result of negotiations between independent parties, although the Company and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between the Company and PracticeWorks and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, either company has indemnified the other and/or may become obligated with respect to certain representations, warranties, commitments and/or contingencies of

                                VITALWORKS INC.

the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

DISTRIBUTION AGREEMENT

     Prior to the Distribution Date, the Company and PracticeWorks entered into the Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution and other agreements relating to the continuing relationship between PracticeWorks and the Company after the Distribution. Pursuant to the Distribution Agreement, the Company transferred to PracticeWorks all of the assets and liabilities relating to the Company's information management technology business for dentists, orthodontists and oral and maxillofacial surgeons.

     Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed, and agreed to indemnify the Company against, all liabilities, litigation and claims, including related insurance costs, arising out of PracticeWorks' business, and the Company retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of the Company's business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

     The Distribution Agreement provides that each of the Company and PracticeWorks will be granted access to certain records and information in the possession of the other, and will require the retention by each of the Company and PracticeWorks for a period of eight years following the Distribution Date of all of this information in its possession. Also, the Distribution Agreement provides for a three-year period during which neither the Company nor PracticeWorks may solicit pre-existing customers or employees of the other party.

TRANSITION SERVICES AGREEMENT

     The Company and PracticeWorks entered into the Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, the Company provided to PracticeWorks services including insurance-related services and employee benefit services, and PracticeWorks provided to the Company services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping and payroll for a fee of $.4 million in 2001. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. This agreement terminated on December 31, 2001. Management believes that the terms and conditions were as favorable to the Company as those available from unrelated parties for a comparable arrangement.

TAX DISAFFILIATION AGREEMENT

     The Company and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify the Company for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify the Company for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. The Company will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) the Company breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or

                                VITALWORKS INC.

(ii) a post-Distribution action or omission by the Company or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, the Company and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

     PracticeWorks will also indemnify the Company for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

EMPLOYEE BENEFITS AND COMPENSATION ALLOCATION AGREEMENT

     VitalWorks and PracticeWorks entered into the Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase VitalWorks common stock held by VitalWorks employees who became PracticeWorks employees. This agreement provides that VitalWorks options held by VitalWorks employees who became PracticeWorks employees immediately following the Distribution may be replaced by PracticeWorks options. PracticeWorks employees whose VitalWorks options were fully vested as of the Distribution Date had the right to surrender their vested VitalWorks options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any VitalWorks employees who became PracticeWorks employees who chose not to surrender their vested VitalWorks options during this time period continued to hold VitalWorks options which expired generally within 30 to 90 days from the Distribution Date. PracticeWorks employees who were not fully vested in VitalWorks options as of the Distribution Date had their VitalWorks options exchanged for PracticeWorks options as of the Distribution Date.

D. BUSINESS COMBINATIONS

     In June 1999, VitalWorks acquired substantially all of the assets, subject to the assumption of certain liabilities, of Strategicare, Inc. and its wholly-owned subsidiary, DISC Computer Systems, Inc. ("DISC"), a developer and marketer of practice management software for general medical practices. Aggregate consideration was approximately $11.8 million in cash. The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the DISC acquisition, which was accounted for as a purchase transaction (in thousands):

Accounts receivable.........................................  $ 1,949
Computer hardware held for resale...........................      127
Prepaid expenses............................................       73
Property and equipment......................................      799
Goodwill....................................................   11,194
Technology..................................................       73
Other assets................................................      118
Deferred revenue............................................     (297)
Accounts payable and accrued expenses.......................   (2,181)
Other liabilities...........................................     (102)
                                                              -------
          Net assets acquired...............................  $11,753
                                                              =======

     The following unaudited 1999 pro forma information presents the consolidated results of operations of the Company as if the DISC acquisition had occurred on January 1, 1999. The pro forma information is not necessarily indicative of what would have occurred had the DISC acquisition been made on January 1, 1999, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, reductions in personnel costs and other operating

                                VITALWORKS INC.

expenses not assumed as part of the DISC acquisition, amortization of intangibles, interest expense and income taxes (in thousands, except per share data):

Revenues....................................................  $154,919
Loss from continuing operations.............................    (5,772)
Loss from continuing operations per share -- after
  extraordinary item:
  Basic and diluted.........................................  $  (0.21)

     Also, in 1999, VitalWorks completed pooling of interests mergers (the "1999 Mergers") with six medical software businesses (the "1999 Pooled Companies") providing for the exchange of substantially all of the outstanding equity interest of each entity for shares of VitalWorks common stock as indicated in the table below:

                                                         SHARES OF
                                                         VITALWORKS
                                                           ISSUED       CLOSING DATE
                                                         ----------   -----------------
Macon Systems Management, LLC, the parent of Medical
  Software Management, Inc. ("MSM")....................    166,464    February 12, 1999
Medfax Corporation ("Medfax")..........................    696,333    August 30, 1999
Scientific Data Management, Inc. ("SDM")...............    280,243    August 31, 1999
Datamedic Holding Corp. ("Datamedic")..................  1,088,674    November 9, 1999
Prism Data Systems, Inc. ("Prism").....................    208,544    December 29, 1999
CDL Healthcare Systems, Inc. ("CDL")...................    109,658    December 30, 1999

     The accompanying consolidated financial statements give retroactive effect to these mergers in accordance with the pooling of interests method of accounting. Accordingly, the financial statements are presented as if the merged companies had been consolidated, and as if the additional common stock issued in connection with these mergers had been issued, as of January 1, 1999.

     Certain of the 1999 Pooled Companies had fiscal years that differed from VitalWorks. As of and for the year ended December 31, 1999, all of the 1999 Pooled Companies' balance sheets and results of operations have been restated to coincide with VitalWorks' year-end.

                                VITALWORKS INC.

     The following table presents a reconciliation of revenues and income (loss) from continuing operations previously reported by the Company to those presented in the accompanying consolidated financial statements for 1999 (in thousands):

Revenues:
  VitalWorks................................................  $107,912
  MSM.......................................................     3,734
  Medfax....................................................     7,676
  SDM.......................................................     4,955
  Datamedic.................................................    17,022
  Prism.....................................................     3,499
  CDL.......................................................     4,245
                                                              --------
                                                              $149,043
                                                              ========
Income (loss) from continuing operations:
  VitalWorks................................................  $    566
  MSM.......................................................      (106)
  Medfax....................................................       643
  SDM.......................................................       314
  Datamedic.................................................    (4,599)
  Prism.....................................................      (636)
  CDL.......................................................       579
                                                              --------
                                                              $ (3,239)
                                                              ========

     The Company incurred costs of approximately $3.1 million in completing the 1999 Mergers. These merger costs consisted principally of professional fees and related transaction costs.

     In July 2001, the FASB issued Statement 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of Statement 142 (discussed in Note B, Goodwill Assets, above), the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

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

E RESTRUCTURING, IMPAIRMENT CHARGES AND OTHER NONRECURRING COSTS

RESTRUCTURING COSTS

     The 2000 Plan. On August 1, 2000, VitalWorks announced its plans to restructure its operations through a plan of employee reductions and consolidation of office facilities. In the third and fourth quarters of 2000, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2006.

                                VITALWORKS INC.

     The 1999 Plan. In the fourth quarter of 1999, VitalWorks decided to change its product strategy to begin development of ASP applications and Internet solutions, and begin a transition to subscription based-pricing and completed three acquisitions. Concurrently, management committed to a plan of restructuring and reorganization related to acquisitions completed in 1999, which was completed in the second quarter of 2000, to consolidate certain facilities and eliminate staffing redundancies involving approximately 50 employees.

     A description of the nature and amount of restructuring costs and other charges incurred with respect to the 2000 and 1999 Plans are as follows (in thousands):

                                                     COSTS                                      COSTS
                                      ADDITIONS     APPLIED                                    APPLIED
                                    TO ACCRUAL IN   AGAINST      BALANCE AT       ADDITIONS    AGAINST      BALANCE AT
                                        1999        ACCRUAL   DECEMBER 31, 1999   TO ACCRUAL   ACCRUAL   DECEMBER 31, 2000
                                    -------------   -------   -----------------   ----------   -------   -----------------
2000 PLAN
Facility closure and
 consolidation....................                                                  $4,785     $  (182)       $4,603
Employee severance and other
 termination benefits.............                                                   3,345      (1,114)        2,231
Other asset write-downs and
 costs............................                                                     408        (408)           --
                                                                                    ------     -------        ------
2000 Plan Total...................                                                   8,538      (1,704)        6,834
                                                                                    ======     =======        ======
1999 PLAN
Facility closure and
 consolidation....................     $1,705       $  (366)       $1,339                       (1,339)           --
Employee severance and other
 termination benefits.............      1,419          (904)          515              800      (1,315)           --
Incremental costs for completion
 of discontinued customer
 contracts........................        681          (446)          235                         (235)           --
Other asset write-downs and
 costs............................        319          (319)           --
                                       ------       -------        ------           ------     -------        ------
1999 Plan Total...................      4,124        (2,035)        2,089              800      (2,889)           --
                                       ------       -------        ------           ------     -------        ------
                                       $4,124       $(2,035)       $2,089           $9,338     $(4,593)       $6,834
                                       ======       =======        ======           ======     =======        ======

                                                   COSTS
                                                  APPLIED
                                    ADJUSTMENTS   AGAINST      BALANCE AT
                                    TO ACCRUAL    ACCRUAL   DECEMBER 31, 2001
                                    -----------   -------   -----------------
2000 PLAN
Facility closure and
 consolidation....................     $(205)     $(1,612)       $2,786
Employee severance and other
 termination benefits.............      (220)      (1,897)          114
Other asset write-downs and
 costs............................
                                       -----      -------        ------
2000 Plan Total...................     $(425)     $(3,509)       $2,900
                                       =====      =======        ======
1999 PLAN
Facility closure and
 consolidation....................
Employee severance and other
 termination benefits.............
Incremental costs for completion
 of discontinued customer
 contracts........................
Other asset write-downs and
 costs............................
1999 Plan Total...................

IMPAIRMENT CHARGES AND OTHER NONRECURRING COSTS

     In 2001, the Company recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included a $6.0 million provision for loan losses (see Note J), $.9 million for unused equity financing, $.8 million of executive severance for separation benefits paid to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. Included in accrued expenses at December 31, 2001 are unpaid costs of $.9 million relating to the retention bonuses and unused equity financing.

     In 2000, concurrent with the 2000 Plan, the Company recorded impairment charges and other nonrecurring costs of $6.6 million consisting of (a) $3.5 million relating to fixed assets that were abandoned due to the closing of facilities; (b) $1.1 million to write-down computer hardware held for resale to its estimated net realizable value based on a planned bulk lot disposal as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines; (c) $1.3 million for compensation and other termination benefits; (d) $.4 million for other asset write-downs; and (e) $.3 million for professional services and other related costs.

     In connection with the change in product strategy, management also re-evaluated the carrying value of capitalized software. As a result, the Company recorded an impairment charge in 1999 of approximately $4.7 million for the write-down of capitalized software.

     In 1999, the Company recognized $1.0 million in noncash charges related to the accelerated vesting of a restricted stock award for 190,000 shares granted to three (now former) executives of the Company in 1998.

                                VITALWORKS INC.

F. PROPERTY AND EQUIPMENT, AND BUILDINGS HELD FOR SALE

     Major classes of property and equipment consists of the following:

                                                         DEPRECIATION/     DECEMBER 31,
                                                         AMORTIZATION    -----------------
                                                            PERIOD        2001      2000
                                                         -------------   -------   -------
                                                            (YEARS)       (IN THOUSANDS)
Land...................................................                            $ 1,300
Former headquarters buildings, held for sale (including
  land) in 2001........................................       40                     8,125
Furniture, equipment and software......................      3-7         $ 7,701    14,415
Equipment under capital lease obligations..............      3-5           2,718     2,879
Leasehold improvements.................................  lease term*       2,310     1,747
                                                                         -------   -------
                                                                          12,729    28,466
Less accumulated depreciation and amortization.........                    6,294     9,175
                                                                         -------   -------
                                                                         $ 6,435   $19,291
                                                                         =======   =======

---------------

     * Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

     Depreciation and amortization expense of these assets totaled $2.9 million, $3.7 million, and $3.1 million for 2001, 2000 and 1999, respectively.

     In 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in August 2001 and, accordingly, recorded an impairment charge of $1.4 million relating to its former headquarters building in Atlanta that it expected to sell to an outside shareholder of the Company in the first quarter of 2002. However, in February 2002, the shareholder terminated the contract to purchase the building. Accordingly, the building is again listed for sale and is now projected to be sold by December 2002.

     On January 14, 2002, the Company completed the sale of its other office building in Atlanta for $1.4 million, after closing costs.

G. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Legal, including settlement costs, and other professional
  services fees.............................................  $ 2,253   $   905
Cost of providing EDI services..............................    2,208       870
Trade accounts payable......................................      872     4,532
Other accrued expenses......................................    5,170     4,375
                                                              -------   -------
                                                              $10,503   $10,682
                                                              =======   =======

                                VITALWORKS INC.

H. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Finova Capital Corporation ("Finova"):
  Term loan.................................................  $21,882   $27,215
  Real estate mortgage loans................................    6,850     7,144
Capital leases (see Note I).................................    1,713     2,436
Other.......................................................      108       989
                                                              -------   -------
                                                               30,553    37,784
Less current portion........................................   14,063     2,727
                                                              -------   -------
                                                              $16,490   $35,057
                                                              =======   =======

     Under the term loan agreement with Finova, $47.9 million was outstanding as of December 31, 2000, including $20.7 million attributable to PracticeWorks. The $20.7 million amount was repaid in March 2001 in connection with the Distribution from proceeds of PracticeWorks' own credit agreement with Finova (see Note C). The Finova loans were collateralized by substantially all of the Company's assets and cash flows. Interest was payable quarterly and at February 28, 2002, the term loan rate was prime plus 2.25% (prime plus 1.75% at December 31, 2001) and the mortgage loan rate was prime plus 1.25%, unchanged from December 31, 2001. The agreement provided for mandatory prepayments based upon achieving certain defined levels of cash flows and contained certain restrictive covenants. There were no prepayment penalties, fees or charges associated with the Finova loans.

     All loan amounts outstanding with Finova were repaid on March 11, 2002 in connection with a new four-year credit agreement entered into by the Company with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement includes a term loan of $22 million at an interest rate of prime plus 2% and a mortgage loan of $5.5 million with respect to the Atlanta property that is held for sale, at an interest rate of prime plus 1.5%. Subject to the Company achieving certain specified earnings targets, the percent by which the Company's interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment at the end of year four. Should the Company decide to prepay the term loan in full prior to year four, it would incur a prepayment fee equal to 3% in year one, 2% in year two, and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The loans, which are collateralized by substantially all of the Company's assets and intellectual property rights, subject the Company to certain restrictive covenants including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the payment of dividends to shareholders.

     Maturities of long-term debt, reflecting the March 2002 credit agreement, are as follows: $14.1 million in 2002, $5.5 million in 2003, $3.1 million in 2004, and $12.0 million in 2006. The $14.1 million, classified as the current portion of long-term debt as of December 31, 2001, includes the mortgage loans ($5.5 million of which otherwise matures in 2006) relating to the Atlanta properties held for sale. The Company repaid $5.4 million in January 2002. In connection with the new credit agreement, the Company repaid the remaining balance of the term loan, $17.9 million, and the mortgage loans, $5.5 million, and effectively realized additional long-term debt proceeds of $4.1 million.

     The Company's loans outstanding as of December 31, 1998 were repaid in April 1999 with proceeds from the sale of Company common stock. In connection with this early retirement of debt, the Company recognized

                                VITALWORKS INC.

an extraordinary item for the unamortized portion of the loan costs and prepayment fees which totaled approximately $4.8 million and, net of estimated tax effect, approximately $2.9 million, or $0.10 per share.

I.  COMMITMENTS AND CONTINGENCIES

     The Company leases office and research facilities, and certain computer and other equipment under various operating and capital lease agreements. The leases expire at various dates through 2008.

     Future minimum lease payments under all operating and capital leases with noncancellable terms in excess of one year are as follows:

YEAR                                                          CAPITAL   OPERATING
----                                                          -------   ---------
                                                                (IN THOUSANDS)
2002........................................................  $  730     $3,326
2003........................................................     536      2,624
2004........................................................     509      2,050
2005........................................................      15      1,540
2006........................................................              1,263
Thereafter..................................................                977
                                                              ------     ------
                                                               1,790     11,780
Less amounts included in accrued restructuring costs........              2,786
                                                              ------     ------
                                                               1,790     $8,994
                                                                         ======
Less amounts representing interest..........................      77
                                                              ------
Present value of net minimum lease payments.................   1,713
Less current portion........................................     679
                                                              ------
Long-term obligations under capital leases..................  $1,034
                                                              ======

     In addition, certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2001, 2000 and 1999 under all lease agreements totaled $2.5 million, $4.4 million and $3.4 million, respectively.

     In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company will continue, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash (in connection with the August agreement, the Company received $8.8 million in 2000), which represent unearned discounts that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled.

     In March 2002, the Company settled the following shareholder lawsuits filed during the period June 2000 through January 2001 against InfoCure Corporation, several of its former officers and directors, and the law firm of Morris, Manning and Martin: Weiner, et al. v. InfoCure Corporation; Habermeier v. InfoCure Corporation; Runde v. InfoCure Corporation; Weintraub v. InfoCure Corporation; Memminger v. InfoCure Corporation; and Hafner v. InfoCure Corporation. These lawsuits, which were disclosed in previous filings with the Securities and Exchange Commission, related to matters alleged to have occurred in 1999 and early 2000 in connection with the sale of the plaintiffs' companies to InfoCure Corporation, now known as VitalWorks Inc. Under the terms of the settlement, which includes a settlement bar order signed by the Honorable Thomas Thrash, Federal District Court judge in the United States District Court for the Northern District of Georgia, all claims against VitalWorks and the individual defendants have been dismissed with

                                VITALWORKS INC.

prejudice and without admission of liability or wrongdoing. In addition, as part of the settlement, VitalWorks assigned certain claims it may have against third parties to plaintiffs, and VitalWorks is entitled to a portion of any recovery plaintiffs obtain from the third parties. This may result in a future reimbursement to the Company of a portion of the settlement amount/legal fees paid. The settlement costs, including legal fees, were primarily borne by the Company's insurance carriers. The portion of the settlement amount, including legal fees, being paid by VitalWorks was accrued for in 2001 and is included in selling, general and administrative expenses of the accompanying statement of operations.

     On March 8, 2001, the Company filed a lawsuit in the Superior Court of the County of Fulton in the State of Georgia against WebMD Corporation, ("WebMD") and its subsidiary, Envoy Corporation ("Envoy"), alleging breach of contract, tortious interference with business relations, and related commercial claims, arising from WebMD's alleged failure and refusal to pay the Company rebates owed under the parties' agreement for certain electronic data interchange, or EDI, transactions performed by Envoy; the alleged improper solicitation by WebMD's sales representatives of practice management software customers of the Company; and allegedly false and damaging statements made by WebMD representatives about the Company, among other alleged wrongful conduct. On July 19, 2001, the Company settled the litigation pending with WebMD and Envoy and entered into a new three-year agreement that will allow the Company to continue offering WebMD's transaction processing services to the physicians who utilize the Company's practice management solutions. Under this new agreement, the Company may continue to offer to its customers WebMD's transaction processing services, as well as WebMD's ExpressBill patient statement services. The litigation, which the companies resolved without admission of liability by either party, included claims relating to prior contractual arrangements between the parties. Pursuant to the settlement agreement, WebMD paid $2.6 million to the Company in July 2001, which settles all claims and amounts due under the parties' prior agreements, and the Company delivered to WebMD the stock certificate evidencing the 1,929,012 shares of the Company common stock that was issued by the Company in 2001 under the prior agreements (see Note J).

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals, which appeal has not yet been decided.

     The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with Plaintiff Sonia Abutog, a pedestrian.

                                VITALWORKS INC.

Title to the vehicle and lease rights is being determined. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company is exploring the issue of liability, and the existence and limits of insurance coverage that may be available to indemnify against any judgment.

     While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

J. STOCKHOLDERS' EQUITY

CONVERTIBLE, REDEEMABLE PREFERRED STOCK ISSUABLE

     In November 2000, pursuant to a February 2000 agreement with the Company, WebMD Corporation exercised its rights to preferred stock of a wholly-owned subsidiary of the Company into 1,929,012 shares of VitalWorks common stock. The shares of common stock were issued on March 2, 2001.

NOTES RECEIVABLE FROM FORMER DIRECTORS

     In June 2000, three inside directors (now former directors) of the Company borrowed $12.2 million in the form of six separate unsecured promissory notes, three due December 31, 2000 and three due on June 30, 2002 (the "Notes"). Interest is due and payable quarterly, except as noted below, at the rate of prime plus .5%. The December Notes represent cash loans and the June Notes represent loans issued to acquire common stock of the Company. On March 5, 2001, the December Notes were extended to December 31, 2001 and as of December 31, 2001, one of the Notes for $.7 million had been repaid. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the Notes and, accordingly, the Company recorded a valuation allowance and ceased accruing interest on the Notes. Interest payments of $.5 million received subsequent to March 31, 2001 were applied against outstanding principal balances. On June 6, 2001, regarding one set of Notes for one of the former directors totaling $5.8 million, the Company received payment of interest through March 31, 2001 and was granted first lien security interests in (i) 1,000,000 shares of Company common stock owned by the director and (ii) the director's option rights to acquire common stock of the Company; in exchange, the Company agreed to extend the maturity date of these notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. At December 31, 2001, the December Notes and the June Notes, as amended, totaled $4.4 million and $6.2 million, including accrued interest through December 31, 2000, respectively, or together $4.6 million, net of the valuation allowance. Management will continue to monitor the collectibility of the four Notes that remain outstanding today. The amount of the allowance against the Notes may be increased or decreased in future periods based on management's determinations.

EQUITY FINANCING AGREEMENT

     On August 1, 2000, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. whereby the Company has the right to make periodic sales to an institutional investor (the "Equity Investor") of up to an aggregate of $60.0 million of its common stock through December 1, 2002. The sale of common stock under the terms of the agreement is at the Company's sole discretion, although the Company is required to pay a fee of $.8 million (paid in 2002) and grant 125,000 warrants to the Equity Investor to purchase shares of the Company's common stock if the Company has not sold to the Equity

                                VITALWORKS INC.

Investor a stated minimum amount ($15.0 million) of its common stock pursuant to the agreement on or before October 1, 2001. The dollar amount that the Company may "Put" to the Equity Investor at one time will be determined in accordance with the terms of the agreement based on the Company's current stock price at the time of the sale. At the Threshold Price (minimum price) of $3.00 per share, $2.5 million may be drawn. For every $2.00 per share increase above the Threshold Price, an additional $1.5 million may be drawn, not to exceed $28.0 million. The purchase price of the shares of stock will represent a discount of 4.0% to 6.0% from the current stock price at the time of the sale. Although the Equity Investor may resell the stock purchased pursuant to an effective registration statement which the Company will file with the Securities and Exchange Commission, the agreement also requires the Equity Investor to limit certain selling activities. As of December 31, 2001, the Company has not sold any shares under this agreement.

ACQUISITION ATTRIBUTED TO PRACTICEWORKS

     On August 8, 2001, the Company issued 887,715 shares of its common stock to the shareholders of Medical Dynamics, Inc. as partial consideration for the acquisition of Medical Dynamics. The agreement to acquire Medical Dynamics, a dental practice management software company, was entered into in 1999 and was entirely attributed to PracticeWorks. The remainder of the purchase price was borne by PracticeWorks. The issuance of VitalWorks shares was recorded as an additional equity distribution to PracticeWorks representing the substance of the transaction as originally contemplated (see Note C).

EMPLOYEE SAVINGS PLAN

     The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than $11,000 per calendar year. The Company may make matching profit-sharing contributions to the plan at its sole discretion. Employees become fully vested with respect to Company contributions after five years of service. In 2001, 2000 and 1999, the Company authorized contributions of $1.1 million, $1.3 million and $.7 million, respectively, to the plan. The contributions were made in VitalWorks common stock in the following year.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "ESPP"), as amended in July 2001, permits eligible employees to purchase VitalWorks common stock through periodic payroll deductions of up to 15% of their cash compensation. Each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value on the purchase date. Under the ESPP, .3 million shares of common stock of the Company have been reserved for issuance. In 2001, 2000 and 1999, a total of 62,948, 107,725 and 36,311 shares, respectively, were issued under the ESPP.

STOCK OPTION PLANS

     The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors and consultants. These plans include the VitalWorks Inc. 2000 Broad Based Stock Plan, the VitalWorks Inc. 1996 Stock Option Plan, the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan and the VitalWorks Inc. Directors Stock Option Plan. The Company has also assumed the stock options of the 1999 Pooled Companies. Such options were converted at the applicable rates used to issue the Company's common stock in the mergers. The shares reserved under the Company's stock option plans were adjusted in connection with

                                VITALWORKS INC.

the Distribution (see Note C), using a conversion ratio of 2.11667, in accordance with the terms of the respective plans.

     The VitalWorks Inc. 2000 Broad Based Stock Plan has 21.2 million shares of common stock of the Company reserved for nonqualified option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three to four-year period and expire ten years from the date of grant.

     Under the VitalWorks Inc. 1996 Stock Option Plan, 12.7 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted incentive stock options ("ISOs") within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options may be granted to directors and consultants. Options vest ratably over a four-year period and expire ten years from the date of grant.

     Under the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan (the "LOSSO Plan"), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees are granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company will discontinue granting options under the LOSSO Plan.

     Under the VitalWorks Inc. Directors Stock Option Plan, .4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the Board of Directors, a director receives an option grant of 20,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive an additional option grant of 5,000 shares on each anniversary date. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date.

                                VITALWORKS INC.

     A summary of stock option activity, and related information for the years ended December 31 is as follows (shares in thousands):

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              OPTIONS   EXERCISE PRICE
                                                              -------   --------------
Outstanding at December 31, 1998............................    5,695       $4.83
  Granted...................................................    3,126       19.81
  Exercised.................................................     (831)       3.95
  Forfeited or canceled.....................................       (1)       5.00
                                                              -------
Outstanding at December 31, 1999............................    7,989       10.78
  Granted...................................................   11,920        4.95
  Exercised.................................................   (1,627)       4.72
  Forfeited or canceled.....................................   (2,388)       9.28
                                                              -------
Outstanding at December 31, 2000............................   15,894        6.66
  Granted...................................................      761        2.77
  Exercised.................................................     (871)       2.14
  Forfeited or canceled.....................................  (10,217)       7.31(A)
  Conversion in order to preserve intrinsic value...........    9,271            (A)
                                                              -------
Outstanding at December 31, 2001............................   14,838       $2.49
                                                              =======
Options exercisable at December 31, 1999....................    2,255       $4.33
Options exercisable at December 31, 2000....................    1,882       $8.27
Options exercisable at December 31, 2001....................    6,997       $2.24

---------------

(a) In connection with the Spin-Off of PracticeWorks in March 2001, VitalWorks and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters including the treatment of options to purchase VitalWorks common stock as a result of the Distribution (see Note C for further discussion). PracticeWorks employees exchanged approximately 7.4 million VitalWorks stock options with a weighted average exercise price of $7.74 for PracticeWorks stock options, thereby canceling the VitalWorks stock options. Stock options of approximately 8.4 million with a weighted average exercise price of approximately $7.20 held by VitalWorks employees prior to the Distribution, who did not become PracticeWorks employees subsequent to the Distribution, were converted to approximately 17.7 million options with an average price of approximately $3.40 in order to preserve the intrinsic value of the options.

     The following table summarizes information about the Company's outstanding stock options at December 31, 2001 (shares in thousands):

                           OPTIONS OUTSTANDING
                   ------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                   AVERAGE     WEIGHTED                 WEIGHTED
     RANGE OF                     REMAINING    AVERAGE                  AVERAGE
     EXERCISE        NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
      PRICES       OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
     --------      -----------   -----------   --------   -----------   --------
                                   (YEARS)
  $0.36 -  1.25       1,002          4.7        $0.97        1,002       $0.97
   1.26 -  2.50      11,711          7.4         2.07        5,281        2.09
   2.51 -  5.00       1,031          6.9         3.20          392        3.14
   5.01 -  7.50         626          7.8         6.76          238        6.95
   7.51 - 17.31         468          6.4         9.10           84        8.86
                     ------                                  -----
  $0.36 - 17.31      14,838          7.2        $2.49        6,997       $2.24
                     ======                                  =====

                                VITALWORKS INC.

PRO FORMA DISCLOSURE

     Statement 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board, defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. If a company elects to use the intrinsic value method, presentation of pro forma disclosures of earnings and earnings per share is required as if the fair value method of accounting was applied.

     The Company has elected to account for its stock options under the intrinsic value method as outlined in Opinion 25. The fair value method requires use of option valuation models, such as the Black-Scholes option valuation model, to value employee stock options, upon which compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable, which differ significantly from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in 2001, 2000 and 1999 was $1.61, $2.97 and $15.53, respectively, as calculated using the Black-Scholes option valuation model.

     The fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001     2000      1999
                                                              -----    -----    ------
Risk-free interest rate.....................................   4.0%     5.2%      6.2%
Expected dividend yield.....................................   0.0      0.0       0.0
Expected stock price volatility.............................  75.4     76.7     119.0
Weighted average expected life (in years)...................     4        4         4

PRO FORMA LOSS FROM CONTINUING OPERATIONS AND PER SHARE DATA

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2001          2000         1999
                                                      ----------    ----------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations:
  As reported.......................................   $(22,436)     $(48,673)     $(3,239)
  Pro forma.........................................    (32,239)      (55,088)      (7,442)
Loss from continuing operations per share:
  As reported.......................................   $  (0.60)     $  (1.45)     $ (0.12)
  Pro forma.........................................      (0.86)        (1.64)       (0.27)

                                VITALWORKS INC.

WARRANTS

     The following table summarizes information about the Company's outstanding and exercisable warrants at December 31, 2001 (shares in thousands):

                                WEIGHTED
                                 AVERAGE     WEIGHTED
   RANGE OF                     REMAINING    AVERAGE
   EXERCISE       NUMBER OF    CONTRACTUAL   EXERCISE
    PRICES        WARRANTS        LIFE        PRICE
   --------      -----------   -----------   --------
                                 (YEARS)
$0.79 -  4.00..        53          1.2        $ 2.89
4.01 -  5.00..        740          6.5          4.69
5.01 -  7.00..        325          2.9          6.46
7.01 - 17.84..          3          4.9         17.84
                    -----
$0.79 - 17.84..     1,121          5.2        $ 5.15
                    =====

     There was no significant impact on the Company's financial statements related to warrants in 2001 and 2000. In 1999, approximately $1.5 million was expensed as an extraordinary item upon extinguishment of debt related to a warrant granted in 1998 in connection with an increase in the Company's credit facility.

K. INCOME TAXES

     For 2001, the Company did not record an income tax provision or benefit due to its operating losses and the change in the valuation allowance for deferred tax assets. For 2000 and 1999, the Company did not record a current income tax provision or benefit as a result of its operating losses; however, the income tax benefit for 2000 and 1999 consisted of the following deferred benefits:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Deferred:
  Federal...................................................   $(12,248)     $(1,156)
  State.....................................................     (1,994)        (184)
                                                               --------      -------
                                                               $(14,242)     $(1,340)
                                                               ========      =======

     The income tax provision (benefit) included in the accompanying financial statements for 2000 and 1999 is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Continuing operations.......................................   $ (9,843)     $(1,610)
Discontinued operations.....................................     (4,399)       2,186
Extraordinary item..........................................                  (1,916)
                                                               --------      -------
                                                               $(14,242)     $(1,340)
                                                               ========      =======

                                VITALWORKS INC.

     The deferred income tax benefit attributable to income from continuing operations for 2000 and 1999 consists of:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Federal.....................................................   $(8,465)       $(1,389)
State.......................................................    (1,378)          (221)
                                                               -------        -------
                                                               $(9,843)       $(1,610)
                                                               =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $ 1,390    $   755
  Goodwill amortization.....................................   10,041      6,192
  Accrued expenses..........................................    1,426      3,104
  Unearned discounts re: outsourced printing services.......    5,095      2,844
  Net operating loss and credit carryforwards...............   31,303     30,515
  Notes receivable from former directors....................    2,517
  Other.....................................................      194
                                                              -------    -------
                                                               51,966     43,410
     Less valuation allowance...............................   23,001     16,495
                                                              -------    -------
                                                              $28,965    $26,915
                                                              =======    =======
Deferred income tax liabilities:
  Product development costs.................................  $ 1,777
  Other.....................................................      454
                                                              -------    -------
                                                                2,231         --
                                                              -------    -------
Net deferred income tax asset...............................  $26,734    $26,915
                                                              =======    =======

     Income tax provision (benefit) attributed to continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate as follows:

                                                            2001       2000      1999
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Expected taxes at federal statutory rate.................  $(7,628)  $(19,895)  $(1,642)
State income taxes, net of federal benefit...............     (773)    (2,692)     (146)
Nondeductible goodwill amortization......................    3,091      3,223       575
Retained net operating losses from discontinued
  operations.............................................   (1,034)    (7,362)
Other, net...............................................     (162)       388      (397)
Change in valuation allowance............................    6,506     16,495
                                                           -------   --------   -------
  Income tax benefit -- continuing operations............  $    --   $ (9,843)  $(1,610)
                                                           =======   ========   =======

     As of December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $76.9 million, which expire at various dates through 2020. Included in the $76.9 million is approximately $19.0 million resulting from preacquisition tax attributes of subsidiaries, utilization of which is subject to substantial limitations attributable to the change in ownership provisions of the Internal Revenue Code and similar state authority.

                                VITALWORKS INC.

     Management has assessed the realizable value of the Company's deferred tax assets of $52.0 million and determined that a valuation allowance of $23.0 million was necessary as of December 31, 2001 to reduce the net deferred income tax asset to $26.7 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted a number of factors, including the following:

     - The loss generated in 2001 was not indicative of the Company's ability to generate future earnings because the results were significantly impacted by the recognition of nonrecurring charges and nondeductible goodwill amortization.

     - Management's projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax asset within three to four years.

L. SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH ACTIVITIES

     Cash payments for interest amounted to $2.1 million, $.6 million and $4.9 million for 2001, 2000, and 1999, respectively. The Company received net tax refunds of $.1 million and $3.3 million in 2001 and 2000, respectively. The Company made cash payments for income taxes of $3.3 million in 1999.

     In 2001, the Company distributed $28.9 million of net assets, as adjusted, in connection with the Spin-Off of PracticeWorks (see Note C).

     In 2001, 2000 and 1999, the Company acquired certain property and equipment with an aggregate value of $.2 million, $1.1 million and $8.6 million, respectively, in exchange for indebtedness including mortgage and capital lease obligations.

     In 2001, the Company settled a note payable and price protection feature relating to the 1998 acquisition of the Healthcare Systems unit of the Reynolds and Reynolds Company by issuing 500,000 shares of VitalWorks common stock.

     In 2001, 2000 and 1999, the Company authorized contributions of $1.1 million, $1.3 million and $.7 million, respectively, to the employee savings plan. The contributions were made in VitalWorks common stock in the following year.

     In 2000, pursuant to a February 2000 agreement with the Company, WebMD Corporation exercised its rights to preferred stock of a wholly-owned subsidiary of the Company into 1,929,012 shares of VitalWorks common stock. The shares of common stock were issued on March 2, 2001.

     In 2000, the Company received notes receivable of approximately $6.6 million from certain then-directors of the Company related to the exercise of stock options. In addition, the Company received 125,000 shares of its common stock into treasury in exchange for the grant of a license agreement for one of the Company's products.

M. SEGMENT INFORMATION

     The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services.

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

     The accompanying statements of operations and related notes disclose the financial information of the Company's reportable segments for the three years ended December 31, 2001.

                                VITALWORKS INC.

N. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2001:

                                                 THREE MONTHS ENDED
                                 ---------------------------------------------------    YEAR ENDED
                                 MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                 --------    --------    ------------    -----------    -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
  Total revenues...............  $ 25,418    $ 25,850      $ 27,090(B)    $ 28,028       $106,386
  Gross profit.................    19,213      19,464        21,753(B)      20,955         81,385
  Loss from continuing
     operations................   (13,672)(A)   (4,877)      (1,668)(B)     (2,219)(C)    (22,436)
  Loss from discontinued
     operations................    (5,384)                                                 (5,384)
                                 --------    --------      --------       --------       --------
          Net loss.............  $(19,056)   $ (4,877)     $ (1,668)      $ (2,219)      $(27,820)
                                 ========    ========      ========       ========       ========
  Average number of shares
     outstanding
     Basic and diluted.........    35,406      37,202        38,327         38,907         37,477
  Earnings (loss) per
     share -- basic and diluted
     Continuing operations.....  $  (0.39)   $  (0.13)     $  (0.04)      $  (0.06)      $  (0.60)
     Discontinued operations...     (0.15)                                                  (0.14)
                                 --------    --------      --------       --------       --------
                                 $  (0.54)   $  (0.13)     $  (0.04)      $  (0.06)      $  (0.74)
                                 ========    ========      ========       ========       ========
2000
  Total revenue................  $ 25,899    $ 24,008      $ 25,099       $ 26,051       $101,057
  Gross profit.................    19,272      16,590        17,907         19,150         72,919
  Loss from continuing
     operations................    (8,223)     (8,708)      (18,096)(d)    (13,646)(e)    (48,673)
  Loss from discontinued
     operations................    (2,958)     (5,708)       (8,014)       (12,760)       (29,440)
                                 --------    --------      --------       --------       --------
          Net loss.............  $(11,181)   $(14,416)     $(26,110)      $(26,406)      $(78,113)
                                 ========    ========      ========       ========       ========
  Average number of shares
     outstanding
     Basic and diluted.........    32,773      33,267        34,174         34,279         33,537
  Earnings (loss) per
     share -- basic and diluted
     Continuing operations.....  $  (0.25)   $  (0.26)     $  (0.53)      $  (0.40)      $  (1.45)
     Discontinued operations...     (0.09)      (0.17)        (0.23)         (0.37)         (0.88)
                                 --------    --------      --------       --------       --------
                                 $  (0.34)   $  (0.43)     $  (0.76)      $  (0.77)      $  (2.33)
                                 ========    ========      ========       ========       ========

---------------

(a) In the quarter, the Company recognized impairment charges and incurred other nonrecurring costs of $7.7 million consisting primarily of a $6.0 million provision for loan losses (see Note J), $.9 million for unused equity financing, and retention bonuses of $.4 million for terminated employees.
(b) In the quarter, the Company recognized $1.6 million of EDI transaction revenues, and recovered EDI processing costs and legal fees of $1.0 million in connection with the settlement agreement with WebMD Corporation (see Note
    I).
(c) In the quarter, the Company incurred and accrued settlement costs, including legal fees, of $1.4 million in connection with a legal proceeding (see Note
    I).
(d) The Company recorded restructuring, impairment charges and other nonrecurring costs of approximately $16.8 million in the third quarter of 2000 (see Note E).
(e) The Company recorded a valuation allowance on its net operating loss carryforwards of $16.5 million in the fourth quarter of 2000 (see Note K).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
VitalWorks Inc.

     The audits referred to in our report dated January 23, 2002, March 11, 2002 for Note H, relating to the consolidated financial statements of VitalWorks Inc., and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
January 23, 2002

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULE

                                VITALWORKS INC.

                                 SCHEDULE II --
                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                         ---------------------
                                            BALANCE AT   CHARGED TO   CHARGED                 BALANCE AT
                                            BEGINNING    COSTS AND    TO OTHER                  END OF
DESCRIPTION                                 OF PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS     PERIOD
-----------                                 ----------   ----------   --------   ----------   ----------
                                                                   (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS
  AND DISCOUNTS
  Year ended December 31, 2001............   $ 1,936        2,296       900(a)     (3,332)(b)  $ 1,800
  Year ended December 31, 2000............     3,183        1,883                  (3,130)(b)    1,936
  Year ended December 31, 1999............     1,187        2,972                    (976)(b)    3,183

DEFERRED TAX ASSET VALUATION ALLOWANCE
  Year ended December 31, 2001............   $16,495        6,506(c)                           $23,001
  Year ended December 31, 2000............                 16,495(c)                            16,495
  Year ended December 31, 1999............

ALLOWANCE FOR NOTES RECEIVABLES FROM
  FORMER DIRECTORS
  Year ended December 31, 2001............                $ 6,000                              $ 6,000
  Year ended December 31, 2000............
  Year ended December 31, 1999............

---------------

(a) Charged to revenues.
(b) Write-offs, returns and discounts, net of recoveries.
(c) Valuation allowance on net operating loss carryforwards.

     All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the accompanying notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2002.

                                          VitalWorks Inc.

                                          By:     /s/ MICHAEL A. MANTO
                                            ------------------------------------
                                                      Michael A. Manto
                                             Executive Vice President and Chief
                                                      Financial Officer

                                          By:      /s/ JOSEPH M. WALSH
                                            ------------------------------------
                                                      Joseph M. Walsh
                                               President and Chief Executive
                                                           Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JOSEPH M. WALSH                   President, Chief Executive       March 26, 2002
-----------------------------------------------------    Officer and Chairman of the
                   Joseph M. Walsh                       Board of Directors (Principal
                                                         Executive Officer)

                /s/ MICHAEL A. MANTO                   Executive Vice President, Chief  March 26, 2002
-----------------------------------------------------    Financial Officer and
                  Michael A. Manto                       Director (Principal Financial
                                                         and Accounting Officer)

          /s/ STEPHEN N. KAHANE M.D., M.S.             Chief Strategy Officer, Vice     March 26, 2002
-----------------------------------------------------    Chairman and Director
            Stephen N. Kahane M.D., M.S.

                /s/ KENNETH R. ADAMS                   Director                         March 24, 2002
-----------------------------------------------------
                  Kenneth R. Adams

               /s/ STEPHEN J. DENELSKY                 Director                         March 25, 2002
-----------------------------------------------------
                 Stephen J. DeNelsky

                /s/ DAVID B. SHEPHERD                  Director                         March 26, 2002
-----------------------------------------------------
                  David B. Shepherd