Form 10-K/A
period 2001-12-31
VITALWORKS INC
filed 2002-04-30
CIK 1028584

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

                                 VITALWORKS INC.
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

                         ------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 28, 2002 (based on the closing sale price of the registrant's common stock, par value, $.001 per share, as reported on The Nasdaq National Market on such date ($5.85)) was $223,477,061. There were 39,449,548 shares of common stock outstanding as of March 28, 2002.

         This Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to add the information required to be set forth in Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding executive officers of VitalWorks is furnished in
Part I of this Annual Report on Form 10-K under the heading "Directors and Executive Officers of the Registrant."

         Set forth below is the name and age of each director of VitalWorks as of December 31, 2001:

         NAME                              AGE       POSITION AT VITALWORKS
         ----                              ---    ------------------------------
         Joseph M. Walsh..............     42     Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer

         Stephen N. Kahane, M.D., M.S.     44     Vice Chairman, Chief Strategy
                                                  Officer and Director

         Michael A. Manto.............     43     Executive Vice President,
                                                  Chief Financial Officer and
                                                  Director

         Kenneth R. Adams.............     66     Director

         Stephen J. DeNelsky..........     34     Director

         David B. Shepherd............     51     Director

         Joseph M. Walsh, age 42, has served as President and Chief Executive Officer and as a director of VitalWorks since March 2001 and Chairman since June 2001. From April 2000 until March 2001, Mr. Walsh served as President of the Company's medical practice software division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a medical practice management company specializing in oral and maxillofacial and plastic surgery practices. VitalWorks acquired Micro-Designs in 1998.

         Stephen N. Kahane, M.D., M.S., age 44, has served as Vice Chairman and Chief Strategy Officer and as a director of VitalWorks since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of the Company's E-Health division and then as Chief Strategy Officer of the Company's medical practice software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. Datamedic was acquired by VitalWorks in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

         Michael A. Manto, age 43, has served as Executive Vice President and as a director of VitalWorks since March 2001 and as Chief Financial Officer since April 2001. From July 2000 until March 2001, he served as Executive Vice President of the Company's medical practice software division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto, a certified public accountant, was with Ernst & Young LLP.

         Kenneth R. Adams, age 66, has served as a director of VitalWorks since March 2001. From 1984 until his retirement in 1998, Mr. Adams served in various capacities with SunGard Data Systems Inc., a provider of integrated information technology solutions to the financial services industry. From October

1988 until December 1995, Mr. Adams was chairman and chief executive officer of the SunGard Disaster Recovery business unit, and from January 1996 until December 1998, Mr. Adams served as chief executive officer of SunGard Healthcare Systems Inc.

         Stephen J. Denelsky, age 34, has served as a director of VitalWorks since March 2001. Since November 2001, he has served as the portfolio manager of Forstmann-Laff Associates. In December 2000, Mr. DeNelsky founded Sapphire Capital Management LLC, a New York-based investment fund, and he served as its managing partner until November 2001. From June 1999 until December 2000, he was a senior research analyst at Credit Suisse First Boston's Health Care Equity Research Group, covering primarily the healthcare information technology and e-health sectors. From January 1996 to June 1999, Mr. DeNelsky occupied senior research analyst positions at Deutsche Banc Alex. Brown, ING Barings Furman Selz and McDonald & Company Securities.

         David B. Shepherd, age 51, has served as a director of VitalWorks since June 2001. Since 1990, Mr. Shepherd served, and continues to serve, as a vice president and as the chief financial officer of Louis Dreyfus Property Group Inc., an international commercial property company owned by Societe Anonyme Louis Dreyfus & Cie. Prior to joining Louis Dreyfus, from 1975 until 1990, Mr. Shepherd, a certified public accountant, was with Ernst & Young LLP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the directors, executive officers and the holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership of the Company's common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Based solely on the Company's review of copies of reports filed by reporting persons or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that during fiscal year 2001, all filings required to be made by the Company's reporting persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth information regarding total compensation paid by VitalWorks for services rendered by the individuals who, as of December 31, 2001, served as the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000 during 2001 (collectively, the "Named Executive Officers"). Mr. Fine is included in the following table because he served as the Company's Chief Executive Officer for part of 2001. In connection with the spin-off of VitalWorks's dental business through a pro rata distribution to its stockholders of all the outstanding common stock of PracticeWorks, Inc. (the "PracticeWorks Spin-Off"), as of March 5, 2001, Mr. Fine resigned as the Company's Chief Executive Officer and President. Mr. Fine served as the Company's Chairman of the Board of Directors after the PracticeWorks Spin-Off until his resignation from that position on June 6, 2001. Mr. Fine is no longer a director, officer or employee of VitalWorks.

                           SUMMARY COMPENSATION TABLE


                                                                                      LONG TERM COMPENSATION
                                           ANNUAL COMPENSATION       OTHER           RESTRICTED    SECURITIES
         NAME AND             FISCAL                                 ANNUAL            STOCK       UNDERLYING      ALL OTHER
   PRINCIPAL POSITION          YEAR     SALARY($)    BONUS($)    COMPENSATION($)(1)   AWARDS($)    OPTIONS (#)  COMPENSATION($)(2)

Joseph M. Walsh (3)             2001    $ 250,000   $ 250,000        $      --       $    --            200(4)      $  10,500
 President and
 Chief Executive Officer

Stephen N. Kahane, M.D. (3)     2001      178,428     190,000               --            --            200            10,500
 Vice Chairman and
 Chief Strategy Officer

Michael A. Manto (3)            2001      190,000     190,000               --            --            100            10,500
 Executive Vice President and
 Chief Financial Officer

C. Daren McCormick (3)          2001      136,250     140,000               --            --         29,833             8,288
 Vice President and
 Chief Operations Officer

Stephen L. Hicks (3)            2001      145,000     128,000               --            --            100            10,500
 Vice President,
 General Counsel and
 Corporate Secretary

Frederick L. Fine               2001      160,097          --               --            --             --           750,000
 Former President and           2000      145,833       4,000               --            --      1,200,200             9,350
 Chief Executive Officer        1999      125,000      19,500           15,683            --        440,200             9,621



         (1) The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Messrs. Walsh, Manto, McCormick and Hicks and Dr. Kahane in 2001 and Mr. Fine in 2001 or 2000 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for those persons for those years. The amount presented for Mr. Fine in 1999 includes an automobile allowance for the use of a vehicle in the amount of $9,683 and compensation for business expenses in the amount of $6,000.

         (2) The amounts presented for Messrs. Walsh, Manto, McCormick and Hicks and Dr. Kahane in 2001 and Mr. Fine in 2000 and 1999 represent VitalWorks contribution to the 401(k) savings plan. The amount presented for Mr. Fine in 2001 represents the severance payment paid to Mr. Fine pursuant to the Severance Agreement, effective as of June 6, 2001, between VitalWorks and Mr. Fine. (See "Employment Contracts and Change of Control Arrangements" below).

         (3) Messrs. Walsh, Manto, McCormick and Hicks and Dr. Kahane became executive officers of VitalWorks in March 2001.

         (4) Does not include options to purchase 15,016 shares of VitalWorks common stock granted to Mr. Walsh's spouse, a management employee of the Company.

         Option Grants in Last Fiscal Year. The following table contains information concerning the stock option grants made to the Named Executive Officers during 2001. The amounts shown for potential realizable values are based upon assumed annualized rates of VitalWorks stock price appreciation of 5% and 10% over the full ten-year term (or shorter term) of the options, as required by the Securities and Exchange Commission, and are not intended to represent or forecast possible future appreciation, if any, of the price of VitalWorks common stock.

                                INDIVIDUAL GRANTS

                                                                                             POTENTIAL REALIZABLE VALUE AT
                                                                                                      ASSUMED
                           NUMBER OF                                                                ANNUAL RATES OF
                          SECURITIES         % OF TOTAL                                               STOCK PRICE
                          UNDERLYING           OPTIONS         EXERCISE                              APPRECIATION
                            OPTIONS          GRANTED TO         PRICE         EXPIRATION            FOR OPTION TERM
NAME                      GRANTED (#)         EMPLOYEES     PER SHARE($/SH)      DATE          5%($)            10%($)

Joseph M. Walsh (1)           200                 *            $ 2.50          9/28/2011      $    314        $    797


Stephen N. Kahane, M.D.       200                 *              5.65         12/31/2011           711           1,801


Michael A. Manto              100                 *              2.50          9/28/2011           157             398


C. Daren McCormick         29,633               3.9              1.33          1/24/2011        24,786          62,812
                              200                 *              2.00          3/30/2011           252             637

Stephen L. Hicks              100                 *              2.50          9/28/2011           157             398


Frederick L. Fine           -----             -----             -----              -----         -----            -----


*        Less than one percent.

         (1) Does not include the following options granted to Mr. Walsh's spouse, a management employee of the Company: (i) an option to purchase 14,816 shares of VitalWorks common stock with an exercise price of $1.33, an expiration date of January 24, 2011 and potential realizable values of $12,393, based on a 5% stock appreciation rate, and $31,405, based on a 10% appreciation rate and (ii) an option to purchase 200 shares of VitalWorks common stock with an exercise price of $2.50, an expiration date of September 28, 2011 and potential realizable values of $314, based on a 5% stock appreciation rate, and $797, based on a 10% appreciation rate. The options granted to Mr. Walsh and his spouse constituted approximately 2% of the total options granted to all of the Company's employees in 2001.



         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table. Shown below is information with respect to the number of VitalWorks shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2001 for the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2001 and the aggregate gains that would have been realized had these options been exercised on December 31, 2001, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

                                                             NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN
                             SHARES                         UNDERLYING UNEXERCISED             THE MONEY OPTIONS AT
                           ACQUIRED ON      VALUE       OPTIONS AT FISCAL YEAR END (#)       FISCAL YEAR END ($) (1)
NAME                      EXERCISE (#)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                      ------------   ------------   -----------     -------------     -----------     -------------
Joseph M. Walsh (2)            95,238       $ 42,857       423,332         1,489,067     $ 1,502,829       $ 5,282,736
Stephen N. Kahane, M.D.             0              0       914,982         1,164,155       2,457,423         3,289,081
Michael A. Manto                    0              0       661,457           926,145       2,348,172         3,287,775
C. Daren McCormick                  0              0       106,891           317,065         363,890         1,136,070
Stephen L. Hicks                    0              0       132,292           185,308         469,637           657,803
Frederick L. Fine                   0              0     2,887,944                 0      10,637,377                 0

         (1) The closing price for VitalWorks common stock as reported by The Nasdaq Stock Market on December 31, 2001 was $5.65. The value is calculated on the basis of the difference between the option exercise price and $5.65, multiplied by the shares of common stock underlying the option.

         (2) Does not include the following options held by Mr. Walsh's spouse, a management employee of the Company: (i) exercisable options to purchase 47,625 shares of VitalWorks common stock with a value at fiscal at year end of $169,069 and (ii) unexercisable options to purchase 165,086 shares of VitalWorks common stock, of which options to purchase 164,663 shares are in the money with a value at fiscal year end of $594,007.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

         The following are descriptions of the employment and change of control arrangements with the Company's Named Executive Officers. In connection with the PracticeWorks Spin-Off, Mr. Fine resigned as the Company's Chief Executive Officer and President. Mr. Fine served as the Company's Chairman of the Board of Directors after the PracticeWorks Spin-Off until his resignation from that position on June 6, 2001. Mr. Fine is no longer a director, officer or employee of VitalWorks.

         VitalWorks entered into a four-year employment agreement with Mr. Walsh on July 24, 2000. The agreement provides for an initial annual base salary of $250,000 and a severance payment equal to three times the then-current annual base salary rate and a pro-rated annual bonus upon the termination of employment by VitalWorks without cause or a voluntary termination in the event of a change of control of VitalWorks. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that certain performance goals are met and options to purchase shares of VitalWorks common stock at fair market value, generally vesting over three years. Further, the agreement provides that during the term of the agreement, Mr. Walsh shall own or have the right to purchase an aggregate number of shares of VitalWorks common stock which is not less than 3% of the then-outstanding shares of common stock (on an as-converted basis). The agreement provides for 100% vesting of all outstanding stock options upon a change of control of VitalWorks or upon a termination of employment by VitalWorks without cause. The agreement provides for an additional gross-up payment to be made to Mr. Walsh in the event that, upon a change in the ownership or effective control of VitalWorks or in the ownership of a substantial portion of the assets of VitalWorks, any payments to Mr. Walsh would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). Mr. Walsh is also permitted to participate in VitalWorks's employee benefit programs.

         VitalWorks entered into a four-year employment agreement with Dr. Kahane on July 24, 2000. The agreement provides for an initial annual base salary of $190,000 and a severance payment equal to three times the then-current annual base salary rate upon the termination of employment by VitalWorks without cause or a voluntary termination in the event of a change of control of VitalWorks. Dr. Kahane agreed to be paid a salary of $125,000 until the date of the PracticeWorks Spin-Off. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors and options to purchase shares of VitalWorks common stock at fair market value, generally vesting over three years. Further, the agreement provides for a cash bonus payment as determined by the Chief Executive Officer and/or the Compensation Committee. The agreement provides for 100% vesting of all outstanding stock options upon a change of control of VitalWorks or upon a termination of employment by VitalWorks without cause. The agreement provides for an additional gross-up payment to be made to Dr. Kahane in the event that, upon a change in the ownership or effective control of VitalWorks or in the ownership of a substantial portion of the assets of VitalWorks, any payments to Dr. Kahane would be subject to an excise tax under Section 4999 of the Code. Dr. Kahane is also permitted to participate in VitalWorks's employee benefit programs.

         VitalWorks entered into a four-year employment agreement with Mr. Manto on July 24, 2000. The agreement provides for an initial annual base salary of $190,000 and a severance payment equal to three times the then-current annual base salary rate and a pro-rated annual bonus upon the termination of employment by VitalWorks without cause or a voluntary termination in the event of a change of control of VitalWorks. In addition, the agreement provides for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that that certain performance goals are met and options to purchase shares of VitalWorks common stock at fair market value, generally vesting over three years. Further, the agreement provides that during the term of the agreement, Mr. Manto shall own or have the right to purchase an aggregate number of shares of VitalWorks common stock which is not less than 2% of the then-outstanding shares of common stock (on an as-converted basis). The agreement provides for 100% vesting of all outstanding stock options upon a change of control of VitalWorks or upon a termination of employment by VitalWorks without cause. The agreement provides for an additional gross-up payment to be made to Mr. Manto in the event that, upon a change in the ownership or effective control of VitalWorks or in the ownership of a substantial portion of the assets of VitalWorks, any payments to Mr. Manto would be subject to an excise tax under Section 4999 of the Code. Mr. Manto is permitted to participate in VitalWorks's employee benefit programs.

         VitalWorks entered into a four-year employment agreement with Mr. Hicks on August 21, 2000. The agreement provides for an initial annual base salary of $130,000 and a severance payment equal to two times the then-current annual base salary rate and a pro-rated annual bonus upon the termination of employment by VitalWorks without cause or a voluntary termination in the event of a change of control of VitalWorks. In July 2001, Mr. Hicks's annual base salary was increased by to $160,000. In addition, the agreement provides for a cash bonus payment in the event that that certain performance goals are met and options to purchase shares of VitalWorks common stock at fair market value, generally vesting over three years. The agreement provides for 100% vesting of all outstanding stock options upon a change of control of VitalWorks or upon a termination of employment by VitalWorks without cause. The agreement provides for an additional gross-up payment to be made to Mr. Hicks in the event that, upon a change in the ownership or effective control of VitalWorks or in the ownership of a substantial portion of the assets of VitalWorks, any payments to Mr. Hicks would be subject to an excise tax under Section 4999 of the Code. Mr. Hicks is also permitted to participate in VitalWorks's employee benefit programs.

         VitalWorks entered into a four-year employment agreement with Mr. Fine in July 1998, and amended this agreement in June 1999. The agreement, as amended, provided for an initial annual base salary of $125,000 and a severance payment equal to three times the then-current annual base salary rate ($250,000 as of June 6, 2001) upon the termination of employment by VitalWorks without cause or a voluntary termination in the event of a change of control of VitalWorks. In addition, the agreement, as amended, provided for incentive compensation pursuant to a program established by the Board of Directors, a cash bonus payment in the event that VitalWorks meets certain earnings thresholds and options to purchase shares of VitalWorks common stock at fair market value, vesting over four years. The agreement, as amended, provided for 100% vesting of all outstanding stock options upon a change of control of VitalWorks. The agreement, as amended, provided for an additional gross-up payment to be made to Mr. Fine in the event that, upon a change in the ownership or effective control of VitalWorks or in the ownership of a substantial portion of the assets of VitalWorks, any payments to Mr. Fine would be subject to an excise tax under
Section 4999 of the Code. Mr. Fine was permitted to participate in VitalWorks's employee benefit programs. In November 2000, VitalWorks and Mr. Fine agreed to mutually terminate the foregoing agreement, as amended, and entered into a new four-year employment agreement. Except as described below, the terms of the new agreement were substantially similar to the terms of the prior agreement. The new agreement provided that upon the PracticeWorks Spin-Off, Mr. Fine was to become the Chairman of the Board and resign as Chief Executive Officer and President. Mr. Fine was to receive an annual base salary of $250,000 and was eligible to receive a cash bonus identical to the cash bonus awarded to the Company's President and/or Chief Executive Officer. The stock option granted under this agreement was to vest generally over three years and all outstanding options would immediately vest upon a termination of employment by VitalWorks without cause. Upon a change in control or termination by VitalWorks without cause, medical and dental insurance benefits would continue for two years under the new agreement. The agreement also provided that during the term of the agreement, Mr. Fine was to own or have the right to purchase an aggregate number of shares of VitalWorks common stock which is not less than 3% of the then-outstanding shares of common stock (on an as-converted basis).

         Effective as of June 6, 2001, VitalWorks entered into a Separation Agreement with Mr. Fine pursuant to which Mr. Fine's relationship with VitalWorks was mutually terminated. Under this agreement, Mr. Fine agreed to release any and all claims that he ever had or now has against VitalWorks and certain related parties, and VitalWorks agreed to release all claims that it may have against Mr. Fine arising out of Mr. Fine's employment with and separation from VitalWorks. Also, under the Separation Agreement Mr. Fine shall receive the termination benefits and remain subject to the restrictions called for under his employment agreement with VitalWorks (as discussed above), except that (A) Mr. Fine agreed to apply his severance payment ($484,125, net of withholdings) to
(i) withholdings resulting from income reported under a deferred compensation agreement between VitalWorks and Mr. Fine and (ii) interest accrued as of March 31, 2001 on certain indebtedness (the "Notes") owed by Mr. Fine to VitalWorks (see "Certain Transactions" below), (B) Mr. Fine granted VitalWorks a first lien security interest on 1,000,000 shares of VitalWorks common stock owned by Mr. Fine to secure repayment of the Notes, (C) Mr. Fine shall (x) grant VitalWorks a first lien security interest on all shares received upon exercise of his stock options to secure repayment of the Notes or (y) apply the net proceeds from any and all sales of shares purchased upon exercise of his stock options towards repayment of the Notes, (D) Mr. Fine agreed to an exercise period of five years, instead of the ten years provided under his employment agreement, for all of his outstanding stock options, and (E) Mr. Fine agreed to the cancellation by VitalWorks of options previously granted to purchase 931,334 shares of VitalWorks common stock. In addition, VitalWorks agreed to extend the maturity dates of the Notes, and the due date for interest accruing after March 31, 2001, to December 31, 2002. As of April 23, 2002, all of the principal of and interest on the Notes were paid in full, and simultaneously, the liens were released.

COMPENSATION OF DIRECTORS

         The Company compensates its independent directors through the Company's Directors Stock Option Plan, adopted by the Company's directors and approved by the Company's stockholders in June 1998. The Directors Stock Option Plan provides to each director who is not an employee of VitalWorks or its subsidiaries, at the time he or she is first appointed or elected to the Board of Directors, an option to purchase 10,000 shares of common stock. On each anniversary of such director's service on the Board, each non-employee director receives an annual grant of an option to purchase 2,500 shares of common stock. The Directors Stock Option Plan also allows the Compensation Committee of the Board of Directors to make additional grants of options to non-employee directors; however, in practice, the employee directors approve additional grants of options to non-employee directors. All options granted under the Directors Stock Option Plan vest at a rate of 50% upon completion of one year of service as a director after the date of grant and 50% upon completion of the second year of service as a director after the date of grant. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the Board of Directors, the Directors Stock Option Plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. As of December 31, 2001, there were 423,334 shares of common stock reserved for issuance under the Directors Stock Option Plan. In addition, as of December 31, 2001, options to acquire 60,000 shares of VitalWorks common stock had been granted and were outstanding pursuant to the Directors Stock Option Plan at a weighted average exercise price of $1.85 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 2001, the Compensation Committee initially consisted of James D. Elliot and Raymond H. Welsh. As of April 24, 2001, the Compensation Committee consisted of Messrs. Adams and DeNelsky, and, as of June 13, 2001, Mr. Shepherd was appointed to the committee. None of Messrs. Elliott, Welsh, Adams, DeNelsky and Shepherd has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

         None of the Company's executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of the Company or member of the Compensation Committee.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of the Company's outstanding common stock as of March 31, 2002 by:

         - each stockholder that the Company knows is the beneficial owner of more than 5% of the Company's common stock;

         -        each of the Company's directors;

         -        each individual named in the Summary Compensation Table; and

         -        all directors and current executive officers as a group.

         Information with respect to "beneficial ownership" shown in the table below is based on information supplied by the respective beneficial owners. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For purposes of calculating the percentage beneficially owned by a particular beneficial owner, the shares of common stock deemed outstanding include 39,449,548 shares outstanding as of March 31, 2002, plus all common stock issuable on exercise of options within 60 days of March 31, 2002 held by the particular beneficial owner ("Presently Exercisable Options"). Presently Exercisable Options are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the mailing address of each beneficial owner is c/o VitalWorks Inc., 239 Ethan Allen Highway, Ridgefield, Connecticut 06877.


                                                                          SHARES                 PERCENTAGE
                                                                        BENEFICIALLY            BENEFICIALLY
     NAME OF BENEFICIAL OWNER                                              OWNED                   OWNED
     ------------------------                                              -----                   -----
     Joseph M. Walsh (1)                                                 1,974,439                  4.9
     Stephen N. Kahane, M.D. (2)                                         1,231,988                  3.0
     Michael A. Manto (3)                                                  937,199                  2.3
     C. Daren McCormick (4)                                                119,730                    *
     Stephen L. Hicks (5)                                                  192,733                    *
     Kenneth R. Adams (6)                                                  138,700                    *
     Stephen J. DeNelsky (7)                                                10,000                    *
     David B. Shepherd                                                      10,000                    *
     Frederick L. Fine(8)                                                4,188,041                  9.9
     All directors and current executive officers as a group             4,706,805                 11.0
     (9 persons)(9)

*        Less than one percent.

         (1) Includes 4,112 shares held by Mr. Walsh's spouse, a management employee of the Company. Also includes options to purchase 911,327 shares of VitalWorks common stock, of which options to purchase 58,736 shares of VitalWorks common stock are held by Mr. Walsh's spouse.

         (2) Includes options to purchase 1,208,669 shares of VitalWorks common stock.

         (3) Includes options to purchase 926,040 shares of VitalWorks common stock.

         (4) Includes options to purchase 117,262 shares of VitalWorks common stock.

         (5) Includes options to purchase 185,208 shares of VitalWorks common stock.

         (6) Includes options to purchase 10,000 shares of VitalWorks common stock. Also includes 200 shares held by Mr. Adams' spouse.

         (7) Consists of options to purchase 10,000 shares of VitalWorks common stock.

         (8) Based solely upon the Schedule 13G filed by Mr. Fine on February 8, 2002. Includes 7,158 shares held by Mr. Fine for the benefit of his children and 2,386 shares held by a charitable trust over which Mr. Fine has sole voting and investment control. Also includes 2,887,944 shares issuable upon the exercise of Presently Exercisable Options. As of June 6, 2001, Mr. Fine resigned as Chairman of the Board and a director of VitalWorks, and in connection therewith, Mr. Fine and VitalWorks entered into a mutual Separation Agreement pursuant to which Mr. Fine's vested and unvested options to purchase 931,334 shares of VitalWorks common stock were cancelled. (See "Employment Contracts and Change of Control Arrangements" below). The mailing address for Mr. Fine is c/o Rialto, LLC, 3247 Roswell Road, Atlanta, Georgia 30305.

         (9) Includes options to purchase 3,458,464 shares of VitalWorks common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 30, 2000, James K. Price, a former director of the Company, borrowed $673,144 from the Company in the form of a promissory note. The note was subsequently amended on March 5, 2001. The note, as amended, bore interest at a rate of prime plus 0.5% per annum and was due December 31, 2001. The principal and a portion of the interest had been paid as of December 26, 2001. Accrued interest of $166 was outstanding as of April 23, 2002.

         On June 30, 2000, Mr. Fine borrowed $3,115,716 from the Company in the form of a promissory note bearing interest at prime plus 0.5%. The note was subsequently amended on March 5, 2001 to extend the maturity date to December 31, 2001. In June 2001, the Company entered into a Separation Agreement with Mr. Fine pursuant to which (i) the Company agreed to extend the maturity date of the note, and the due date for interest accruing after March 31, 2001, to December 31, 2002, (ii) Mr. Fine agreed to apply a part of the severance payment received from the Company to pay off all interest accrued on the note through and including March 31, 2001, (iii) Mr. Fine agreed to grant a first lien security interest in 1,000,000 shares of VitalWorks common stock to secure repayment of the note and (iv) Mr. Fine agreed to grant a first lien security interest on all shares received upon exercise of options to secure repayment of the note or apply the net proceeds from any and all sales of such shares to repayment of the note. The principal and interest were paid in full as of April 23, 2002, and simultaneously, the liens were released.

         On June 30, 2000, Richard E. Perlman, a former director of the Company, borrowed $1,449,049 from the Company in the form of a promissory note. The note was subsequently amended on March 5, 2001. The note, as amended, bore interest at a rate of prime plus 0.5% per annum and was due December 31, 2001. The principal and a portion of the interest had been paid as of January 2, 2002. Accrued interest of $1,399 was outstanding as of April 23, 2002.

         On June 30, 2000, the Company received a note receivable from Mr. Fine in an amount of $2,691,882 in connection with Mr. Fine's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% per annum and is due June 30, 2002. In June 2001, the Company entered into a Separation Agreement with Mr. Fine pursuant to which (i) the Company agreed to extend the maturity date of the note, and the due date for interest accruing after March 31, 2001, to December 31, 2002, (ii) Mr. Fine agreed to apply a part of the severance payment received from the Company to pay off all interest accrued on the note through and including March 31, 2001, (iii) Mr. Fine agreed to grant a first lien security interest in 1,000,000 shares of VitalWorks common stock to secure repayment of the note and (iv) Mr. Fine agreed to grant a first lien security interest on all shares received upon exercise of options to secure repayment of the note or apply the net proceeds from any and all sales of such shares to repayment of the note. The principal and interest were paid in full as of April 23, 2002, and simultaneously, the liens were released.

         On June 30, 2000, the Company received a note receivable from Mr. Perlman in an amount of $2,122,800 in connection with Mr. Perlman's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% per annum and is due June 30, 2002. On January 2, 2002, Mr. Perlman provided a payment of $30,562, representing the total accrued interest as of December 31, 2001. As of April 23, 2002, none of the principal had been repaid, and the total accrued interest outstanding was $9,063.

         On June 30, 2000, the Company received a note receivable from Mr. Price in an amount of $2,122,800 in connection with Mr. Price's exercise of vested stock options. The note bears interest at a rate of prime plus 0.5% per annum and is due June 30, 2002. As of April 23, 2002, none of the principal had been repaid, and the total accrued interest outstanding was $9,073.

         As of March 31, 2001, the management of the Company determined that collection was doubtful with respect to approximately $6 million of the balance remaining on the above-described notes that remained outstanding as of that date and, accordingly, the Company recorded a valuation allowance for that amount and ceased accruing interest on these notes as of March 31, 2001. The Company has since reduced the valuation allowance to $3 million as of March 31, 2002.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VITALWORKS INC.



                                    By: /s/ Joseph M. Walsh
                                        -------------------------------------
Date:  April 30, 2002                   Joseph M. Walsh
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2002.

SIGNATURE                                  TITLE
---------                                  -----

                   *                       President, Chief Executive Officer and Chairman of the
  ____________________________________     Board of Directors (Principal Executive Officer)
            Joseph M. Walsh


                   *                       Executive Vice President, Chief Financial Officer and
  ____________________________________     Director (Principal Financial and Accounting Officer)
            Michael A. Manto


                   *                       Vice Chairman, Chief Strategy Officer, and Director
  ____________________________________
     Stephen N. Kahane, M.D., M.S.


                   *                       Director
  ____________________________________
            Kenneth R. Adams


                   *                       Director
  ____________________________________
          Stephen J. DeNelsky


                   *                       Director
  ____________________________________
           David B. Shepherd


  * By:  /s/ Joseph M. Walsh
         -----------------------
         Joseph M. Walsh
         Attorney-in-Fact