Form 10-K/A
period 2001-12-31
VITALWORKS INC
filed 2002-05-10
CIK 1028584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

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

                        COMMISSION FILE NUMBER 001-12799

                            ------------------------

                                 VITALWORKS INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        59-2248411
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

    239 ETHAN ALLEN HIGHWAY,                                06877
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

     This Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to amend the table entitled "Aggregate Option Exercises in Last Fiscal Year and Year-End Values" in
Item 11 to change the number of shares acquired on exercise in 2001 and currently held by Joseph M. Walsh to 635,000 and the value realized to $285,750. Other than the aforementioned change, all other information included in the initial filing as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2002 is unchanged.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VITALWORKS INC.



                                 By: /s/ Joseph M. Walsh
                                     ------------------------------
Date:  May 10, 2002                  Joseph M. Walsh
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                     CHAIRMAN OF THE BOARD OF DIRECTORS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 10, 2002.

SIGNATURE                                                 TITLE
---------                                                 -----
                *
___________________________________         President, Chief Executive Officer
         Joseph M. Walsh                    and Chairman of the Board of
                                            Directors (Principal Executive
                                            Officer)
                *
___________________________________         Executive Vice President, Chief
        Michael A. Manto                    Financial Officer and Director
                                            (Principal Financial and Accounting
                                            Officer)
                *
___________________________________         Chief Strategy Officer, Vice
   Stephen N. Kahane, M.D., M.S.            Chairman and Director

                *
___________________________________         Director
        Kenneth R. Adams

                *
___________________________________         Director
        Stephen J. DeNelsky

                *
___________________________________         Director
          David B. Shepherd


* By: /s/ Joseph M. Walsh
      ------------------------------
       Joseph M. Walsh
       Attorney-in-Fact