Form 10-Q
period 2002-03-31
VITALWORKS INC
filed 2002-05-15
CIK 1028584

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                               __________________


                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                         ______________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of May 10, 2002, there were 40,099,321 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-Q
________________________________________________________________________________

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets--
        March 31, 2002 and December 31, 2001................................  2

     Condensed Consolidated Statements of Operations--
        Three Months Ended March 31, 2002 and 2001..........................  3

     Condensed Consolidated Statements of Cash Flows--
        Three Months Ended March 31, 2002 and 2001..........................  4

     Notes to Condensed Consolidated Financial Statements--
        March 31, 2002......................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 18

Item 5. Other Information................................................... 18

Item 6. Exhibits and Reports on Form 8-K.................................... 18

SIGNATURES.................................................................. 19


          For further information, refer to the VitalWorks Inc. annual report on Form 10-K filed on March 29, 2002.

       VitalWorks is a registered trademark of VitalWorks Inc. All other trademarks and company names mentioned are the property of their respective owners.

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                          MARCH 31,          DECEMBER 31,
                                                                             2002                2001
                                                                          --------------------------------
ASSETS                                                                    (unaudited)             (Note)
Current assets:
    Cash and cash equivalents                                             $   16,594          $   12,988
    Accounts receivable, net of allowances of $2,000 and $1,800               14,100              12,693
    Computer hardware held for resale                                            404                 323
    Deferred income taxes, net                                                 2,603               3,376
    Prepaid expenses and other current assets                                    834                 946
    Headquarters building(s) held for sale, at fair value                      5,836               7,184
                                                                          ------------------------------
TOTAL CURRENT ASSETS                                                          40,371              37,510
Property and equipment, at cost, less accumulated
    depreciation and amortization of $6,951 and $6,294                         5,911               6,435
Goodwill, less accumulated amortization of $55,898 and $55,898                20,256              20,256
Product development and deferred finance costs, less
    accumulated amortization of $135 and $905                                  5,873               4,739
Deferred income taxes, net                                                    24,131              23,358
Other assets                                                                     521                 651
                                                                          ------------------------------
Total assets                                                              $   97,063          $   92,949
                                                                          ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable and accrued expenses                                 $   10,000          $   10,503
    Accrued employee compensation and benefits                                 2,580               2,862
    Accrued restructuring costs                                                2,642               2,900
    Deferred revenue, including unearned discounts of $1,264 and $1,701        7,463               8,096
    Current portion of long-term debt                                          9,883              14,063
                                                                          ------------------------------
TOTAL CURRENT LIABILITIES                                                     32,568              38,424
Long-term debt                                                                18,757              16,490
Other liabilities, primarily unearned discounts re:
    outsourced printing services                                              12,492              11,975
COMMITMENTS AND CONTINGENCIES - NOTE D
    Stockholders' equity:
    Common stock $.001 par value; 200,000,000 shares authorized;
    39,574,548 and 39,126,771 shares issued                                       40                  39
    Additional paid-in capital                                               193,125             191,585
    Notes receivable from former directors, net of allowances
    of $3,000 and $6,000                                                      (6,618)             (4,632)
    Accumulated deficit                                                     (152,832)           (160,463)
    Treasury stock, at cost, 125,000 shares                                     (469)               (469)
                                                                          ------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    33,246              26,060
                                                                          ------------------------------
Total liabilities and stockholders' equity                                $   97,063          $   92,949
                                                                          ==============================


Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2002           2001
                                                            -----------------------
REVENUES
    Maintenance and services                                $ 20,975       $ 20,865
    Software licenses and system sales                         7,043          4,553
                                                            -----------------------
Total revenues                                                28,018         25,418
                                                            -----------------------
COSTS AND EXPENSES
Cost of revenues:
    Maintenance and services                                   5,354          4,985
    Software licenses and system sales                         1,594          1,220
Selling, general and administrative                           12,614         15,160
Research and development                                       3,175          2,449
Depreciation and amortization, includes $5,746
    of goodwill amortization in 2001                             604          6,648
Provision (credit) for loan losses ($6,000 in 2001)
    and other nonrecurring costs in 2001                      (3,000)         7,747
                                                            -----------------------
                                                              20,341         38,209
                                                            -----------------------
OPERATING INCOME (LOSS)                                        7,677        (12,791)
Interest expense, net of interest income of $570 and $103        (21)          (881)
                                                            -----------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS,
    BEFORE INCOME TAXES                                        7,656        (13,672)
Provision for income taxes                                        25
                                                            -----------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       7,631        (13,672)
Loss from discontinued operations                                            (5,384)
                                                            -----------------------
NET INCOME (LOSS)                                           $  7,631       $(19,056)
                                                            =======================
EARNINGS (LOSS) PER SHARE
  Basic:
    Continuing operations                                   $   0.19       $  (0.39)
    Discontinued operations                                                   (0.15)
                                                            -----------------------
                                                            $   0.19       $  (0.54)
                                                            =======================
  Diluted:
    Continuing operations                                   $   0.16       $  (0.39)
    Discontinued operations                                                   (0.15)
                                                            -----------------------
                                                            $   0.16       $  (0.54)
                                                            =======================
AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                                       39,136         35,406
  Diluted                                                     47,211         35,406

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2002              2001
                                                                         ----------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations                                  $  7,631          $(13,672)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
    Provision (credit) for loan losses ($6,000 in 2001) and other
      nonrecurring costs in 2001                                            (3,000)            7,601
    Depreciation and amortization, primarily goodwill in 2001                  604             6,648
    Accounts receivable allowance provisions                                   678               825
    Amortization of deferred finance costs, charged to interest expense        151                59
    Amortization of product development costs                                  122
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (2,085)             (339)
      Computer hardware held for resale, prepaid expenses and other             15              (263)
      Accounts payable, accrued costs and expenses                             173             1,904
      Deferred revenue                                                        (197)               85
      Unearned discounts re:  outsourced printing services                    (311)             (365)
 Interest income on notes receivable from former directors                    (514)
                                                                          --------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                    3,267             2,483
                                                                          --------------------------
INVESTING ACTIVITIES
    Product development costs                                                 (751)             (521)
    Proceeds from sale of office building                                    1,369
    Purchases of property and equipment                                       (124)             (487)
    Net cash advances to PracticeWorks (discontinued operations)                                (344)
    Other                                                                                        (91)
                                                                          --------------------------
    CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            494            (1,443)
                                                                          --------------------------
FINANCING ACTIVITIES
    Long-term debt:
      (Payments)                                                           (28,900)             (126)
     Proceeds                                                               27,450               199
    Loan payments from former directors                                      1,528
    Exercise of stock options by employees                                     300                45
    Deferred finance costs                                                    (533)
                                                                          --------------------------
    CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (155)              118
                                                                          --------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                        3,606             1,158
Cash and cash equivalents at beginning of period                            12,988             5,969
                                                                          --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 16,594          $  7,127
                                                                          ==========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                     $     51
    Interest paid                                                              333          $     41

                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 29, 2002. Certain amounts in the condensed consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

B.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                    THREE MONTHS ENDED MARCH 31,
                                                        2002           2001
                                                    ----------------------------
Numerator:
   Continuing operations                              $  7,631       $(13,672)
   Discontinued operations                                             (5,384)
                                                      -----------------------
                                                      $  7,631       $(19,056)
                                                      =======================
Denominator:
   Basic EPS - weighted-average shares                  39,136         35,406
      Effect of dilutive securities: stock option
         and warrant rights                              8,075
                                                      -----------------------
   Diluted EPS - adjusted weighted-average shares
      and assumed conversions                           47,211         35,406
                                                      =======================

Basic EPS:
   Continuing operations                              $   0.19       $  (0.39)
   Discontinued operations                                              (0.15)
                                                      -----------------------
                                                      $   0.19       $  (0.54)
                                                      =======================
Diluted EPS:
   Continuing operations                              $   0.16       $  (0.39)
   Discontinued operations                                              (0.15)
                                                      -----------------------
                                                      $   0.16       $  (0.54)
                                                      =======================


     Because their effect would be antidilutive, stock option and warrant rights (for up to 2.4 million common shares) were excluded from the diluted EPS calculation for the quarter ended March 31, 2002. For the same reason, options and warrants were also excluded from the diluted calculation for the quarter ended March 31, 2001.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


C.   COMPREHENSIVE INCOME

     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss).


D.   CONTINGENT MATTERS

     From time to time, in the normal course of business, various claims are made against the Company. Except for proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals, which appeal has not yet been decided.

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


E.   GOODWILL ASSETS

     In 2001, depreciation and amortization expense consisted mainly of goodwill amortization. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In July 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, the Company is required to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002 and based on the Company's initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on the Company's financial statements.

     Excluding goodwill amortization of $5.7 million, the Company would have had a net loss of $13.3 million, or $.38 per diluted share, for the March 2001 quarter compared to net income of $7.6 million, or $.16 per diluted share, for the corresponding period of 2002.


F.   ACCRUED RESTRUCTURING COSTS

     On August 1, 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees.

     The nature of the restructuring accrual as of December 31, 2001 and March 31, 2002 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed. Costs of $.3 million were applied against the accrual in the March 2002 quarter and, accordingly, the balance of the restructuring accrual at March 31, 2002 was $2.6 million.


G.   STOCKHOLDERS' EQUITY

EMPLOYEE SAVINGS AND STOCK OPTION PLANS

     In the quarter ended March 31, 2002, the Company issued 225,765 shares of its common stock in connection with the exercise of stock options by certain employees, and 222,012 shares with respect to the Company-sponsored employee savings plan, and, as a result, recognized $1.5 million as a credit to additional paid-in capital.

NOTES RECEIVABLE FROM FORMER DIRECTORS

     In April 2002, VitalWorks received payments from Frederick L. Fine, former chairman and CEO of the Company, totaling $6.2 million satisfying Mr. Fine's outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $3.0 million in March 2002 reflecting a reduction of the allowance for loan losses from $6.0 million to $3.0 million regarding notes receivable from former directors, and related interest income of $.5 million. Management will continue to monitor the collectibility of the two remaining notes, which are payable in full on June 30, 2002. The amount of the allowance against the remaining loans may be increased or decreased in future periods based on management's determinations.


H.   SEGMENT INFORMATION

     The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three-month periods ended

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002


March 31, 2002 and 2001. The Company does not account for or report its assets or capital expenditures by segments.

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

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained in this report on Form 10-Q, the matters discussed herein contain "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements are subject to a number of risks and uncertainties, and thus actual results may vary materially from those described herein. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are that generally, the Company operates with a minimal amount of software licensing and system sales backlog. Therefore, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the availability of specified hardware systems for resale, the deferral and/or realization of deferred software license and system revenues according to contract terms, the timing and success of new product introductions and product upgrade releases, the Company's ability or inability to attract and retain qualified personnel, the scheduling of sales and marketing programs, new product development by the Company or its competitors, uncertainties concerning VitalWorks' future capital needs and the ability to obtain capital, uncertainties concerning pending litigation against the Company, changes of accounting estimates used to prepare the prior period's financial statements, and changing economic, political and regulatory influences generally, and specifically, on the healthcare industry. A significant portion of the Company's quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in losses or in lower profitability. Management believes that these forward-looking statements are reasonable and that the projections contained in this report are based on reasonable assumptions and forecasts; however, you should not place undue reliance on such statements that speak only as of the date hereof. Any forward-looking statements should be considered in light of these factors, as well as other risks as detailed in the Company's filings with the Securities and Exchange Commission including its most recent annual report on Form 10-K.


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

     Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. Approximately two-thirds of the Company's total revenues are of a recurring nature.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The Company markets its products and services to three types of physician practices: hospital-based practices, including radiology and anesthesiology; large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices. Approximately an equal amount of revenues was derived from each of these three markets in 2002 and 2001, with revenues from the small group market skewed more towards maintenance and services.

RESULTS OF OPERATIONS

REVENUES

                                                        First Quarter Ended
                                                  ------------------------------
March 31,                                           2002      CHANGE       2001
--------------------------------------------------------------------------------
                                                      (dollars in thousands)
Maintenance and services                          $20,975       0.5%    $20,865
Percentage of total revenues                         74.9%                 82.1%
--------------------------------------------------------------------------------
Software licenses and system sales                $ 7,043      54.7%    $ 4,553
Percentage of total revenues                         25.1%                 17.9%
--------------------------------------------------------------------------------


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

     Maintenance and services revenue rose only slightly. The EDI revenue component increased by approximately $1 million due to the conversion of a number of customer accounts to direct billing from VitalWorks for printing services performed by certain third parties that in the March 2001 quarter had been billed directly by the printing vendor. Agreements with these printers, as revised, now call for the Company to bill its physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, the Company recognizes 100% of its direct billings as revenue versus an amount that was net of the printer's fees. This increase was mostly offset by the loss of revenues totaling $.9 million that were earned in the March 2001 quarter under agreements to promote third-party product and services, which agreements were terminated in May and October 2001.

     Software license and system revenues rose primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). This increase was led by software sales made to large group practices.

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


COST OF REVENUES

                                                       First Quarter Ended
                                                --------------------------------
March 31,                                          2002      CHANGE       2001
--------------------------------------------------------------------------------
                                                      (dollars in thousands)
Maintenance and services                         $ 5,354       7.4%     $ 4,985
Percentage of maintenance and services
   revenue                                          25.5%                  23.9%
--------------------------------------------------------------------------------
Software licenses and system sales               $ 1,594      30.7%     $ 1,220
Percentage of software licenses and
   system sales                                     22.6%                  26.8%
--------------------------------------------------------------------------------


     Cost of maintenance and services revenues consists primarily of the cost of EDI claims processing, outsourced hardware maintenance and billing and statement printing services, and postage. The increase in the cost of maintenance and services revenues principally reflects additional costs of EDI services incurred in connection with the conversion of a number of customers to direct billing from the Company for printing services, as discussed above regarding EDI revenues.

     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software. The increase primarily reflects the increase in the corresponding sales of software products and computer hardware.


OPERATING EXPENSES

                                                       First Quarter Ended
                                                 -------------------------------
March 31,                                          2002      CHANGE       2001
--------------------------------------------------------------------------------
                                                      (dollars in thousands)
Selling, general and administrative              $12,614     (16.8)%    $15,160
Percentage of total revenues                        45.0%                  59.6%
--------------------------------------------------------------------------------
Research and development                         $ 3,175       29.6%    $ 2,449
Percentage of total revenues                        11.3%                   9.6%
--------------------------------------------------------------------------------
Depreciation and amortization                    $   604     (90.9)%    $ 6,648
Percentage of total revenues                         2.2%                  26.2%
--------------------------------------------------------------------------------


     Selling, general and administrative expenses include salaries and benefits, product maintenance and support, variable commissions and bonuses, marketing, travel, communications, facilities, insurance and other administrative expenses. The decrease is principally related to the savings that resulted from a major restructuring plan that the Company initiated in August 2000. The Company closed 14 offices, the last five of which were closed in March and April 2001, and its employee-base average was reduced to 655 for the March 2002 quarter, from 743 for the March 2001 quarter.

     The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with expanded product research and development activities. For the three

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


months ended March 31, 2002 and 2001, the Company capitalized $.8 million and $.5 million of third-party software developer fees, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of Web-based applications, including a radiology information system ("RIS", a workflow solution for medical imaging centers), and represented 19.1% and 17.5% of total research and development expenditures. Capitalized software development costs are amortized over the estimated economic life of the products; generally, depending on the nature and success of the product, such deferred costs are expected to be amortized over a three to five-year period. Amortization commences when the product is made commercially available. One new application became commercially available in the first quarter of 2002. The new RIS product was made available in the second quarter of 2002 and the remaining product is expected to be commercially available in the second half of 2002.

     In 2001, depreciation and amortization expense consisted mainly of goodwill amortization, which amounted to $5.7 million. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In July 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, the Company is required to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002 and based on the Company's initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on the Company's financial statements.

     In April 2002, VitalWorks received payments from Frederick L. Fine, former chairman and CEO of the Company, totaling $6.2 million satisfying Mr. Fine's outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $3.0 million in March 2002 reflecting a reduction of the allowance for loan losses from $6.0 million to $3.0 million regarding notes receivable from former directors. Management will continue to monitor the collectibility of the two remaining notes, which are payable in full on June 30, 2002. The amount of the allowance against the remaining loans may be increased or decreased in future periods based on management's determinations.

     In the March 2001 quarter, the Company recognized impairment charges and incurred other nonrecurring costs of $7.7 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former directors and $.9 million for unused equity financing.


INTEREST EXPENSE, NET

     Interest expense, net consists primarily of interest costs incurred in connection with the Company's outstanding term and real estate mortgage loans and, also in 2002, interest income recognized in connection with the notes receivable from a former director. The decline in net interest expense primarily reflects $.5 million of interest income recorded in 2002 with respect to the notes receivable from a former director and a decrease in the Company's outstanding indebtedness.


INCOME TAXES

     For the three-month period ended March 31, 2002, the Company recorded an income tax provision of $25,000. For the first quarter of 2001, the Company did not record an income tax provision or benefit. Management has assessed the realizable value of the Company's deferred tax assets of $49.0 million and determined that a valuation allowance of $19.8 million was necessary as of March 31, 2002 to, along with deferred tax liabilities of $2.5 million, reduce the net deferred tax asset to $26.7 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted that

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


internal projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

     The effective income tax rate was less than 1% for the March 2002 quarter and is expected to remain at less than 1% for the rest of 2002 due primarily to the Company's net operating loss carryforwards.


LOSS FROM DISCONTINUED OPERATIONS

     Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5, 2001 at which date 100 percent of its common stock was distributed to VitalWorks stockholders. For the period January 1, 2001 to March 5, 2001, VitalWorks' net loss from discontinued operations was $5.4 million.


NET INCOME (LOSS)

     As a result of the above factors, operating results for the three-month period ended March 31, 2002 increased to net income of $7.6 million from a net loss of $19.1 million for the corresponding period of 2001.

     To date, the overall impact of inflation on the Company has not been material.

     Looking forward, VitalWorks expects to have second quarter revenues of approximately $29 million, net income of approximately $3.8 million, or $.07 to $.08 per diluted share, and EBITDA (operating income excluding depreciation and amortization expense and, for the full year 2002, the $3.0 million credit for loan losses), of approximately $5.3 million. For the year 2002, the Company estimates revenues of approximately $120 million, net income of $18.5 million to $19.5 million, or $.36 to $.38 per diluted share, and EBITDA of $21 million to $22 million. For 2003, VitalWorks estimates revenues of $132 million to $138 million, net income of $20 million to $24 million, or $.37 to $.45 per share, and EBITDA of $26 million to $30 million. These estimates assume, among other things, an effective income tax rate of less than 1% due primarily to the Company's net operating loss carryforwards. Please read the section above entitled "Forward-Looking Statements and Risk Factors That May Affect Future Results" as these estimates are based on a number of assumptions and are provided subject to a number of risks and uncertainties.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its businesses through positive cash flows from operations, the issuance of common stock and proceeds from long-term borrowings. For fiscal years 1999, 2000 and 2001, and for the three months ended March 31, 2002, the Company generated positive cash flows from operations of $3.4 million, $12.8 million, $18.2 million and $3.3 million, respectively.

     Days sales outstanding (calculated as accounts receivable, net of allowances, divided by total quarterly revenues multiplied by 90 days) for the first quarter of 2002 was 45 days. Looking forward, as license and systems sales increase, the Company expects its days sales outstanding to range from 50 to 60 days.

     Cash provided by investing activities amounted to $.5 million for the three months ended March 31, 2002.This total includes net proceeds of $1.4 million from the sale of an office building, offset partially by $.8 million used for software development costs and $.1 million used primarily for purchases of computer equipment and software.

     Financing activities for the quarter ended March 31, 2002 resulted in a use of cash of $.2 million, consisting primarily of $28.9 million of principal payments of long-term debt and $.5 million of finance costs,

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


offset by proceeds of $27.5 million received in connection with a new four-year credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, $1.5 million of loan payments received from former directors of the Company, and $.3 million of payments received in connection with the exercise of stock options by employees.

     As of March 31, 2002, the Company had cash and cash equivalents of $16.6 million and $28.6 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March 2002, the Company entered into the new four-year credit agreement with Foothill Capital Corporation. The new agreement includes a term loan of $22.0 million at an interest rate of prime plus 2% and a mortgage loan of $5.5 million with respect to the Company's Atlanta property that is held for sale, at an interest rate of prime plus 1.5%. Subject to the Company's achieving certain specified earnings targets, the percent by which the Company's interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment at the end of year four. Should the Company decide to prepay the term loan in full prior to year four, it would incur a prepayment fee equal to 3% in year one, 2% in year two, and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The loans, which are collateralized by substantially all of the Company's assets and intellectual property rights, subject the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined,
(ii) an annual limit on the amount of capital expenditures and (iii) the payment of dividends to shareholders. The Company expects to pay down $8.4 million of its total long-term debt by December 31, 2002.

     In April 2002, the Company received $6.2 million from a former director of the Company satisfying the former director's outstanding loans, including interest.

     The following table summarizes, as of March 31, 2002, the general timing of future payments under the Company's outstanding loan agreement, and under lease agreements that include noncancellable terms. Maturities of long-term debt in the table reflect management's expectation to repay the mortgage loan by December 31, 2002 ($5.5 million, which otherwise matures in 2006) relating to the Company's Atlanta property that is held for sale.

                                                  PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------
CONTRACTUAL                                            2003 TO
OBLIGATIONS                        TOTALS      2002      2005      2006     THEREAFTER
                                  ----------------------------------------------------
                                                    (in thousands)
Long-term debt                    $ 27,450   $ 7,950   $ 7,500   $ 12,000
Capital leases                       1,247       507       740
Operating leases                    10,880     2,426     6,214      1,263     $   977
                                  ---------------------------------------------------
                                  $ 39,577   $10,883   $14,454   $ 13,263     $   977
                                  ===================================================


     The Company anticipates capital expenditures of approximately $7 million for the remainder of 2002, including software development costs of approximately $4 million. The Company intends to review potential strategic acquisitions and other business alliances.

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

                                 VitalWorks Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals, which appeal has not yet been decided.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (adoption of Statement 142 discussed in the operating expenses section above), the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

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

                                 VitalWorks Inc.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $27.5 million of outstanding debt at March 31, 2002 related to long-term indebtedness under the Company's credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The Company expects interest on the outstanding balance of its loans from Foothill to be charged based on a variable rate related to the prime rate. Thus, interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $.3 million in pre-tax results assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at March 31, 2002. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

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

     On April 19, 2001, a lawsuit styled David and Susan Jones V InfoCure Corporation, et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana, where it is now pending. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals, which appeal has not yet been decided.

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


ITEM 5. OTHER INFORMATION

     In the second quarter of 2002, each executive officer of the Company entered into an individual stock trading plan, or so-called Rule 10b5-1 plan. These plans specify trading periods that generally extend for up to one year, number of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the total number of shares that may be sold under the plans would equal 19.9% of the aggregate number of shares, including unvested option shares, currently held by the executive officers. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, President and CEO, provides for the sale of not more than 90,000 shares on-average per quarter over the next twelve months, which may begin following the Company's announcement of its operating results for the June 2002 quarter. The aggregate number of shares that may be sold under this plan represents 11.3% of the number of shares, including unvested option shares, currently held by Mr. Walsh.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS - none

     (B)  REPORTS ON FORM 8-K - none

                                 VitalWorks Inc.

            Form 10-Q for the Three-month Period Ended March 31, 2002


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VitalWorks Inc.


                                        /s/ Michael A. Manto             5/15/02
                                        ----------------------------------------
                                        Michael A. Manto                    Date
                                        Executive Vice President
                                        and Chief Financial Officer


                                        /s/ Joseph M. Walsh              5/15/02
                                        ----------------------------------------
                                        Joseph M. Walsh                     Date
                                        Chairman and Chief Executive Officer