Form 10-Q
period 2002-06-30
VITALWORKS INC
filed 2002-08-13
CIK 1028584

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 __________________

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                        _________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 2002, there were 42,527,802 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-Q

--------------------------------------------------------------------------------

                                      INDEX

Part I. Financial Information                                                                                    Page
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets--
     June 30, 2002 and December 31, 2001..........................................................................   2

   Condensed Consolidated Statements of Operations--
     Three and Six Months Ended June 30, 2002 and 2001............................................................   3

   Condensed Consolidated Statements of Cash Flows--
     Six Months Ended June 30, 2002 and 2001......................................................................   4

   Notes to Condensed Consolidated Financial Statements--
      June 30, 2002...............................................................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk................................................  23

Part II.  Other Information

Item 1. Legal Proceedings.........................................................................................  24

Item 4. Submission of Matters to a Vote of Security Holders.......................................................  25

Item 5. Other Information.........................................................................................  25

Item 6. Exhibits and Reports on Form 8-K..........................................................................  26

Signatures........................................................................................................  27

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002...................................................................  27

For further information, refer to the VitalWorks Inc. annual report on Form 10-K filed on March 29, 2002. VitalWorks is a registered trademark of VitalWorks Inc.
   All other trademarks and company names mentioned are the property of their respective owners.

                                 VITALWORKS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 June 30,         December 31,
                                                                                   2002              2001
                                                                              ---------------------------------
Assets                                                                          (unaudited)         (Note)
Current assets:
    Cash and cash equivalents                                                    $   28,746       $   12,988
    Accounts receivable, net of allowances of $2,200 and $1,800                      15,598           12,693
    Computer hardware held for resale                                                   472              323
    Deferred income taxes, net                                                        1,685            3,376
    Prepaid expenses and other current assets                                           707              946
    Headquarters building(s) held for sale, at fair value                             5,836            7,184
                                                                              ---------------------------------
Total current assets                                                                 53,044           37,510
Property and equipment, at cost, less accumulated
    depreciation and amortization of $7,601 and $6,294                                5,698            6,435
Goodwill, less accumulated amortization of $55,898                                   20,256           20,256
Product development and deferred finance costs, less
    accumulated amortization of $442 and $905                                         7,185            4,739
Deferred income taxes, net                                                           25,049           23,358
Other assets                                                                            555              651
                                                                              ---------------------------------
Total assets                                                                     $  111,787       $   92,949
                                                                              =================================

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                        $    9,210       $   10,503
    Accrued employee compensation and benefits                                        3,411            2,862
    Accrued restructuring costs                                                       1,626            2,900
    Deferred revenue, including unearned discounts of $1,298 and $1,701               7,124            8,096
    Current portion of long-term debt                                                 9,878           14,063
                                                                              ---------------------------------
Total current liabilities                                                            31,249           38,424
Long-term debt                                                                       17,339           16,490
Other liabilities, primarily unearned discounts re: outsourced printing
  services                                                                           12,511           11,975
Commitments and contingencies -- Note D
Stockholders' equity:
    Common stock $.001 par value; 200,000,000 shares authorized;
       42,436,527 and 39,126,771 shares issued                                           42               39
    Additional paid-in capital                                                      197,802          191,585
    Notes receivable from former director(s), net of allowance
       of $6,000 in 2001                                                             (2,154)          (4,632)
    Accumulated deficit                                                            (144,533)        (160,463)
    Treasury stock, at cost, 125,000 shares                                            (469)            (469)
                                                                              ---------------------------------
Total stockholders' equity                                                           50,688           26,060
                                                                              ---------------------------------
Total liabilities and stockholders' equity                                       $  111,787       $    92,949
                                                                              =================================

 Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                VITALWORKS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                  2002         2001            2002          2001
                                                              ----------------------------  --------------------------
Revenues
    Maintenance and services                                     $  21,026     $  20,515     $  42,001     $  41,644
    Software licenses and system sales                               7,673         5,335        14,716         9,624
                                                              ----------------------------  --------------------------
Total revenues                                                      28,699        25,850        56,717        51,268
                                                              ----------------------------  --------------------------

Costs and expenses
Cost of revenues:
    Maintenance and services                                         5,173         4,808        10,527         9,793
    Software licenses and system sales, includes
      amortization of product development costs
      of $265 and $387 in 2002                                       2,207         1,578         3,801         2,798
Selling, general and administrative                                 11,928        13,623        24,542        28,783
Research and development                                             3,565         2,626         6,740         5,075
Depreciation and amortization, includes $5,821 and
     $ 11,567 of goodwill amortization in 2001                         630         6,589         1,234        13,237
Provision (credit) for loan losses, $6,000 charge in 2001
     reversed in 2002, and other nonrecurring costs in 2001         (3,000)          655        (6,000)        8,402
                                                              ----------------------------  --------------------------
                                                                    20,503        29,879        40,844        68,088
                                                              ----------------------------  --------------------------
Operating income (loss)                                              8,196        (4,029)       15,873       (16,820)
Interest income                                                        649            90         1,219           193
Interest expense                                                      (521)         (938)       (1,112)       (1,922)
                                                              ----------------------------  --------------------------
Income (loss) from continuing operations,
    before income taxes                                              8,324        (4,877)       15,980       (18,549)
Provision for income taxes                                              25                          50
                                                              ----------------------------  --------------------------
Income (loss) from continuing operations                             8,299        (4,877)       15,930       (18,549)

Loss from discontinued operations                                                                             (5,384)
                                                              ----------------------------  --------------------------
Net income (loss)                                                $   8,299     $  (4,877)    $  15,930     $ (23,933)
                                                              ============================  ==========================

Earnings (loss) per share
   Basic:
    Continuing operations                                        $    0.20     $   (0.13)    $    0.40     $   (0.51)
    Discontinued operations                                                                                    (0.15)
                                                              ----------------------------  --------------------------
                                                                 $    0.20     $   (0.13)    $    0.40     $   (0.66)
                                                              ============================  ==========================
   Diluted:
    Continuing operations                                        $    0.17     $   (0.13)    $    0.33     $   (0.51)
    Discontinued operations                                                                                    (0.15)
                                                              ----------------------------  --------------------------
                                                                 $    0.17     $   (0.13)    $    0.33     $   (0.66)
                                                              ============================  ==========================

Average number of shares outstanding
    Basic                                                           40,865        37,202        40,006        36,309
    Diluted                                                         49,690        37,202        48,625        36,309

                             See accompanying notes.

                                 VITALWORKS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   2002           2001
                                                                          ----------------------------------
Operating activities
Income (loss) from continuing operations                                     $    15,930       $   (18,549)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
     Provision (credit) for loan losses, $6,000 charge in 2001 reversed
      in 2002, and other nonrecurring costs in 2001                               (6,000)            7,478
     Depreciation and amortization, primarily goodwill in 2001                     1,234            13,237
     Provisions for bad debts, returns and discounts                               1,366             1,950
     Amortization of deferred finance costs, charged to interest expense             194               117
     Amortization of product development costs                                       387
     Changes in operating assets and liabilities:
      Accounts receivable                                                         (4,271)             (230)
      Computer hardware held for resale, prepaid expenses and other                 (462)             (449)
      Accounts payable, accrued costs and expenses                                  (475)              363
      Deferred revenue                                                              (570)             (565)
      Unearned discounts re:  outsourced printing services                          (622)             (730)
    Interest payments on notes receivable from former directors                                        610
                                                                          ----------------------------------
     Cash provided by operating activities                                         6,711             3,232
                                                                          ----------------------------------

Investing activities
    Product development costs                                                     (2,380)           (1,445)
    Proceeds from sale of office buildings                                         1,369               800
    Purchases of property and equipment                                             (465)             (836)
    Net cash advances to PracticeWorks (discontinued operations)                                      (344)
                                                                          ----------------------------------
    Cash used in investing activities                                             (1,476)           (1,825)
                                                                          ----------------------------------

Financing activities
    Long-term debt:
      (Payments)                                                                 (30,321)           (1,913)
       Proceeds                                                                   27,450               194
    Loan payments from former directors                                            8,837               312
    Exercise of stock options by employees                                         5,080                64
    Deferred finance costs                                                          (523)
                                                                          ----------------------------------
    Cash provided by (used in) financing activities                               10,523            (1,343)
                                                                          ----------------------------------
Increase in cash and cash equivalents                                             15,758                64
Cash and cash equivalents at beginning of period                                  12,988             5,969
                                                                          ----------------------------------
Cash and cash equivalents at end of period                                   $    28,746       $     6,033
                                                                          ==================================

Supplemental disclosure of cash flow information
    Income taxes paid, net of refunds                                        $        61
    Interest paid                                                                  1,297       $       490

                             See accompanying notes.

                                 VITALWORKS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

A. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 29, 2002. Certain amounts in the condensed consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

B. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                               Second Quarter Ended               Six Months Ended
                                                                     June 30,                          June 30,
                                                               2002             2001             2002           2001
                                                          --------------------------------  ----------------------------
Numerator:
   Continuing operations                                     $    8,299       $   (4,877)      $   15,930    $  (18,549)
   Discontinued operations                                                                                       (5,384)
                                                          --------------------------------   ----------------------------
                                                             $    8,299       $   (4,877)      $   15,930    $  (23,933)
                                                          ================================   ============================
Denominator:
   Basic EPS - weighted-average shares                           40,865           37,202           40,006        36,309
      Effect of dilutive securities, stock option
        and warrant rights                                        8,825                             8,619
                                                          --------------------------------   ----------------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                           49,690           37,202           48,625        36,309
                                                          ================================   ============================

Basic EPS:
   Continuing operations                                     $     0.20       $    (0.13)      $     0.40    $    (0.51)
   Discontinued operations                                                                                        (0.15)
                                                          --------------------------------   ----------------------------
                                                             $     0.20       $    (0.13)      $     0.40    $    (0.66)
                                                          ================================   ============================
Diluted EPS:
   Continuing operations                                     $     0.17       $    (0.13)      $     0.33    $    (0.51)
   Discontinued operations                                                                                        (0.15)
                                                          --------------------------------   ----------------------------
                                                             $     0.17       $    (0.13)      $     0.33    $    (0.66)
                                                          ================================   ============================

         Because their effect would be antidilutive, stock option and warrant rights for up to .4 million and 1.1 million common shares were excluded from the diluted EPS calculation for the three and six-month periods ended June 30, 2002, respectively. For the same reason, all options and warrants were excluded from the diluted calculation for the three and six-month periods ended June 30, 2001.

                                 VITALWORKS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

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

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. Oral argument took place on May 31, 2002 and the appeal has not yet been decided.

         The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company's motion for final summary judgment dismissing the action against the Company was granted by order of the Court dated July 9, 2002.

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

                                 VITALWORKS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002 and based on the Company's initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on the Company's financial statements.

         Excluding goodwill amortization of $5.8 million, the Company would have had net income of $.9 million, or $.02 per diluted share, for the June 2001 quarter, compared to net income of $8.3 million, or $.17 per diluted share, for the corresponding period of 2002. Excluding goodwill amortization of $11.6 million for the six months ended June 30, 2001, the net loss would have been $(12.4) million, or $(.34) per share, compared to net income of $15.9 million, or $.33 per diluted share, for the first half of 2002.

F.  ACCRUED RESTRUCTURING COSTS

         On August 1, 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees.

         The nature of the restructuring accrual as of December 31, 2001 and June 30, 2002 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed. In the six months ended June 30, 2002, costs of $.8 million were applied against the accrual. The accrual was reduced by another $.5 million reflecting a savings credited to selling, general and administrative expenses in the June 2002 quarter in connection with the early termination of an office lease for a facility closed in March 2001.

G.  STOCKHOLDERS' EQUITY

EMPLOYEE SAVINGS AND STOCK OPTION PLANS

         In the first half of 2002, the Company issued 3,309,756 shares of its common stock, consisting of 2,914,221 shares in connection with the exercise of stock options by certain employees, 222,012 shares with respect to the Company-sponsored employee savings plan, and 173,523 shares in connection with the exercise of warrants and, as a result, recognized $6.2 million as a credit to additional paid-in capital.

NOTES RECEIVABLE FROM FORMER DIRECTORS

         In the June 2002 quarter and in July 2002, VitalWorks received final payments from three former directors satisfying their outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million.

H.  SEGMENT INFORMATION

         The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three and six-month periods ended June 30, 2002 and 2001. The Company does not account for or report its assets or capital expenditures by segments.

         The Company markets its products and services to three types of physician practices: hospital-based practices, including radiology and anesthesiology; large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and small

                                 VITALWORKS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

I.  SUBSEQUENT EVENT

         In August 2002, the Company completed the sale of a former headquarters building in Atlanta for $6.3 million, after closing costs. Proceeds from the sale were used to repay the $5.5 million mortgage loan.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein contain "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Our management believes that these forward-looking statements are reasonable and are based on reasonable assumptions and forecasts. However, these forward-looking statements are subject to a number of risks and uncertainties. As a result, actual results may vary materially from those anticipated by the forward-looking statements.

         Among the important factors that could cause actual results to differ materially are the risk factors described below. You should read these factors and the other cautionary statements made in this document as being applicable to all related forward-looking statements wherever they appear in this Report on Form 10-Q. You should also consider the forward-looking statements contained in this document in light of the cautionary language contained in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K.

         You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

         You should carefully consider the following risk factors. Any of the following risks could seriously harm our business, financial condition, cash flows and results of operations and cause the value of our common stock to decline. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are currently unaware of or that we currently consider to be immaterial may also become important factors that affect us.

OUR OPERATING RESULTS WILL VARY FROM PERIOD TO PERIOD. IN ADDITION, WE HAVE EXPERIENCED LOSSES IN THE PAST AND MAY NEVER ACHIEVE OR MAINTAIN CONSISTENT PROFITABILITY.

         Our operating results will vary significantly from quarter to quarter and from year to year. In addition, prior to the first quarter of 2002, we have experienced net losses. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000.

         Our operating results have been and may be influenced significantly by factors such as:


      - release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

      -  timing of and costs related to development of our products;

      -  length of sales and delivery cycles;

      -  size and timing of orders for our products and services;

      -  availability of specified computer hardware for resale;

      - deferral and/or realization of deferred software license and system revenues according to contract terms;

      -  changes in customer purchasing patterns;

      -  competition, including product offerings, price and service;

      - timing of and charges associated with acquisitions or other strategic events or transactions;

      -  timing and levels of advertising and promotional expenditures;

                                 VITALWORKS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      - changes of accounting estimates used to prepare the prior periods' financial statements; and

      -  uncertainties concerning pending litigation against us.

         In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results, particularly for the December 2002 quarter and beyond, include significant sales of new product and service offerings, especially our new radiology information system, or RIS, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, are of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that at some point in the future our results will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

OUR COMPETITIVE POSITION COULD BE SIGNIFICANTLY HARMED IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

         Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Our software technology is not patented and existing copyright laws offer only limited practical protection. In addition, in the past we have not generally entered into confidentiality agreements with our employees. Although current practices require all new employees to sign confidentiality agreements, not all existing employees have signed agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.

         Further, we may need to bring lawsuits or pursue other legal or administrative proceedings in order to enforce our intellectual property rights. Generally, lawsuits and proceedings of this type, even if successful, are costly, time consuming and could divert our personnel and other resources away from our business, which could harm our business.

         Moreover, these protections do not prevent independent third-party development of competitive products or services. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring use of our products is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY TO DEFEND AND COULD DIVERT OUR MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

         As the number of software products in our target markets increases and as the functionality of these products overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of product infringement against us were successful and we were unable to license the infringing or similar technology or redesign our products to avoid infringement, our business, financial condition, cash flows and results of operations could be harmed.

WE MAY UNDERTAKE ACQUISITIONS, WHICH MAY INVOLVE SIGNIFICANT UNCERTAINTIES AND MAY INCREASE COSTS, DIVERT MANAGEMENT RESOURCES FROM CORE BUSINESS ACTIVITIES, OR FAIL TO REALIZE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS.

        We may undertake acquisitions if we identify companies with complementary applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies are very dependent on their employees to maintain the quality of their software offerings and related customer services. If we were unable to retain the acquired companies' personnel or integrate them into our operations, the value of the acquired products, technology and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

     - our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business has established relationships;

     -  diversion of our management's attention from our existing business;

     -  potential conflicts in customer and supplier relationships;

     - our ability to coordinate organizations that are geographically diverse and may have different business cultures;

     -  dilution to existing stockholders if we issue equity securities;

     - assumption of liabilities or other obligations in connection with the acquisition; and

     -  compliance with regulatory requirements.

         Further, our profitability may also suffer because of acquisition-related costs and/or amortization or impairment of intangible assets.

IF OUR NEW PRODUCTS, INCLUDING PRODUCT UPGRADES, AND SERVICES DO NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS AND OPERATING RESULTS WILL SUFFER.

       The success of our business will depend in part on the market acceptance of:

    - new products and services, such as our radiology information system, or RIS, products and services; and

    -  enhancements to our existing products and services.

       There can be no assurance that our clients will accept any of these products, product upgrades and services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades and services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades and services could have a material adverse effect on our business prospects.

       Achieving market acceptance for our new products, product upgrades and services is likely to require substantial marketing and service efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities for our new products, product upgrades and services will justify the amounts that we spend for their development, marketing and roll-out.

TECHNOLOGY SOLUTIONS MAY CHANGE FASTER THAN WE ARE ABLE TO UPDATE OUR TECHNOLOGY, WHICH COULD CAUSE A LOSS OF CUSTOMERS AND HAVE A NEGATIVE IMPACT ON OUR REVENUES.


         The information management technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

      - develop new or enhance existing applications, software and services to meet our customers' changing needs in a timely and cost-effective way; and

      - respond effectively to technological changes, new product offerings, product enhancements and new services of our competitors.

         We cannot be sure that we will be able to accomplish these goals. Our development of new and enhanced products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products and/or services we develop or license will be able to compete with the alternatives available to our customers. Our competitors may develop products or technologies that are better or more attractive than our products or technologies, or that may render our products or technology obsolete. If we do not succeed in adapting our products, technology and services or developing new products, technologies and services, our business could be harmed.

THE NATURE OF OUR PRODUCTS AND SERVICES EXPOSES US TO PRODUCT LIABILITY CLAIMS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE OR CONTRACTUAL INDEMNIFICATION.

         As a product and service provider in the healthcare industry, we operate under the continual threat of product liability claims being brought against us. For example, if patient information processed through our systems is incorrect, patients may receive inadequate or inapplicable medical treatment, which could subject us to significant liability. Errors or malfunctions with respect to our products or services could also result in product liability claims. Although we believe that we carry adequate insurance coverage against product liability claims, we cannot assure you that claims in excess of our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have been able to obtain what we believe to be adequate insurance coverage at an acceptable cost in the past, we cannot assure you that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

         In many instances, we also have provisions in our agreements that provide that the other party to the agreement will indemnify us against certain liabilities. However, any indemnification of this type is limited, as a practical matter, to the creditworthiness of the indemnifying party. If the contractual indemnification rights available under our agreements are not adequate or inapplicable to the product liability claims that may be brought against us, then, to the extent not covered by our insurance, our business, operating results, cash flows and financial condition could be materially adversely affected.

OUR BUSINESS COULD SUFFER IF OUR PRODUCTS AND SERVICES CONTAIN ERRORS, EXPERIENCE FAILURES, RESULT IN LOSS OF OUR CUSTOMERS' DATA OR DO NOT MEET CUSTOMER EXPECTATIONS.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical or patient data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains undetected errors, if our customers suffer loss of data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services.

WE MAY BE SUBJECT TO CLAIMS RESULTING FROM THE ACTIVITIES OF OUR STRATEGIC PARTNERS.

         We rely on third parties to provide services critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive, time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

       HIPAA

         Federal regulations have been adopted, and others have been proposed, that will impact the manner in which we conduct our business. Regulations under the Health Insurance Portability and Accountability Act of 1996, commonly referred to as HIPAA, may require us to expend significant resources to comply with applicable requirements. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent we will be required to comply with those requirements, and what the deadline for compliance will be.

         Although we will make a good faith effort to ensure that we comply with, and that our products enable compliance with, applicable HIPAA requirements, we may not be able to conform our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to civil liability when we are the business associate of a covered entity, and could subject us to civil liability and criminal sanctions to the extent we are regulated directly as a covered entity. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, the sale of our products and our business could be harmed by the implementation of HIPAA regulations.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Other E-Commerce Regulations

         We may be subject to additional federal and state statutes and regulations in connection with offering Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

CHANGES IN STATE AND FEDERAL LAWS RELATING TO CONFIDENTIALITY OF PATIENT MEDICAL RECORDS COULD LIMIT OUR CUSTOMERS' ABILITY TO USE OUR SERVICES.

         The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider under these current laws, statutes and regulations governing patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at a state level, legislation governing the dissemination of medical information is being passed at the federal level. The legislation may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Adoption of these types of legislation or other changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. These kinds of restrictions would likely decrease the value of our applications to our customers, which could materially harm our business.

CHANGES IN THE REGULATORY AND ECONOMIC ENVIRONMENT IN THE HEALTHCARE INDUSTRY COULD CAUSE US TO LOSE REVENUE AND INCUR SUBSTANTIAL COSTS TO COMPLY WITH NEW REGULATIONS.

         The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our services by our strategic partners and others. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

LARGER COMPETITORS AND CONSOLIDATION OF COMPETITORS COULD CAUSE US TO LOWER OUR PRICES OR TO LOSE CUSTOMERS.

         Our principal competitors include both national and regional vendors of practice management systems. Currently, the practice management system industry in the United States is characterized by a large number of relatively small, regionally focused companies, resulting in a highly fragmented industry with only a few national vendors. Until recently, larger, national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands,

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

      -  product features and functionality;

      -  customer service, support and satisfaction;

      -  price;

      -  ongoing product enhancements; and

      -  the reputation and stability of the vendor.

         We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the practice management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.

WE DEPEND ON PARTNERS/SUPPLIERS FOR DELIVERY OF ELECTRONIC DATA INTERCHANGE (INSURANCE CLAIMS PROCESSING AND INVOICE PRINTING SERVICES), COMMONLY REFERRED TO AS EDI, HARDWARE MAINTENANCE SERVICES AND SALES LEAD GENERATION; ANY INABILITY OR UNWILLINGNESS OF THESE SUPPLIERS TO PERFORM THESE SERVICES COULD NEGATIVELY IMPACT CUSTOMER SATISFACTION AND REVENUES.

         We utilize various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenue would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. Although other vendors are available in the marketplace to provide these services, it would take time to switch suppliers. If these suppliers were unable to perform such services or the quality of these services declined, it could have a negative impact on customer satisfaction and ultimately result in a decrease in our revenues.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY BREACHES AND VIRUSES.

         The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers', operations. In addition, our EDI and Internet services may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market making it difficult to obtain new customers.

IF THE MARKETPLACE DEMANDS SUBSCRIPTION PRICING AND/OR APPLICATION SERVICE PROVIDER, OR ASP, DELIVERED OFFERINGS, OUR REVENUES MAY BE ADVERSELY IMPACTED.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We currently derive substantially all of our revenues from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, we may be forced to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could adversely impact our financial condition, cash flows and quarterly and annual results of operations, as our revenues would initially decrease substantially. We cannot assure you that the marketplace will not embrace subscription pricing and/or ASP-delivered offerings.

WE STRUCTURED THE SPIN-OFF OF OUR DENTAL PRACTICE MANAGEMENT SOFTWARE BUSINESS TO PRACTICEWORKS, INC. AS A TAX-FREE TRANSACTION AND PRACTICEWORKS AGREED TO INDEMNIFY US FOR ANY TAX LIABILITIES ARISING OUT OF THE TRANSACTION. IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX-FREE TRANSACTION, WE MAY BE SUBJECT TO LIABILITIES AND WE CANNOT ASSURE YOU THAT PRACTICEWORKS WILL HONOR THEIR INDEMNIFICATION OBLIGATIONS.

         The spin-off of our dental practice management software business was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 places certain requirements that must be complied with in order to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks has generally agreed to indemnify us under certain circumstances to the extent any action or omission on their part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that PracticeWorks will have sufficient resources to fulfill their indemnification obligations and even if they have the resources, we cannot assure you that they will not refute their indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

OUR GROWTH COULD BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         We believe that our success depends largely on our ability to attract and retain highly skilled technical, managerial and sales personnel to develop, sell and implement our products and services. Individuals with the information technology, managerial and selling skills we need to further develop, sell and implement our products and services are in short supply and competition for qualified personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to continue to grow and to implement our business strategy. In addition, we depend on the performance of our executive officers and other key employees. The loss of any member of our senior management team could negatively impact our ability to execute our business strategy.

IF OUR INTERPRETATION OF THE ACCOUNTING PRONOUNCEMENTS REGARDING REVENUE RECOGNITION IS NOT CORRECT OR IF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, OR AICPA, OR OTHER REGULATORS OF ACCOUNTING STANDARDS MODIFIES OR ISSUES NEW PRONOUNCEMENTS, THEN OUR BUSINESS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

         Based on our reading and interpretations of Statement of Positions 81-1, 97-2 and 98-9, issued by the AICPA, and Staff Accounting Bulletin No. 101, issued by the United States Securities and Exchange Commission, we believe our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the AICPA or other regulators of

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

OVERVIEW

         VitalWorks Inc. is a leading, nationwide provider of information management technology and services targeted to healthcare practices and organizations. We provide information technology-based solutions for general medical practices and have specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. We also offer enterprise-level systems designed for large physician groups and networks. Our range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. We provide our clients with ongoing software support, training, electronic data interchange, or EDI, services for patient billing and claims processing, and a variety of Web-based services.

         Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. Approximately two-thirds of our total revenues are of a recurring nature.

We market our products and services to three types of physician practices:

      -  hospital-based practices, including radiology and anesthesiology;

      - large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and

      - small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

         In 2002, approximately 40% of revenues were derived from the hospital-based market and 30% from each of our other markets. Approximately an equal amount of revenues was derived from each of these three markets in 2001. Revenues from the small group market are skewed more towards maintenance and services.

RESULTS OF OPERATIONS

REVENUES

                                                    Second Quarter Ended                        Six Months Ended
June 30,                                       2002       Change        2001              2002        Change       2001
---------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Maintenance and services                     $21,026        2.5%     $ 20,515           $42,001        0.9%      $41,644
Percentage of total revenues                    73.3%                    79.4%             74.1%                    81.2%
---------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales           $ 7,673       43.8%     $  5,335           $14,716       52.9%      $ 9,624
Percentage of total revenues                    26.7%                    20.6%             25.9%                    18.8%
---------------------------------------------------------------------------------------------------------------------------

         We recognize software license revenues (initial fees) and system (computer hardware) sales upon execution of the sales contract and delivery of the software and/or hardware. In all cases, however, collection of

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

any related receivable must be probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine support and product updates are recognized ratably over the term of the license agreement, which is typically three years. Training, consulting and EDI service revenues are recognized as the services are performed. We provide allowances for estimated future returns and discounts, as well as bad debts, upon recognition of revenues.

         If we were to adopt new, or change our current, licensing practices in response to a preference from the market or otherwise, then our revenue recognition practices may be subject to significant change to comply with the requisite accounting principles. For example, contracts for strictly software services and support (e.g., subscription type contract) would result in the recognition of revenues ratably over the term of the contract.

         The increase in maintenance and services revenues is mainly attributable to (i) an increase in training and other professional services revenues of $.7 million for the June quarter and $.9 million for the six months, corresponding to the favorable trend in sales of software licenses and systems, and (ii) additional EDI revenues, net of customer attrition, of approximately $.6 million for the June quarter and $1.1 million for the six months, which reflects the conversion of a number of customer accounts to direct billing from us for printing services performed by certain third parties that, in the first half of 2001, had been billed directly by the printing vendor. Our revised agreements with these printers now call for us to bill our physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, we recognize 100% of our direct billings as revenue versus an amount that was net of the printers' fees. These increases were partly offset by the loss of revenues totaling $.9 million earned in the June 2001 quarter and $1.8 million earned in the first half of 2001 under agreements to promote third-party product and services, which agreements were terminated in May and October 2001. Maintenance revenues have remained substantially unchanged.

         Software license and system revenues rose primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). This increase was led by software sales made primarily to larger group practices.

COST OF REVENUES

                                                   Second Quarter Ended                         Six Months Ended
June 30,                                       2002       Change        2001              2002        Change       2001
---------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Maintenance and services                     $ 5,173        7.6%       $ 4,808           $10,527        7.5%      $ 9,793
Percentage of maintenance and services
revenue                                         24.6%                     23.4%             25.1%                    23.5%
---------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales           $ 2,207       39.9%       $ 1,578           $ 3,801       35.8%      $ 2,798
Percentage of software licenses and
system sales                                    28.8%                     29.6%             25.8%                    29.1%
---------------------------------------------------------------------------------------------------------------------------

         Cost of maintenance and services revenues consists primarily of the cost of EDI claims processing, outsourced hardware maintenance and billing and statement printing services, and postage. The increase in the cost of maintenance and services revenues principally reflects additional costs of EDI services incurred in connection with the conversion of a number of customers to direct billing for printing services, as discussed above regarding EDI revenues.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and, in 2002, amortization of product development costs. The increase primarily reflects the increase in the corresponding sales of software products and computer hardware.

OPERATING EXPENSES

                                                    Second Quarter Ended                         Six Months Ended
June 30,                                        2002       Change        2001             2002        Change       2001
---------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Selling, general and administrative          $11,928      (12.4)%     $13,623           $24,542      (14.7)%     $28,783
Percentage of total revenues                   41.6%                    52.7%             43.3%                    56.1%
---------------------------------------------------------------------------------------------------------------------------
Research and development                     $ 3,565       35.8%      $ 2,626           $ 6,740        32.8%     $ 5,075
Percentage of total revenues                   12.4%                    10.2%             11.9%                     9.9%
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                $   630      (90.4)%     $ 6,589           $ 1,234      (90.7)%     $13,237
Percentage of total revenues                    2.2%                    25.5%              2.2%                    25.8%
---------------------------------------------------------------------------------------------------------------------------

         Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel other than research and development personnel, facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The decrease is related to the savings that resulted from a major restructuring plan that we initiated in August 2000. We closed 14 offices, the last five of which were closed in March and April 2001, and our employee-base average was reduced to 649 for the first half of 2002, from 720 for the corresponding period of 2001. The decrease also reflects (i) declines in legal fees of $.3 million and $.6 million, and bad debt expense of $.4 million and $.6 million regarding the three and six-month comparisons, respectively, and (ii) a savings of $.5 million recognized in the June 2002 quarter in connection with the early termination of an office lease for a facility closed in March 2001 as part of the restructuring.

         The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded product research and development activities. For the quarter and six months ended June 30, 2002, we capitalized $1.6 million (or 31.4% of total research and development expenditures) and $2.4 million (or 26.1% of total research and development expenditures) of third-party software developer fees, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". For the same periods of 2001, we capitalized $.9 million (or 26.1% of total research and development expenditures) and $1.4 million (or 22.2% of total research and development expenditures) of third-party developer fees. The amounts capitalized relate to our development of Web-based applications, including a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available. One new application became commercially available in the first quarter of 2002. The new RIS product was made available in the second quarter of 2002. We expect the remaining products to become commercially available in the December 2002 quarter.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In the three and six-month periods ended June 30, 2001, depreciation and amortization expense consisted mainly of $5.8 million and $11.6 million of goodwill amortization, respectively. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In July 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test these assets for impairment of value on at least an annual basis. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002 and based on our initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on our financial statements.

         In the June 2002 quarter and in July 2002, we received final payments from three former directors satisfying their outstanding loans from VitalWorks, including interest. Consequently, we recorded a credit of $6.0 million ($3.0 million each in the March and June quarters) reflecting a complete reversal of the allowance for loan losses established in March 2001. In 2001, we recognized impairment charges and incurred other nonrecurring costs of $8.4 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former directors and $.9 million for unused equity financing, both recorded in the March 2001 quarter, and $.8 million of executive severance paid in the June 2001 quarter.

INTEREST INCOME

         The increase in interest income reflects interest not previously recognized on the notes receivable from former directors. We received substantial interest and principal payments in the June 2002 quarter and a final payment in July 2002.

INTEREST EXPENSE

         Interest expense consists primarily of interest costs incurred in connection with our outstanding term and real estate mortgage loans. The decrease in interest expense is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.

INCOME TAXES

         For the three and six-month periods ended June 30, 2002, we recorded an income tax provision of $25,000 and $50,000, respectively. For the first six months of 2001, we did not record an income tax provision or benefit. Management has assessed the realizable value of our deferred tax assets of $51.1 million and determined that a valuation allowance of $21.9 million was necessary as of June 30, 2002 to, along with deferred tax liabilities of $2.5 million, reduce the net deferred tax asset to $26.7 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

         The effective income tax rate was less than 1% for the three and six-month periods ended June 30, 2002 and is expected to remain at less than 1% for the rest of 2002 due primarily to our net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS

         Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5, 2001. On that date, we distributed 100% of the

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

common stock of PracticeWorks to our stockholders. For the period January 1, 2001 to March 5, 2001, our net loss from discontinued operations was $5.4 million.

NET INCOME (LOSS)

         As a result of the above factors, operating results for the three and six-month periods ended June 30, 2002 increased to net income of $8.3 million from a net loss of $(4.9) million and to net income of $15.9 million from a net loss of $(23.9) million, respectively, for the corresponding periods of 2001.

         To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For fiscal years 1999, 2000 and 2001, and for the six months ended June 30, 2002, we generated positive cash flows from operations of $3.4 million, $12.8 million, $18.2 million and $6.7 million, respectively.

         Days sales outstanding (calculated as accounts receivable, net of allowances, divided by total quarterly revenues multiplied by 90 days) for the second quarter of 2002 was 49 days. Looking forward, as license and systems sales increase, we expect our days sales outstanding to range from 50 to 60 days.

         Investing activities for the six months ended June 30, 2002 resulted in a use of cash of $1.5 million. This total includes $2.4 million for software development costs and $.5 million used primarily for purchases of computer equipment and software, offset partially by net proceeds of $1.4 million from the sale of an office building.

         Cash provided by financing activities for the six months ended June 30, 2002 amounted to $10.5 million, consisting of proceeds of $27.5 million received in connection with a new four-year credit agreement, $8.8 million of loan payments received from former directors, and $5.1 million of payments received in connection with the exercise of stock options by employees. These amounts were partly offset by $30.3 million of principal payments of long-term debt and $.5 million of finance costs.

         As of June 30, 2002, we had cash and cash equivalents of $28.7 million and $27.2 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March 2002, we entered into a new four-year credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement includes a term loan of $22.0 million at an interest rate of prime plus 2% and a mortgage loan of $5.5 million with respect to our Atlanta property that was held for sale, at an interest rate of prime plus 1.5%. Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 3% in year one, 2% in year two, and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The loans, which are collateralized by substantially all of our assets and intellectual property rights, subject us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures and (iii) the prohibition of dividend payments to shareholders.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In July 2002, we received $2.2 million from a former director satisfying his outstanding loan, including interest. In August 2002, we completed the sale of a former headquarters building in Atlanta for $6.3 million, after closing costs.

         The following table summarizes, as of June 30, 2002, the general timing of future payments under our outstanding loan agreement and under lease agreements that include noncancellable terms. Maturities of long-term debt in the table reflect the repayment of the $5.5 million mortgage loan in connection with the sale of the Atlanta property.

                                                             Payments Due by Period
                                   ---------------------------------------------------------------------------
Contractual                                                         2003 to
Obligations                           Totals          2002           2005            2006        Thereafter
                                   ---------------------------------------------------------------------------
                                                                 (in thousands)
Long-term debt...................     $ 26,200       $  6,700       $  7,500       $ 12,000
Capital leases...................        1,094            354            740
Operating leases.................        9,213          1,700          5,320          1,216           $ 977
                                   ---------------------------------------------------------------------------
                                      $ 36,507       $  8,754       $ 13,560       $ 13,216           $ 977
                                   ===========================================================================

         We anticipate capital expenditures of approximately $4 million for the remainder of 2002, including software development costs of approximately $2.5 million. We intend to review potential strategic acquisitions and other business alliances.

         From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. We removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against us and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, our request to transfer the case to the Northern District Court of Georgia was granted, and our motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. Oral argument took place on May 31, 2002 and the appeal has not yet been decided.

         We have been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by us in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002.

                                 VITALWORKS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

         We believe that our current cash and cash equivalent balances together with the funds we expect to generate from our operations will be sufficient to finance our business for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Statement 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (adoption of Statement 142 is discussed in the operating expenses section above), we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

         Our previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations would be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which would be recognized through operations, either by amortization or impairment charges, in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $26.2 million of outstanding debt at June 30, 2002 related to long-term indebtedness under our credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. We expect interest on the outstanding balance of the loans to be charged based on a variable rate related to the prime rate. Thus, interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.3 million in pre-tax results assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2002. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

                                 VITALWORKS INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. We removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against us and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorney's fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, our request to transfer the case to the Northern District Court of Georgia was granted, and our motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. Oral argument took place on May 31, 2002 and the appeal has not yet been decided.

         We have been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by us in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002.

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

                                 VITALWORKS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on June 12, 2002, our stockholders adopted the following proposals by the margins indicated:

   1.  To elect members of the Board of Directors to serve for a one-year term.

                                                      Number of Shares
                                            For           Against       Abstain
                                    -------------------------------------------------
Joseph M. Walsh                           29,589,904         0           3,052,771
Stephen N. Kahane, M.D., M.S.             29,551,862         0           3,090,813
Michael A. Manto                          29,591,075         0           3,051,600
Kenneth R. Adams                          32,436,010         0             206,665
Stephen J. DeNelsky                       32,399,972         0             242,703
David B. Shepherd                         32,437,886         0             204,789

   2.  To approve the 2002 Employee Stock Purchase Plan.

                                                         Number of Shares
                                             For            Against        Abstain
                                      ------------------------------------------------
                                          30,589,457      2,021,672          31,546

   3. To ratify our appointment of BDO Seidman, LLP as our independent certified public accountants for the fiscal year ending December 31, 2002.

                                                       Number of Shares
                                            For            Against        Abstain
                                      ------------------------------------------------
                                          32,322,774        295,973         23,928

ITEM 5.  OTHER INFORMATION

         In April and May 2002, each executive officer entered into an individual stock trading plan, or so-called Rule 10b5-1 plan. These plans specify trading periods that generally extend for up to one year, number of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the total number of shares that may be sold under the plans would equal 19.9% of the aggregate number of shares, including unvested option shares, then held by the executive officers. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, President and CEO, provides for the sale of not more than 90,000 shares on-average per quarter over the twelve months ending May 30, 2003, which may begin now that we have announced our operating results for the June 2002 quarter. The aggregate number of shares that may be sold under this plan represents 11.3% of the number of shares, including unvested option shares, then held by Mr. Walsh.

                                 VITALWORKS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No                 Description
----------                 -----------
10.1                       VitalWorks Inc. 401(k) Profit Sharing Plan

10.2                       VitalWorks Inc. 2002 Employee Stock Purchase Plan

(b)  Reports on Form 8-K


 None

                                 VITALWORKS INC.

            FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VitalWorks Inc.

                            /s/ Michael A. Manto                          8/9/02
                            ----------------------------------------------------
                            Michael A. Manto                                Date
                            Executive Vice President and Chief Financial Officer

                            /s/ Joseph M. Walsh                           8/9/02
                            ----------------------------------------------------
                            Joseph M. Walsh                                 Date
                            Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with this Quarterly Report on Form 10-Q of VitalWorks Inc. (the "Company") for the period ended June 30, 2002 (the "Report"), the undersigned, Joseph M. Walsh, Chief Executive Officer of the Company, and Michael A. Manto, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ Joseph M. Walsh                           8/9/02
                            ----------------------------------------------------
                            Joseph M. Walsh                                 Date
                            Chief Executive Officer

                            /s/ Michael A. Manto                          8/9/02
                            ----------------------------------------------------
                            Michael A. Manto                                Date
                            Chief Financial Officer