Form 10-Q
period 2002-09-30
VITALWORKS INC
filed 2002-11-13
CIK 1028584

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

           __    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to              .
                                         ------------    -------------

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

As of November 12, 2002, there were 43,298,044 shares of the registrant's common stock, $.001 par value, outstanding.

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

--------------------------------------------------------------------------------

                                      INDEX

Part I.  Financial Information                                              Page

Item 1. Financial Statements (unaudited)

   Report of Independent Certified Public Accountants.........................2

   Condensed Consolidated Balance Sheets--
     September 30, 2002 and December 31, 2001.................................3

   Condensed Consolidated Statements of Operations--
     Three and Nine Months Ended September 30, 2002 and 2001..................4

   Condensed Consolidated Statements of Cash Flows--
     Nine Months Ended September 30, 2002 and 2001............................5

   Notes to Condensed Consolidated Financial Statements--
      September 30, 2002......................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........26

Item 4. Controls and Procedures .............................................26

Part II.  Other Information

Item 1. Legal Proceedings....................................................26

Item 5. Other Information....................................................27

Item 6. Exhibits and Reports on Form 8-K.....................................27

Signatures...................................................................28

Certifications ..............................................................29

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002..............................31


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

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
VitalWorks Inc.



         We have reviewed the condensed consolidated balance sheet of VitalWorks Inc. as of September 30, 2002 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2002, and March 11, 2002 for Note H, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ BDO Seidman, LLP

New York, NY
October 23, 2002,
November 12, 2002 for Note I

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                September 30,  December 31,
                                                                                     2002          2001
                                                                                ---------------------------
                                                                                (unaudited)       (Note)
Assets
Current assets:
    Cash and cash equivalents                                                     $  40,704      $  12,988
    Accounts  receivable,  net of  allowances  of $2,200 and $1,800                  14,811         12,693
    Computer hardware held for resale                                                   897            323
    Deferred income taxes, net                                                        1,646          3,376
    Prepaid expenses and other current assets                                         1,507            946
    Headquarters buildings held for sale, at fair value                                              7,184
                                                                                ---------------------------
Total current assets                                                                 59,565         37,510
Property and equipment, at cost, less accumulated
    depreciation and amortization of $8,301 and $6,294                                5,069          6,435
Goodwill, less accumulated amortization of $55,898                                   20,256         20,256
Product development and deferred finance costs, less
    accumulated amortization of $745 and $905                                         8,097          4,739
Deferred income taxes, net                                                           25,088         23,358
Other assets                                                                            700            651
                                                                                ---------------------------
Total assets                                                                      $ 118,775      $  92,949
                                                                                ===========================

Liabilities and stockholders'  equity
Current  liabilities:
    Accounts payable and accrued expenses                                         $   9,520      $  10,503
    Accrued employee compensation and benefits                                        4,426          2,862
    Accrued restructuring costs                                                       1,504          2,900
    Deferred revenue, including unearned discounts of $1,403 and $1,701               8,583          8,096
    Current portion of long-term debt                                                 4,373         14,063
                                                                                ---------------------------
Total current liabilities                                                            28,406         38,424
Long-term debt                                                                       15,987         16,490
Other  liabilities,  primarily  unearned  discounts re:  outsourced  printing
services                                                                             12,326         11,975

Commitments and contingencies - Note D
Stockholders' equity:
    Common stock $.001 par value; 200,000,000 shares authorized;
       44,624,136 and 39,126,771 shares issued                                           45             39
    Additional paid-in capital                                                      202,878        191,585
    Notes receivable from former directors, net of allowance
       of $6,000 in 2001                                                                            (4,632)
    Accumulated deficit                                                            (140,398)      (160,463)
    Treasury stock, at cost, 125,000 shares                                            (469)          (469)
                                                                                ---------------------------
Total stockholders' equity                                                           62,056         26,060
                                                                                ---------------------------
Total liabilities and stockholders' equity                                        $ 118,775      $  92,949
                                                                                ===========================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)




                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                  2002         2001          2002          2001
                                                              ------------------------    ------------------------

Revenues
    Maintenance and services                                   $ 21,389      $ 20,969      $ 63,783      $ 62,947
    Software licenses and system sales                            7,267         6,290        21,983        15,914
                                                              ------------------------    ------------------------
Total revenues                                                   28,656        27,259        85,766        78,861
                                                              ------------------------    ------------------------

Costs and expenses
Cost of revenues:
    Maintenance and services                                      5,553         3,718        16,473        13,845
    Software licenses and system sales, includes
      amortization of product development costs
      of $262 and $649 in 2002                                    2,204         1,788         6,005         4,586
Selling, general and administrative                              12,367        12,320        36,909        41,103
Research and development                                          3,360         3,033        10,100         8,108
Depreciation and amortization, includes $5,784 and
    $17,351 of goodwill amortization in 2001                        665         6,543         1,899        19,780
Loss on headquarters building held for sale                                     1,250                       1,250
Provision (credit) for loan losses, $6,000 charge in 2001
    reversed in 2002, and other nonrecurring items in 2001                       (275)       (6,000)        8,127
                                                              ------------------------    ------------------------
                                                                 24,149        28,377        65,386        96,799
                                                              ------------------------    ------------------------
Operating income (loss)                                           4,507        (1,118)       20,380       (17,938)
Interest income                                                     137           289         1,356           482
Interest expense                                                   (453)         (839)       (1,565)       (2,761)
                                                              ------------------------    ------------------------
Income (loss) from continuing operations,
    before income taxes                                           4,191        (1,668)       20,171       (20,217)
Provision for income taxes                                           56                         106
                                                              ------------------------    ------------------------
Income (loss) from continuing operations                          4,135        (1,668)       20,065       (20,217)
Loss from discontinued operations                                                                          (5,384)
                                                              ------------------------    ------------------------
Net income (loss)                                              $  4,135      $ (1,668)     $ 20,065      $(25,601)
                                                              ========================    ========================

Earnings (loss) per share
   Basic:
    Continuing operations                                      $   0.10      $  (0.04)     $   0.49      $  (0.55)
    Discontinued operations                                                                                 (0.14)
                                                              ------------------------    ------------------------
                                                               $   0.10      $  (0.04)     $   0.49      $  (0.69)
                                                              ========================    ========================

   Diluted:
    Continuing operations                                      $   0.08      $  (0.04)     $   0.41      $  (0.55)
    Discontinued operations                                                                                 (0.14)
                                                              ------------------------    ------------------------
                                                               $   0.08      $  (0.04)     $   0.41      $  (0.69)
                                                              ========================    ========================

Average number of shares outstanding
    Basic                                                        43,284        38,327        41,110        36,979
    Diluted                                                      50,385        38,327        49,228        36,979



                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              2002           2001
                                                                           ------------------------

Operating activities
Income (loss) from continuing operations                                    $ 20,065      $(20,217)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
    Loss on headquarters building held for sale                                              1,250
    Provision (credit) for loan losses, $6,000 charge in 2001 reversed
      in 2002, and other nonrecurring items in 2001                           (6,000)        7,203
    Depreciation and amortization, primarily goodwill in 2001                  1,899        19,780
    Provisions for bad debts, returns and discounts                            1,933         2,446
    Amortization of deferred finance costs, charged to interest expense          235           223
    Amortization of product development costs                                    649
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (4,051)       (1,032)
      Computer hardware held for resale, prepaid expenses and other           (1,092)         (220)
      Accounts payable, accrued costs and expenses                               658          (254)
      Deferred revenue                                                           424          (215)
      Unearned discounts re:  outsourced printing services                      (969)       (1,095)
 Interest payments on notes receivable from former directors                                   610
                                                                           ------------------------
    Cash provided by operating activities                                     13,751         8,479
                                                                           ------------------------

Investing activities
    Product development costs                                                 (3,406)       (3,021)
    Proceeds from sale of office buildings                                     7,220           800
    Purchases of property and equipment                                         (630)       (1,021)
    Cash received from (advanced to) PracticeWorks, Inc.                         333          (344)
                                                                           ------------------------
    Cash provided by (used in) investing activities                            3,517        (3,586)
                                                                           ------------------------

Financing activities
    Long-term debt:
      (Payments)                                                             (37,178)       (2,253)
        Proceeds                                                              27,450           194
    Loan payments from former directors                                       10,991           438
    Exercise of stock options and warrants                                     9,715         1,542
    Deferred finance costs                                                      (530)
                                                                           ------------------------
    Cash provided by (used in) financing activities                           10,448           (79)
                                                                           ------------------------
Increase in cash and cash equivalents                                         27,716         4,814
Cash and cash equivalents at beginning of period                              12,988         5,969
                                                                           ------------------------
Cash and cash equivalents at end of period                                  $ 40,704      $ 10,783
                                                                           ========================

Supplemental disclosure of cash flow information
    Income taxes paid, net of refunds                                       $    159
    Interest paid                                                           $  1,746      $  1,297


                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2002

A. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 29, 2002. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

B. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):


                                                       Third Quarter Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                        2002          2001          2002         2001
                                                     ------------------------    ------------------------

Numerator:
   Continuing operations                              $  4,135      $ (1,668)     $ 20,065      $(20,217)
   Discontinued operations                                                                        (5,384)
                                                     ------------------------    ------------------------
                                                      $  4,135      $ (1,668)     $ 20,065      $(25,601)
                                                     ========================    ========================

Denominator:
   Basic EPS - weighted-average shares                  43,284        38,327        41,110        36,979
      Effect of dilutive securities, stock option
        and warrant rights                               7,101                       8,118
                                                     ------------------------    ------------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                  50,385        38,327        49,228        36,979
                                                     ========================    ========================

   Basic EPS:
    Continuing operations                             $   0.10      $  (0.04)     $   0.49      $  (0.55)
    Discontinued operations                                                                        (0.14)
                                                     ------------------------    ------------------------
                                                      $   0.10      $  (0.04)     $   0.49      $  (0.69)
                                                     ========================    ========================

   Diluted EPS:
    Continuing operations                             $   0.08      $  (0.04)     $   0.41      $  (0.55)
    Discontinued operations                                                                        (0.14)
                                                     ------------------------    ------------------------
                                                      $   0.08      $  (0.04)     $   0.41      $  (0.69)
                                                     ========================    ========================


         Because their effect would be antidilutive, stock option and warrant rights for up to .4 million and 1.1 million common shares were excluded from the diluted EPS calculation for the three and nine-month periods ended September 30, 2002, respectively. For the same reason, all options and warrants were excluded from the diluted calculation for the three and nine-month periods ended September 30, 2001.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2002


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

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The Company removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the Company and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, the Company's request to transfer the case to the Northern District Court of Georgia was granted, and the Company's motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of plaintiffs' appeal.

         The Company has been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company's motion for final summary judgment dismissing the action against the Company was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

         While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to the Company. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular reporting period(s).

E.  GOODWILL ASSETS AND SALE OF OFFICE BUILDING

         In 2001, depreciation and amortization expense consisted mainly of goodwill amortization. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2002


E. GOODWILL ASSETS AND SALE OF OFFICE BUILDING (CONTINUED)

In July 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, the Company is required to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002. Based on the Company's initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on the Company's financial statements.

         Excluding goodwill amortization of $5.8 million, the Company would have had net income of $4.1 million, or $.10 per diluted share, for the September 2001 quarter, compared to net income of $4.1 million, or $.08 per diluted share, for the corresponding period of 2002. Excluding goodwill amortization of $17.4 million for the nine months ended September 30, 2001, the net loss would have been $(8.3) million, or $(.22) per share, compared to net income of $20.1 million, or $.41 per diluted share, for the first nine months of 2002.

         In August 2002, the Company completed the sale of a former headquarters building in Atlanta for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay the $5.5 million mortgage loan on the building. Approximately $.5 million of the proceeds is being held in escrow to partially guarantee to the new owner the monetary performance of PracticeWorks, Inc., a tenant of the building, through December 2003 under their lease agreement. The Company spun-off PracticeWorks in March 2001. In connection with the sale, the Company entered into a market rate lease with the new owner of the building ending December 2003 for approximately 3,900 square feet of office space, or less than 5% of the building. In the September 2002 quarter, the Company recognized a gain of $13,000 from the sale of the building. The amount held in escrow has been deferred and may be recognized in the period ending December 31, 2003.

F.  ACCRUED RESTRUCTURING COSTS

         On August 1, 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees.

         The nature of the restructuring accrual as of December 31, 2001 and September 30, 2002 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed. In the nine months ended September 30, 2002, payments of $.9 million were applied against the accrual. The accrual was reduced by another $.5 million reflecting a savings credited to selling, general and administrative expenses in the June 2002 quarter in connection with the early termination of an office lease for a facility closed in March 2001.

G.  STOCKHOLDERS' EQUITY

Employee Savings and Stock Option Plans

         In 2002, the Company issued 5,497,365 shares of its common stock, consisting of 5,101,830 shares in connection with the exercise of stock options by certain employees, 222,012 shares with respect to the Company-sponsored employee savings plan, and 173,523 shares in connection with the exercise of warrants. As a result, the Company recognized $10.9 million as a credit to additional paid-in capital.

Notes Receivable From Former Directors

         In the June 2002 quarter and in July 2002, VitalWorks received final payments from three former directors satisfying their outstanding loans from the Company, including interest. Consequently, the Company

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2002


G.  STOCKHOLDERS' EQUITY (CONTINUED)

recorded a credit to operating expenses of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million.

H.  SEGMENT INFORMATION

         The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three and nine-month periods ended September 30, 2002 and 2001. The Company does not account for or report its assets or capital expenditures by segments.

         The Company markets its products and services primarily to three types of physician practices: ambulatory imaging centers and radiology practices, as well as anesthesiology practices; large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

I.  SUBSEQUENT EVENT

         In October 2002, the Company's board of directors authorized the repurchase of up to $15 million of the Company's common stock from time to time. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with stock plans and for other corporate purposes. The repurchase program will be funded using the Company's existing cash resources. As of November 12, 2002, the Company has repurchased 1,247,900 shares of its common stock for an aggregate cost of $4.1 million.

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

         Our operating results have been and may be influenced significantly by factors such as:

o release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;
o    timing of and costs related to development of our products;
o    length of sales and delivery cycles;
o    size and timing of orders for our products and services;
o    availability of specified computer hardware for resale;
o deferral and/or realization of deferred software license and system revenues according to contract terms;
o    changes in customer purchasing patterns;
o competition, including alternative product and service offerings, and price pressure;
o timing of and charges associated with acquisitions or other strategic events or transactions;
o    timing and levels of advertising and promotional expenditures;

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

o changes of accounting estimates used to prepare the prior periods' financial statements (e.g., our valuation of assets and estimation of liabilities); and
o        uncertainties concerning pending litigation against us.

         In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, and sales and services related to the implementation of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

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

         Moreover, these protections do not prevent independent third-party development of competitive technology or services. Unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring use of our technology is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Intellectual property infringement claims against us could be costly to defend and could divert our management's attention away from our business.

         As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us were successful and we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows and results of operations could be harmed.

We recently instituted a stock repurchase program, which may involve the use of significant cash resources.

         In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any shares repurchased will be determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with stock plans and for other corporate purposes. The repurchase program will be funded using our existing cash resources and the dollar amount of shares repurchased may be significant. Spending under this program may in turn limit our ability to invest in our core business activities or undertake acquisitions, if any. In addition, there are a number of important factors that could cause us not to repurchase shares including, among others, the market price of our common stock, the nature of other investment opportunities available to us, our cash flows from operations, general economic conditions, and other factors identified in this report and our most recent annual report on Form 10-K.

We may undertake acquisitions, which may involve significant uncertainties and may increase costs, divert management resources from our core business activities, or fail to realize anticipated benefits of such acquisitions.

         We may undertake acquisitions if we identify companies with complementary applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies are very dependent on their employees to maintain the quality of their software offerings and related customer services. If we were unable to retain the acquired companies' personnel or integrate them into our operations, the value of the acquired products, technology and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

o our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business has established relationships;

o    diversion of our management's attention from our existing business;

o    potential conflicts in customer and supplier relationships;

o our ability to coordinate organizations that are geographically diverse and may have different business cultures;

o    dilution to existing stockholders if we issue equity securities;

o assumption of liabilities or other obligations in connection with the acquisition; and

o    compliance with regulatory requirements.

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

         The success of our business will depend in part on the market acceptance of:

o new products and services, such as our radiology information system, or RIS, products and services; and
o        enhancements to our existing products and services.

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

         Achieving market acceptance for our new products, product upgrades and services is likely to require substantial marketing and service efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities for our new products, product upgrades and services will justify the amounts that we spend for their development, marketing and roll-out.

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

         The information management technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

o develop new or enhance existing products and services to meet our customers' changing needs in a timely and cost-effective way; and
o respond effectively to technological changes, new product offerings, product enhancements and new services of our competitors.

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

         The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical or patient data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services.

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

       HIPAA

         Federal regulations have been adopted, and others have been proposed, that impact the manner in which we conduct our business. Regulations under HIPAA will require us to expend resources to comply with applicable requirements. The total extent and amount of resources to be expended is not yet known. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent we will be required to comply with those requirements, and what the deadline for compliance will be.

         Although we will make a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to civil liability when we are the business associate of a covered entity, and could subject us to civil liability and criminal sanctions to the extent we are regulated directly as a covered entity. In addition, delay in developing or failure to develop products that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, the sale of our products and our business could be harmed by the implementation of HIPAA regulations.

       Other E-Commerce Regulations

         We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers' ability to use our services.

         The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial regulation by state governments. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider, under these current laws and regulations patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at the state level, there is also legislation governing the dissemination of medical information at the federal level. The federal regulations may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Adoption of these types of legislation or other changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. These kinds of restrictions would likely decrease the value of our applications to our customers, which could materially harm our business.

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

         Our principal competitors include both national and regional vendors of practice management systems. Currently, the practice management system industry in the United States is characterized by a large number of relatively small, regionally focused companies, resulting in a highly fragmented industry with only a few national vendors. Until recently, larger, national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

o    product features and functionality;
o    customer service, support and satisfaction;
o    price;
o    ongoing product enhancements; and
o    the reputation and stability of the vendor.

         We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the practice management software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We depend on partners/suppliers for delivery of electronic data interchange (insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services and sales lead generation; any failure, inability or unwillingness of these suppliers to perform these services could negatively impact customer satisfaction and revenues.

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

         The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers', operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or, damage our reputation in the market making it difficult to obtain new customers.

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

We structured the spin-off of PracticeWorks, Inc., our dental practice management software business, as a tax-free transaction and PracticeWorks agreed to indemnify us for any tax liabilities arising out of the transaction. If the spin-off does not qualify as a tax-free transaction, we may be subject to liabilities and we cannot assure you that PracticeWorks will honor its indemnification obligations.

         The spin-off of our former dental practice management software business was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 places certain requirements that must be complied with in order to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks has generally agreed to indemnify us under certain circumstances to the extent any action or omission on its part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PracticeWorks will have sufficient resources to fulfill its indemnification obligations and even if it had the resources, we cannot assure you that PracticeWorks will not refute its indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

         Based on our reading and interpretations of Statement of Positions 81-1, 97-2 and 98-9, issued by the AICPA, and Staff Accounting Bulletin No. 101, issued by the United States Securities and Exchange Commission, we believe our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the AICPA or other regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We market our products and services primarily to three types of physician practices:

o ambulatory imaging centers and radiology practices, as well as anesthesiology practices;
o large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and
o small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

         In 2002, approximately 40% of revenues were derived from the radiology/anesthesiology market and 30% from each of our other markets. Approximately an equal amount of revenues was derived from each of these three markets in 2001. Revenues from the small group market are skewed more towards maintenance and services.


RESULTS OF OPERATIONS

Revenues

                                                Third Quarter Ended                        Nine Months Ended
September 30,                              2002       Change        2001             2002         Change      2001
-------------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Maintenance and services                 $21,389        2.0%      $20,969           $63,783        1.3%      $62,947
Percentage of total revenues              74.6%                    76.9%             74.4%                    79.8%
-------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales       $ 7,267       15.5%      $6,290            $21,983       38.1%      $15,914
Percentage of total revenues              25.4%                    23.1%             25.6%                    20.2%
-------------------------------------------------------------------------------------------------------------------------

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

         If we were to adopt new, or change our current, licensing practices in response to a preference from the market or otherwise, then our revenue recognition practices may be subject to significant change to comply with the requisite accounting principles. For example, contracts strictly for software services and support (e.g., subscription type contracts) would result in the recognition of revenues ratably over the term of the contract.

         Excluding EDI transaction revenues of $1.6 million recognized in July 2001 in connection with the settlement of a contract dispute with an EDI supplier, maintenance and services revenues increased $2.0 million and $2.4 million, respectively, for the three and nine-month periods. The increase is mainly attributable to (i) an increase in training and other professional services revenues of $.8 million for the September quarter

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and $1.8 million for the nine months, corresponding to the favorable trend in sales of software licenses and systems, and (ii) additional EDI revenues, net of customer attrition, of approximately $1.3 million for the September quarter and $2.4 million for the nine months, which reflects the conversion of a number of customer accounts to direct billing from us for printing services performed by certain third parties that, in the first nine months of 2001, had been billed directly by the printing vendor. Our revised agreements with these printers now call for us to bill our physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, we recognize 100% of our direct billings as revenue, compared to an amount that previously was net of the printers' fees. Moreover, regarding the nine-month comparison, the increases were partly offset by the loss of revenues totaling $1.8 million earned in the first six months of 2001 under agreements to promote third-party product and services, which agreements were terminated in May and October 2001. Maintenance revenues have remained substantially unchanged.

         Software license and system revenues rose primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). This increase was led by software sales made primarily to ambulatory imaging centers and radiology practices.

Cost of revenues

                                                    Third Quarter Ended                        Nine Months Ended
September 30,                                  2002       Change        2001              2002        Change       2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)

Maintenance and services                     $ 5,553       49.4%      $ 3,718           $16,473       19.0%      $13,845
Percentage of maintenance and services
revenue                                       26.0%                    17.7%             25.8%                    22.0%
-----------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales           $ 2,204       23.3%      $ 1,788           $ 6,005       30.9%      $ 4,586
Percentage of software licenses and
system sales                                  30.3%                    28.4%             27.3%                    28.8%
-----------------------------------------------------------------------------------------------------------------------------

         Cost of maintenance and services revenues consists primarily of the cost of EDI claims processing, outsourced hardware maintenance and billing and statement printing services, and postage. The increase in the cost of maintenance and services revenues principally reflects additional costs of EDI services incurred in connection with the conversion of a number of customers to direct billing for printing services, as discussed above regarding EDI revenues. In addition, in July 2001, we recovered certain EDI processing costs and recognized a credit of $.6 million in connection with the contract settlement referred to above.

         Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and, in 2002, amortization of product development costs. The increase reflects the increase in the corresponding sales of software products and computer hardware, and amortization of product development costs of $.3 million for the September quarter and $.6 million for the nine months.

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating expenses

                                                    Third Quarter Ended                        Nine Months Ended
September 30,                                  2002       Change        2001              2002        Change       2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)

Selling, general and administrative          $12,367        .4%       $12,320           $36,909      (10.2)%     $41,103
Percentage of total revenues                  43.2%                    45.2%             43.0%                    52.1%
-----------------------------------------------------------------------------------------------------------------------------
Research and development                     $ 3,360       10.8%      $ 3,033           $10,100       24.6%      $ 8,108
Percentage of total revenues                  11.7%                    11.1%             11.8%                    10.3%
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                $   665     (89.8)%      $ 6,543           $ 1,899      (90.4)%     $19,780
Percentage of total revenues                   2.3%                    24.0%              2.2%                    25.1%
-----------------------------------------------------------------------------------------------------------------------------

         Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel other than research and development personnel, facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. For the September quarter, selling, general and administrative expenses have remained substantially unchanged. Our employee-base average has leveled off, with 640 for the September 2002 quarter, compared to 656 for the September 2001 quarter. The decrease regarding the nine-month comparison is related to the savings that resulted from a major restructuring plan that we initiated in August 2000. We closed 14 offices, the last five of which were closed in March and April 2001, and our employee-base average was reduced to 653 for the first nine months of 2002, from 718 for the corresponding period of 2001. The decrease also reflects (i) declines in contract labor costs of $.9 million, legal fees of $.7 million and bad debt expense of $.5 million, and (ii) a savings of $.5 million recognized in the June 2002 quarter in connection with the early termination of an office lease for a facility closed in March 2001 as part of the restructuring.

         The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded product research and development activities. For the quarter and nine months ended September 30, 2002, we capitalized $1.2 million (or 26.4% of total research and development expenditures) and $3.6 million (or 26.2% of total research and development expenditures) of third-party software developer fees, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". For the same periods of 2001, we capitalized $1.6 million (or 34.2% of total research and development expenditures) and $3.0 million (or 27.2% of total research and development expenditures) of third-party developer fees. The amounts capitalized relate to our development of Web-based applications, including a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available. One new application became commercially available in the first quarter of 2002. The new RIS product was made available in the second quarter of 2002. We expect the remaining products to become commercially available in the December 2002 and March 2003 quarters.

         In the three and nine-month periods ended September 30, 2001, depreciation and amortization expense consisted mainly of $5.8 million and $17.4 million of goodwill amortization, respectively. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". In July 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test these assets for impairment of value on at least an annual basis. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002. Based on our initial test for impairment of value, the adoption of Statement 142 did not have a negative impact on our financial statements.

         In the September 2001 quarter, we recorded an impairment charge of $1.3 million relating to our former headquarters building in Atlanta. We sold the building in August 2002. See Note E of the accompanying financial statements for more information relating to the sale of the building.

         In the June 2002 quarter and in July 2002, we received final payments from three former directors satisfying their outstanding loans from VitalWorks, including interest. Consequently, we recorded a credit of $6.0 million ($3.0 million each in the March and June quarters) reflecting a complete reversal of the allowance for loan losses established in March 2001. In 2001, we recognized impairment charges and incurred other nonrecurring costs of $8.1 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former directors and $.9 million for unused equity financing, both recorded in the March 2001 quarter, $.8 million of executive severance paid in the June 2001 quarter, and a credit of $.3 million for changes of estimates related to certain nonrecurring costs recognized in the September 2001 quarter.

Interest income

         The decline in interest income in the quarter reflects $.2 million of interest received in July 2001 in connection with the contract settlement referred to above regarding EDI revenues. The nine-month comparison also reflects interest of $1.1 million not previously recognized on the notes receivable from former directors. We received substantial interest and principal payments in the June 2002 quarter.

Interest expense

         Interest expense consists primarily of interest costs incurred in connection with our outstanding term loan and real estate mortgage loans. As of August 2002, the mortgage loans have been repaid in full. The decrease in interest expense is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.

Income taxes

         For the three and nine-month periods ended September 30, 2002, we recorded an income tax provision of $56,000 and $106,000, respectively. No income tax provision or benefit was recognized in 2001. Management has assessed the realizable value of our deferred tax assets of $55.3 million and determined that a valuation allowance of $25.7 million was necessary as of September 30, 2002 to, along with deferred tax liabilities of $2.9 million, reduce the net deferred tax asset to $26.7 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

         The effective income tax rate was less than 2% for the three and nine-month periods ended September 30, 2002 and is expected to remain at less than 2% for the rest of 2002 due primarily to utilization of net operating loss carryforwards.

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Loss from discontinued operations

         Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5, 2001. On that date, we distributed 100% of the common stock of PracticeWorks to our stockholders. For the period January 1, 2001 to March 5, 2001, our net loss from discontinued operations was $5.4 million.

Net income (loss)

         As a result of the above factors, operating results for the three and nine-month periods ended September 30, 2002 increased to net income of $4.1 million from a net loss of $(1.7) million and to net income of $20.1 million from a net loss of $(25.6) million, respectively, for the corresponding periods of 2001.

         To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For fiscal years 1999, 2000 and 2001, and for the nine months ended September 30, 2002, we generated positive cash flows from operations of $3.4 million, $12.8 million, $18.2 million and $13.8 million, respectively.

         Days sales outstanding (calculated as accounts receivable, net of allowances, divided by total quarterly revenues multiplied by 90 days) for the third quarter of 2002 was 47 days. Looking forward, assuming license and systems sales increase, we would expect our days sales outstanding to range from 50 to 60 days.

         Cash provided by investing activities for the nine months ended September 30, 2002 amounted to $3.5 million. This total includes net proceeds of $7.2 million from the sale of office buildings and $.3 million related to the spin-off of PracticeWorks, offset partially by $3.4 million used for software development costs and $.6 million used primarily for purchases of computer equipment and software.

         Cash provided by financing activities for the nine months ended September 30, 2002 amounted to $10.4 million, consisting of proceeds of $27.5 million received in connection with a new four-year credit agreement, $11.0 million of loan payments received from former directors, and $9.7 million of payments received in connection with the exercise of stock options by employees. These amounts were partly offset by $37.2 million of principal payments of long-term debt and $.5 million of finance costs.

         As of September 30, 2002, we had cash and cash equivalents of $40.7 million and $20.4 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March 2002, we entered into a new four-year credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2%, and a mortgage loan of $5.5 million. We repaid the mortgage loan in August 2002 in connection with the sale of our Atlanta property. Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 3% in year one, 2% in year two, and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The loans, which are collateralized by substantially all of our

                                 VitalWorks Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


assets and intellectual property rights, subject us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures and (iii) the prohibition of dividend payments to shareholders.

         The following table summarizes, as of September 30, 2002, the general timing of future payments under our outstanding loan agreement and under lease agreements that include noncancellable terms.

                                              Payments Due by Period
                     ---------------------------------------------------------------------------
Contractual                                                2004 &
Obligations             Totals         2002      2003       2005        2006        Thereafter
                     ---------------------------------------------------------------------------
                                                (in thousands)

Long-term debt....    $ 19,500                  $ 5,000   $2,500      $ 12,000
Capital leases....         860       $   146        516      198
Operating leases..       8,617           972      2,424    3,028         1,216         $ 977
                     ---------------------------------------------------------------------------
                      $ 28,977       $ 1,118    $ 7,940   $5,726      $ 13,216         $ 977
                     ===========================================================================


         We anticipate capital expenditures of approximately $2 million for the remainder of 2002, including software development costs of approximately $1.5 million. We intend to review potential strategic acquisitions and other business alliances.

         In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any shares repurchased will be determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with stock plans and for other corporate purposes. The repurchase program will be funded using our existing cash resources. As of November 12, 2002, we repurchased 1,247,900 shares of our common stock for an aggregate cost of $4.1 million.

         From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. We removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against us and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, our request to transfer the case to the Northern District Court of Georgia was granted, and our motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of plaintiffs' appeal.

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


Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

         We believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business for the next twelve months, including the repurchase of up to $15 million of our outstanding common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

                                 VitalWorks Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $19.5 million of outstanding debt at September 30, 2002 related to long-term indebtedness under our credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. We expect interest on the outstanding balance of the loans to be charged based on a variable rate related to the prime rate. Thus, interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax results assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2002. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. We removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against us and certain former directors and officers. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, our request to transfer the case to the Northern District Court of Georgia was granted, and our motion to dismiss plaintiffs' complaint in its entirety was granted in part. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of plaintiffs' appeal.

         We have been named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by us in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former

                                 VitalWorks Inc.

President of CDL, and his daughter, Elisha Weiner, are also named as defendants. Plaintiffs allege that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contends that she and her unborn child suffered severe personal injuries as a result of the accident and seeks to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, management does not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

ITEM 5.  OTHER INFORMATION

         In April and May 2002, each executive officer entered into an individual stock trading plan, or so-called Rule 10b5-1 plan. These plans specify trading periods that generally extend for up to one year, number of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the total number of shares that may be sold under the plans would equal 19.9% of the aggregate number of shares, including unvested option shares, then held by the executive officers. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, president and CEO, provides for the sale of not more than 90,000 shares on-average per quarter over the twelve months ending May 30, 2003, which began with the announcement of our operating results for the June 2002 quarter. The aggregate number of shares that may be sold under this plan represents 11.3% of the number of shares, including unvested option shares, then held by Mr. Walsh. Since March 6, 2001, approximately 11% of the aggregate holdings of the executive officers were sold.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.       Description
-----------       -----------

15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants (With respect to the unaudited interim financial statements of VitalWorks Inc. for the periods ended September 30, 2002 and 2001 included in this Quarterly Report on Form 10-Q, BDO Seidman, LLP have applied limited procedures in accordance with professional standards for a review of such information. However, as stated in their report included in this Quarterly Report on Form 10-Q, they did not audit and they do not express an opinion on those unaudited interim financial statements. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. To the extent that this Quarterly Report on Form 10-Q is incorporated by reference in any registration statements that VitalWorks Inc. has filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, BDO Seidman, LLP are not subject to the liability provisions of Section 11 of that Act for their reports on the unaudited interim financial statements because those reports are not "reports" or a "part" of the registration statement prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.)

(b) Reports on Form 8-K

 None

                                 VitalWorks Inc.

          Form 10-Q for the Three-month Period Ended September 30, 2002


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 VitalWorks Inc.



                 /s/ Michael A. Manto                                   11/13/02
                 ---------------------------------------------------------------
                 Michael A. Manto                                           Date
                 Executive Vice President and Chief Financial Officer



                 /s/ Joseph M. Walsh                                    11/13/02
                 ---------------------------------------------------------------
                 Joseph M. Walsh                                            Date
                 Chairman and Chief Executive Officer

                                 VitalWorks Inc.

          Form 10-Q for the Three-month Period Ended September 30, 2002


CERTIFICATIONS

I, Joseph M. Walsh, Chairman and Chief Executive Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of VitalWorks Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                       /s/ Joseph M. Walsh                            11/13/02
                       -------------------------------------------------------
                       Joseph M. Walsh                                    Date
                       Chairman and Chief Executive Officer
                       (principal executive officer)

                                 VitalWorks Inc.

          Form 10-Q for the Three-month Period Ended September 30, 2002

I, Michael A. Manto, Executive Vice President and Chief Financial Officer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of VitalWorks Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                 /s/ Michael A. Manto                                   11/13/02
                 ---------------------------------------------------------------
                 Michael A. Manto                                           Date
                 Executive Vice President and Chief Financial Officer
                 (principal financial officer)

                                 VitalWorks Inc.

          Form 10-Q for the Three-month Period Ended September 30, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with this Quarterly Report on Form 10-Q of VitalWorks Inc. (the "Company") for the period ended September 30, 2002 (the "Report"), the undersigned, Joseph M. Walsh, Chief Executive Officer of the Company, and Michael A. Manto, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                  /s/ Joseph M. Walsh                                   11/13/02
                  --------------------------------------------------------------
                  Joseph M. Walsh                                           Date
                  Chief Executive Officer


                  /s/ Michael A. Manto                                  11/13/02
                  --------------------------------------------------------------
                  Michael A. Manto                                          Date
                  Chief Financial Officer