Form 10-K
period 2002-12-31
VITALWORKS INC
filed 2003-03-31
CIK 1028584

 ===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-25311

                                 VITALWORKS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             59-2248411
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

             239 ETHAN ALLEN HIGHWAY, RIDGEFIELD, CONNECTICUT 06877 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (203) 894-1300

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.001
                   RIGHTS TO PURCHASE SERIES B PREFERRED STOCK

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes |X| No | |

      The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 28, 2002 (based on the closing sale price of the Registrant's common stock, par value $.001 per share, as reported on the Nasdaq National Market on such date) was approximately $335 million. 42,939,771 shares of common stock were outstanding as of March 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, expected to be held on June 11, 2003, are incorporated herein by reference.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-K

                                    CONTENTS

                                                                            PAGE
                                     PART I
Item 1.  Business..........................................................    2
Item 2.  Properties........................................................   22
Item 3.  Legal Proceedings.................................................   23
Item 4.  Submission Of Matters To A Vote Of Security Holders...............   24

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder        24
         Matters...........................................................
Item 6.  Selected Consolidated Financial Data..............................   25
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   40
Item 8.  Financial Statements and Supplementary Data.......................   40
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   40

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   41
Item 11. Executive Compensation............................................   41
Item 12. Security Ownership of Certain Beneficial Owners and Management....   41
Item 13. Certain Relationships and Related Transactions....................   41

                                     PART IV

Item 14. Controls and Procedures...........................................   41
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   41

Signatures.................................................................   74

Certifications.............................................................   75


VitalWorks and Radconnect are registered trademarks of VitalWorks Inc. All other trademarks and company names mentioned are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      VitalWorks Inc. is a leading provider of information management technology and services targeted to healthcare practices and organizations throughout the United States. We provide IT-based solutions for general medical practices and have specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. We also offer enterprise-level systems designed for large physician groups and networks. Our range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. We provide our clients with ongoing software support, implementation, training, electronic data interchange, or EDI, services for patient billing and claims processing, and a variety of Web-based services.

      We were incorporated in Delaware in November 1996. Prior to July 10, 1997, we conducted no significant operations and generated no revenue. On July 10, 1997, we completed our initial public offering. During the remainder of 1997 through 1999, we completed acquisitions of 16 medical companies. In addition, during the period July 10, 1997 through 2000, we acquired 19 companies that made up our former dental software business.

      On March 5, 2001, we spun-off our dental software business through a pro rata distribution to our shareholders of all the outstanding common stock (the "Distribution") of our previously wholly-owned subsidiary, PracticeWorks, Inc. ("PracticeWorks"). As a result of the Distribution, PracticeWorks became an independent public company operating what was formerly our dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. Accordingly, PracticeWorks has been accounted for as discontinued operations. All information contained in this report, unless otherwise indicated, has been restated to reflect the Distribution. We relocated our executive offices to Connecticut and began doing business as "VitalWorks" following the Distribution. The material terms of the Distribution are described herein.

INDUSTRY BACKGROUND

      Healthcare spending in the United States has risen dramatically over the past two decades, amounting to approximately $1.3 trillion in 2000, according to the Center for Medicare and Medicaid Services, and is expected to grow to $2.0 trillion in 2006. Federal and state governments, insurance carriers and other third-party payors have taken actions to control these rising costs. As a result, physicians are under increasing pressure to reduce costs and operate their practices more efficiently. One of the ways in which third-party payors have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model, which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee, and capitated models of reimbursement. The result of these generally more restrictive reimbursement models has been a dramatic increase in the complexity of accounting, billing, and payment collection for healthcare services.

      The privacy and security rules adopted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, are also serving as a driver for expanded information management tools, especially in the areas of clinical information. Practices will be required to ensure confidentiality of patient healthcare information, and to better control access to this information.

      In addition, physicians are under increased pressure to control the quality of the care they deliver. In 1999, the Institute of Medicine reported that up to 98,000 Americans die each year from preventable medical mistakes experienced during hospitalization. Coalitions such as The Leapfrog Group have formed to help ensure that consumers are properly informed to make the most educated decisions about the medical care they need, and that physicians are practicing medicine at the highest possible levels of care and safety. A key factor for a physician to achieve this level of care is the accuracy and availability of patient healthcare information.

      To address these challenges, healthcare providers are increasingly using information technology, including practice management and clinical information systems. Practice management systems include a range of software products and services for physicians and other providers of healthcare services. Most practice management systems provide several common functions, including practice administration functions such as patient scheduling, and financial functions such as insurance billing, patient billing and receivables management. Clinical information systems include electronic medical records, clinical charting, electronic prescribing, patient tracking and patient workflow systems.

      The continued evolution of information and telecommunication technologies has led to the development of a variety of electronic tools that can be integrated with practice management systems, helping to improve healthcare practices' cash flow. Among these is EDI, which expedites the submission of healthcare insurance claims to third-party payors and expedites the receipt of reimbursement. Paper claims require more time and are significantly more expensive to prepare, file, and process than electronically submitted claims. EDI transactions, on the other hand, can be processed directly with third-party payors or channeled through processing clearinghouses at significantly lower costs to the provider and the payor. Because of these significant cost savings, some payors are beginning to require practitioners to submit reimbursement claims electronically. In addition, new regulations mandated by HIPAA require the industry to move to a single electronic format accepted by all payors. We believe this will simplify the process of electronically exchanging information and thereby enhance the utilization of electronic claim submission and open the doors to many other types of EDI services, such as electronic remittance advice, determination of eligibility, claim status checks, and referral authorizations.

PRODUCTS AND SERVICES

      We offer a wide range of practice management and clinical software products to healthcare providers in targeted specialty markets. These products are designed to automate the administrative, financial, and clinical information management functions of office-based physician practices, hospital-based physician practices, and large healthcare enterprises, clinics and organizations.

Types of Products

      Each of our products addresses the management of healthcare data in one or more of several different areas. These areas include:

- Financial management, including patient billing, insurance processing, receivables and collections management.

- Administrative management, including appointment scheduling, patient registration, patient correspondence, referral analysis, and document imaging and management.

- Clinical data management, including complete documentation of patient visits, prescription writing, patient medical history, and treatment planning.

- EDI, including electronic processing of insurance claims and patient statements.

Targeted Specialties

      In addition to addressing the needs of primary care and general medical practices and clinics, many of our software products have been designed to address the specific needs of specialty practices. For example, anesthesiologists are required to bill their services on the basis of time units, and radiologists require specialized scheduling, film tracking, image delivery and workflow capabilities. Our targeted specialties include:

Hospital-based physician specialties:

-     Radiology

-     Anesthesiology

Enterprise-level groups:

-     Large physician groups

-     Emergency departments

-     Physician networks

-     Clinics

-     Service bureaus

-     Management Service Organizations

-     Independent Physician Associations

Office-based physician specialties:

-     Ophthalmology

-     Dermatology

-     Plastic Surgery

-     Podiatry

Principal Products

      Our principal products are the main practice management and clinical information products used by our clients. Each principal product falls into one of two categories: "core" products or "classic" products. Our core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms offered by us. In addition, core products are the primary products offered to our targeted practice areas. Classic products, while continuing to offer adequate functionality, typically lack advanced practice management features and are not designed for the latest generation of operating systems. We actively market eight core products and support 20 classic products. We believe that there is a significant opportunity to provide system upgrades to those clients using classic and other non-core products by providing a migration path to our core products. While we primarily market our core products, we will continue to provide customer support for our classic products until we determine that it is no longer cost effective or practically possible to do so. We are actively promoting the migration of classic product clients to newer products.

      We believe that while desktop systems will continue to be based primarily on some version of the Microsoft Windows family of operating systems, a significant number of physician, patient, and office functions will require Internet connectivity and demand a more platform-neutral approach. Consequently, our research and development efforts for new products are centered around building platform-independent applications using proven technologies.

Ancillary Products

      In addition to our principal practice management and clinical products, we offer a variety of ancillary products. While some of these products may operate on a stand-alone basis, these are typically add-on modules to our principal products. Ancillary products allow us to leverage our client base for additional sales revenue, as well as generate interest and competitive advantage for our core products. These ancillary products include:

- Decision support tools - We offer several different decision support tools designed to supplement the analytical features of our practice management software products. These tools enable physicians to access, sort, and display data according to user-selected criteria, including payor, referral source, reimbursement rate, time interval, and other variables.

- Document imaging and management - Our integrated document imaging and management tools enable practices to electronically capture, store, and manage all patient documents, as well as automate and streamline workflow.

- Wireless data entry - Physicians using wireless data entry can enter and review data from a handheld computing device, via wireless transmission.

- Palm integration - Palm integration allows physicians to download data to Palm-compatible handheld computing devices, for easy data access while away from the office.

- Web-based services - Web-based services include radiology image and report distribution, patient and office staff communication, appointment and prescription refill requests, and patient account inquiry.

- Product interfaces - We provide connectivity between our principal products and a variety of third-party products, such as hospital information systems, lab information systems, coding systems, and picture archive and communication systems, or PACS.

EDI Services

      Our core software products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. We generate revenues by facilitating EDI transactions, currently processing approximately five million EDI transactions each month. Current EDI services include:

- RapidBill(TM) - Provides comprehensive, automated patient statement processing services.

-     RapidCollect(TM) - Provides collection letter processing.

-     RapidReminder(TM) - Provides appointment reminder notification processing.

- RapidClaim(TM) - Provides electronic submission of insurance claims, and available claims scrubbing.

- RapidRemit(TM)- Provides electronic remittance of insurance payments and automatically posts explanation of benefits data into the practice management system.

- RapidEligibility(TM)- Provides electronic access to insurance and managed care plans to determine a patient's eligibility and covered benefits.

Other Services

      We believe that a high level of customer service is important to the successful marketing and sale of our products. We provide a comprehensive suite of training, consulting and technical support services to implement and support our products including:

- Software Maintenance - Under the terms of our standard maintenance arrangement, customers pay a periodic (i.e., monthly, quarterly, annually) maintenance fee. The fee charged is generally a fixed percentage of the list price at time of contract signing of the licensed software used by customers. This fee entitles customers to technical support and to any maintenance updates for their software, if and when updates are released.

- Hardware Maintenance - Similar to software maintenance, customers may contract with us for maintenance of their hardware. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site field service support. We subcontract with various third-party hardware maintenance professionals to provide a significant amount of our on-site field service support.

- Consulting and Training Services - We offer consulting, training, and implementation services on a time and materials basis. Based on a customer's technical and application knowledge, the customer can customize a program with us that provides the customer with the appropriate level of upfront and ongoing consulting and training support. Typically customers who purchase new or add-on systems will utilize our implementation and installation services.

      Our services and support organization consisted of 332 employees as of December 31, 2002.

Future Products

      In 2002, we released our first products based on our Ingenuity(TM) platform, which included RadConnect Results and our first version of RadConnect RIS.

      Our Ingenuity(TM) platform utilizes a server side Java, or J2EE, application paired with a zero-client browser-based front end (true Web-based technology). Standard SQL databases can be used for data storage.

      In February 2003, we completed our first upgrade of RadConnect RIS, which included major enhancements including mammography tracking. For the balance of 2003 and through 2004, we plan to focus on developing a variety of products based on our Ingenuity(TM) platform, including radiology, anesthesiology, and medical practice management systems as well as an enterprise level electronic medical records, or EMR, system targeted to the ambulatory healthcare market.

RESEARCH AND DEVELOPMENT

      Our development efforts are focused on new products based on our Web-based Ingenuity(TM) platform, as well as maintaining the stability and competitiveness of our current product offerings. We augment our development staff with third-party developers. These third-party resources are focused on new and next generation product development. Historically, our research and development efforts have principally involved the incorporation of the best technologies from each acquired product into our core practice management systems. While we continue to incorporate the best functionality from our acquired products, this is only one of the tasks that our development staff is charged with. Our research and development department is also responsible for coordinating the activities of developers and product managers on all cross-specialty development efforts. These activities include researching emerging technologies in both the healthcare and technology sectors, carefully evaluating each for their ability to enable physicians to deliver better healthcare to their patients more efficiently, and establishing best practices for our development efforts. Our research and development organization consisted of 150 employees as of December 31, 2002, and is currently co-located with our support staff primarily in three locations:
Daytona, Florida; Birmingham, Alabama; and Minneapolis, Minnesota. This co-location of staff helps to keep staff focused on industry specific applications and provide cross communication between the support staff who, in turn, are in regular communication with customers, thus providing the best quality products for our customers' needs.

      In 2002, 2001 and 2000, our research and development expenses were $13.5 million, $10.9 million and $13.8 million, or 11.8%, 10.2% and 13.6% of total revenues, respectively. In addition, in 2002 and 2001, we incurred $4.8 million and $4.6 million, respectively, of third-party programmer fees that we capitalized in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

SALES AND MARKETING

      We market and sell our products in the United States primarily through a direct sales force, composed of 74 sales and marketing personnel as of December 31, 2002. We have sales offices located in Ridgefield, Connecticut; Birmingham, Alabama; Daytona, Florida; Minneapolis, Minnesota; Portland, Oregon; and Cincinnati, Ohio. Product support, training and implementation services are also available through many of these offices. In addition, many of our sales representatives are based from their home offices throughout the United States. We organize our sales force by medical specialty and product platform. All members of our sales organization participate in sales training, which among other things, enables them to understand the specialty-specific needs of our prospective customers.

      Within our existing customer base, we promote and sell system upgrades, product add-ons, ancillary products, maintenance services and EDI services. In addition, we target new customers principally through direct mail campaigns, telemarketing, seminars, webinars, trade shows and advertisements in various publications. Moreover, senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced prospective customers. Sales cycles generally range from an average of three to four months for small office-based physician systems to as much as six to eighteen months for clinical and larger scale systems.

      For each of the past three fiscal years, no one customer has accounted for more than 10% of total revenues.

INTELLECTUAL PROPERTY

      We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. These laws and procedures afford only limited protection.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and such problems may persist. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology.

      Some of our programs aimed at the radiology market have been delivered along with their applicable source code, which is protected by contractual provisions. In other cases, we have entered into source code escrow agreements with a limited number of our customers requiring release of source code under certain limited conditions, including any bankruptcy proceeding by or against us, cessation of our business or our failure to meet our contractual obligations.

      We rely upon certain software that is licensed from third parties, including software that is integrated with some of our internally developed software and/or is used with some of our products to perform certain functions. In some cases, we private label third party software for relicensing. There can be no assurance that these third party software licenses will continue to be available to us on commercially reasonable terms, which could adversely affect our business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by us with respect to our products or enhancements thereto.

      We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable license to our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

COMPETITION

      Our principal competitors include both national and regional practice management and clinical systems vendors. Currently, the practice management and clinical systems industry in the United States is characterized by a large number of relatively small, regionally focused companies, comprising a highly fragmented industry with only a few national vendors. We believe that the larger, national vendors are broadening their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

-     product features and functionality;

-     ongoing product enhancements;

-     customer service, support and satisfaction;

-     the reputation and stability of the vendor; and

-     price.

      We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.

      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require us to reduce the price of our software and complementary products, which would materially adversely affect our business, operating results, cash flows and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.

PRIVACY ISSUES

      Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we utilize advanced technology designed to ensure a high degree of security. This technology generally includes:

- security that requires both user IDs and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

- encryption of data relating to our ASP applications transmitted over the Internet; and

- use of a mechanism for preventing outsiders from improperly accessing private data resources on our internal network and our ASP applications, commonly referred to as a "firewall."

      The level of data encryption used by our products is in compliance with the encryption guidelines set forth in the proposed rule regarding security and electronic signature standards in connection with HIPAA. We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.

      Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

- using individual user names and passwords for each employee handling electronic data; and

- requiring each employee to sign an agreement to comply with all Company policies, including our policy regarding handling of confidential information.

      We monitor proposed regulations that might affect our applications and services to ensure our compliance with such regulations when and if they are implemented.

HEALTHCARE REGULATION

      The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations and enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We review our practices in an effort to ensure compliance with applicable laws. However, laws governing healthcare are both broad and, in some respects, vague. As a result, it is often difficult or impossible to determine precisely how laws will be applied, particularly to new products or to services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, and have a material adverse effect on our business.

      The relevant healthcare laws are:

      HIPAA. The administrative simplification provisions of HIPAA and the various regulations, which have been proposed and enacted to implement the administrative simplification provisions, include five healthcare-related standards governing, among other things:

-     electronic transactions involving healthcare information,

-     privacy of individually identifiable health information, and

-     security of healthcare information and electronic signatures.

      The regulations governing the electronic exchange of information establish a standard format for the most common healthcare transactions, including claims, remittances, eligibility, and claims status. The regulations required compliance by October 16, 2002, unless a covered entity submitted a compliance plan by such date requesting an extension for compliance until October 16, 2003. We intend to ensure our compliance with the regulations, as applicable. Many of our customers are subject to the transaction standards and the standards will affect our processing of healthcare transactions among physicians, payors, patients, and other healthcare industry participants.

      The regulations promulgated pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information by certain healthcare organizations. Most healthcare entities covered by the rule must comply by April 14, 2003. A substantial part of our activities involve the receipt or delivery of confidential health information concerning patients of our customers in connection with the processing of healthcare transactions and the provision of technical services to participants in the healthcare industry. The regulations may restrict the manner in which we transmit and use certain information.

      The proposed security regulations enacted pursuant to HIPAA establishing security and electronic HIPAA signature standards were recently finalized. The security regulations will be effective April 21, 2003, and most covered entities will have until April 21, 2005 to comply with the standards. The regulations will require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services, and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity, and availability of individually identifiable health information. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of health information and requiring implementation of specified security measures.

      Overall, HIPAA may require substantial changes to many of our applications, services, policies, and procedures that could require us to make significant financial investments, may require us to charge higher prices to our customers and may also affect our customers' purchasing practices.

      See further discussion regarding HIPAA below in "Forward-Looking Statements and Risk Factors."

      Other Privacy Requirements. In addition to the privacy rule under HIPAA, most states have enacted or are considering enacting patient confidentiality laws, which would further prohibit the disclosure of confidential medical information. HIPAA establishes minimum standards and preempts conflicting state laws, which are less restrictive than HIPAA regarding health information privacy, but does not preempt conflicting state laws that are more restrictive than HIPAA. The Federal Trade Commission and various state attorneys general have applied federal and state consumer protection laws to privacy issues.

      FDA. The Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act. Computer applications and software are generally subject to regulation as medical devices requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. If the FDA were to decide that our products and services should be subject to FDA regulation or if in the future, we expanded our application and service offerings into areas that may subject us to FDA regulation, the costs of complying with FDA requirements could be substantial. Application of the approval or clearance requirements could create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. Our compliance efforts could prove to be time consuming, burdensome and expensive on the basis of the novel application of the FDA to us, and this could have a material adverse effect on our ability to introduce new applications or services in a timely manner and may require us to charge higher prices.

      The Federal Anti-Kickback Law. The federal Anti-Kickback Law includes a prohibition against the direct or indirect payment or receipt of any remuneration in order to induce the referral of business or patients reimbursable under Medicare, Medicaid, and certain other federal healthcare programs. Violations of the federal Anti-Kickback Law may result in criminal liability, a felony conviction punishable by a maximum fine of $125,000, imprisonment up to five years, or both, exclusion from the government programs, and civil monetary sanctions. Many states also have similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare or Medicaid. The Federal
Anti-

Kickback Law has been in effect since 1977 and applies broadly to all kinds of providers and suppliers. If the activities of a customer of ours or other entity with which we have a business relationship were found to violate the Federal Anti-Kickback Law or other similar anti-kickback or anti-referral laws, and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly and willfully participated in such activities, we could be subject to sanction or liability under such laws.

      Stark Law. The federal Stark Law restricts referrals by physicians of Medicare, Medicaid, and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. If the activities of a customer of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.

      The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties. Federal regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil penalties, including treble damages. In addition, Medicare, Medicaid, and other federal statutes provide for criminal penalties for such false claims. If, during the course of providing services to our customers, we provide assistance with the filing of such claims, and we were found to have knowingly participated, or participated with reckless disregard, in such activities, we could be subject to sanction or liability under such laws.

EMPLOYEES

      As of December 31, 2002, we employed 651 persons, including 74 in sales and marketing, 332 in customer support and services, 150 in research and development and 95 in administration, human resources, information technology, finance and senior management. None of our employees is subject to a collective bargaining arrangement. We consider our relations with our employees to be satisfactory.

      Our executive officers are:

Joseph M. Walsh

      Joseph M. Walsh, age 43, has served as our President and Chief Executive Officer and as a director since March 2001 and Chairman since June 2001. From April 2000 until March 2001, Mr. Walsh served as president of our medical software division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a healthcare practice management company specializing in oral and maxillofacial, and plastic surgery practices. We acquired Micro-Designs in 1998.

Stephen N. Kahane

      Stephen N. Kahane, M.D., M.S., age 45, has served as our Vice Chairman and Chief Strategy Officer and as a director since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer, of our medical software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Michael A. Manto

      Michael A. Manto, age 44, has served as our Executive Vice President and as a director since March 2001, and as our Chief Financial Officer since April 2001. From July 2000 until March 2001, he served as Executive Vice President of our medical software division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto, a certified public accountant, was with Ernst & Young.

Kevin M. Silk

      Kevin M. Silk, age 39, has served as our Vice President of Finance and Business Development since March 2001, and was Vice President of Finance of our medical software division between October 2000 and March 2001. From 1995 to 2000, Mr. Silk was with Hyperion Solutions Corporation, a multinational business software company, where he served in the capacities of Director of Business Development and Senior Director of Financial Planning and Analysis. Prior to joining Hyperion, Mr. Silk, a certified public accountant, was with Seavex LTD and Ernst & Young.

C. Daren Mccormick

      C. Daren McCormick, age 41, has served as our Chief Operations Officer since March 2001. He was Chief Operations Officer of our medical software division between April 2000 and March 2001. From July 1999 until April 2000, he served as our Vice President of Systems Engineering and from October 1998 until July 1999, he served as our Vice President of Business Development. From 1995 until October 1998, he served as Senior Manager of Research and Development of the Healthcare Systems Division of Reynolds and Reynolds, a healthcare practice management company. We acquired the Healthcare Systems Division of Reynolds and Reynolds in October 1998.

Stephen Hicks

      Stephen Hicks, age 44, has served as our Vice President and General Counsel since March 2001. He was Vice President of our medical software division between August 2000 and March 2001. Prior to joining us, he was First Deputy Commissioner at the New York State Division of Housing from January 1999, and worked from February 1995 to December 1998 on the executive staff of Dennis C. Vacco, the New York State Attorney General. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.

Eric A. Montgomery

      Eric A. Montgomery, age 48, has served as our Corporate Vice President of Sales since November 2002. From 1999 to 2002, he acted as Vice President of Sales and Business Development for OutlookSoft Corporation, a venture-backed software company specializing in the area of business intelligence. From 1997 to 1999, he served as Vice President of Sales at Information Management Associates. Prior positions included Senior Sales Director at Hyperion
Software Corporation, as well as various sales and marketing positions at Citicorp's Information Division and Comshare, Inc.

      In April and May 2002, each of our executive officers entered into an individual stock trading plan, or a so-called Rule 10b5-1 plan. These plans specify trading periods that generally extend for up to one year, number of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the total number of shares that may be sold under the plans would equal 19.9% of the aggregate number of shares, including unvested option shares, then held by the executive officers. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, our president and chief executive officer, provides for the sale of not more than 90,000 shares on-average per quarter over the twelve months ending May 30, 2003, which began with the announcement of our operating results for the June 2002 quarter. The aggregate number of shares that may be sold under this plan represents 11.3% of the number of shares, including unvested option shares, then held by Mr. Walsh. Since March 6, 2001, approximately 11.6% of the aggregate holdings of the executive officers was sold.

THE DISTRIBUTION

      On March 5, 2001, or the Distribution Date, we completed the Distribution of PracticeWorks to our stockholders in a tax-free distribution. The spin-off of PracticeWorks was effected by way of a pro rata dividend of all of the issued and outstanding shares of common stock of PracticeWorks to our stockholders of record as of February 21, 2001. This resulted in PracticeWorks becoming an independent, publicly-traded company. Immediately prior to the Distribution, we effectively transferred to PracticeWorks the division's assets and liabilities and, thereby, distributed $28.5 million of net assets, as adjusted, in connection with the Spin-Off. Our stockholders received one share of PracticeWorks common stock for every four shares of our common stock owned as of the record date. No proceeds were received by us in connection with the Distribution.

      For purposes of governing certain of the ongoing relationships between PracticeWorks and us, and to provide for an orderly transition to the status of two independent companies, we and PracticeWorks entered into various agreements. Among other things, these agreements define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of ours, they are not the result of negotiations between independent parties, although we and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between PracticeWorks and us and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, both companies have indemnified the other, and either may incur obligations with respect to certain representations, warranties, commitments, and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

Distribution Agreement

      Prior to the Distribution Date, we and PracticeWorks entered into the Distribution Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution and other agreements relating to the continuing relationship between PracticeWorks and us after the Distribution. Pursuant to the Distribution Agreement, we transferred to PracticeWorks all of the assets and liabilities relating to our information management technology business for dentists, orthodontists and oral and maxillofacial surgeons.

      Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed, and agreed to indemnify us against, all liabilities, litigation, and claims, including related insurance costs, arising out of PracticeWorks' business. We retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation, and claims, including related insurance costs, arising out of our business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

      The Distribution Agreement provides that each of PracticeWorks and us will be granted access to certain records and information in the possession of the other, and will require the retention by each of PracticeWorks and us for a period of eight years following the Distribution Date of all of this information in its possession. Also, the Distribution Agreement provides for a three-year period during which neither PracticeWorks nor we may solicit pre-existing customers or employees of the other party.

Transition Services Agreement

      We and PracticeWorks entered into the Transition Services Agreement on the Distribution Date. Pursuant to this agreement, in exchange for specified fees, we provided to PracticeWorks services including insurance-related services and employee benefit services, and PracticeWorks provided to us services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping, and payroll for a fee of $.4 million in 2001. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. This agreement terminated on December 31, 2001. Management believes that the terms and conditions were as favorable to us as those available from unrelated parties for a comparable arrangement.

Tax Disaffiliation Agreement

      We and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify us for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify us for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. We will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) we breach a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by us or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, we and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

      PracticeWorks will also indemnify us for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

Employee Benefits and Compensation Allocation Agreement

      We and PracticeWorks entered into the Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase our common stock held by our employees who became PracticeWorks employees. This agreement provides that our options held by our employees who became PracticeWorks employees immediately following the Distribution may be replaced by PracticeWorks options. PracticeWorks employees whose VitalWorks options were fully vested as of the Distribution Date had the right to surrender their vested VitalWorks options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any of our employees who became PracticeWorks employees who chose not to surrender their vested VitalWorks options during this time period continued to hold VitalWorks options which expired generally within 30 to 90 days from the Distribution Date. PracticeWorks employees who were not fully vested in VitalWorks options as of the Distribution Date had their VitalWorks options exchanged for PracticeWorks options as of the Distribution Date (see
Note I of the accompanying financial statements for further discussion).

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

      Among the important factors that could cause actual results to differ materially are the risk factors described below. You should read these factors and the other cautionary statements made in this document as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

      You should carefully consider the following risk factors. Any of the following risks could seriously harm our business, financial condition, cash flows, and results of operations and cause the value of our common stock to decline. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are currently unaware of or that we currently consider to be immaterial may also become important factors that affect us.

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

      Our operating results have been and/or may be influenced significantly by factors such as:

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

- interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

-     changes in customer purchasing patterns;

- competition, including alternative product and service offerings, and price pressure;

- timing of and charges or costs associated with acquisitions or other strategic events or transactions, completed or not completed;

-     timing and levels of advertising and promotional expenditures;

- changes of accounting estimates and assumptions used to prepare the prior periods' financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

- uncertainties concerning pending and new litigation against us, including related professional services fees.

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

OUR COMPETITIVE POSITION COULD BE SIGNIFICANTLY HARMED IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

      Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Our software technology is not patented and existing copyright laws offer only limited practical protection. In addition, in the past we have not generally entered into confidentiality agreements with our employees. Although current practices require all new employees to sign confidentiality agreements, not all existing employees have signed agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY TO DEFEND AND COULD DIVERT OUR MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

      As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us were successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations could be harmed.

WE RECENTLY INSTITUTED A STOCK REPURCHASE PROGRAM, WHICH MAY INVOLVE THE USE OF SIGNIFICANT CASH RESOURCES.

      In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. Spending under this program may in turn limit our ability to invest in our core business activities or undertake acquisitions, if any. In addition, there are a number of important factors that could cause us not to repurchase shares including, among others, the market price of our common stock, the nature of other investment opportunities available to us, our cash flows from operations, general economic conditions, and other factors identified in this report. As of March 24, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

WE MAY UNDERTAKE ACQUISITIONS, WHICH MAY INVOLVE SIGNIFICANT UNCERTAINTIES AND MAY INCREASE COSTS, DIVERT MANAGEMENT RESOURCES FROM OUR CORE BUSINESS ACTIVITIES, OR FAIL TO REALIZE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS.

      We may undertake acquisitions if we identify companies with complementary applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we were unable to retain the acquired companies' personnel or integrate them into our operations, the value of the acquired products, technology, and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

- our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business had established relationships;

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

IF OUR NEW PRODUCTS, INCLUDING PRODUCT UPGRADES, AND SERVICES DO NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, AND OPERATING RESULTS WILL SUFFER.

      The success of our business will depend in part on the market acceptance of:

- new products and services, such as our radiology information system, or RIS, products and services; and

-     enhancements to our existing products and services.

      There can be no assurance that our clients will accept any of these products, product upgrades, or services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades, or services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades, or services could have a material adverse effect on our business prospects.

      Achieving market acceptance for our new products, product upgrades and services is likely to require substantial marketing and service efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional sales and customer service personnel. There can be no assurance that the revenue opportunities for our new products, product upgrades and services will justify the amounts that we spend for their development, marketing and rollout.

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

      The information management technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

- develop new or enhance existing products and services to meet our customers' changing needs in a timely and cost-effective way; and

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

      In many instances, our agreements have provisions requiring the other party to the agreement to indemnify us against certain liabilities. However, any indemnification of this type is limited, as a practical matter, to the creditworthiness of the indemnifying party. If the contractual indemnification rights available under our agreements are not adequate or inapplicable to the product liability claims that may be brought against us, then, to the extent not covered by our insurance, our business, operating results, cash flows and financial condition could be materially adversely affected.

OUR BUSINESS COULD SUFFER IF OUR PRODUCTS AND SERVICES CONTAIN ERRORS, EXPERIENCE FAILURES, RESULT IN LOSS OF OUR CUSTOMERS' DATA OR DO NOT MEET CUSTOMER EXPECTATIONS.

      The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could materially adversely affect our business, revenues, operating results, cash flows and financial condition.

WE MAY BE SUBJECT TO CLAIMS RESULTING FROM THE ACTIVITIES OF OUR STRATEGIC PARTNERS.

      We rely on third parties to provide services critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      HIPAA

      Federal regulations have been adopted, and others have been proposed, that impact the manner in which we conduct our business. We will be required to expend resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, the delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent we will be required to comply with those requirements, and what the deadline for compliance will be.

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

LARGER COMPETITORS AND CONSOLIDATION OF COMPETITORS COULD CAUSE US TO LOWER OUR PRICES OR TO LOSE CUSTOMERS.

      Our principal competitors include both national and regional practice management and clinical systems vendors. Currently, the practice management and clinical systems industry in the United States is characterized by a large number of relatively small, regionally focused companies, comprising a highly fragmented industry with only a few national vendors. Until recently, larger, national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

-     product features and functionality;

-     customer service, support and satisfaction;

-     price;

-     ongoing product enhancements; and

-     the reputation and stability of the vendor.

      We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.


     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require us to reduce the price of our software and complementary products, which would materially adversely affect our business, operating results, cash flows and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.

WE DEPEND ON PARTNERS/SUPPLIERS FOR DELIVERY OF ELECTRONIC DATA INTERCHANGE (INSURANCE CLAIMS PROCESSING AND INVOICE PRINTING SERVICES), COMMONLY REFERRED TO AS EDI, HARDWARE MAINTENANCE SERVICES AND SALES LEAD GENERATION. ANY FAILURE, INABILITY OR UNWILLINGNESS OF THESE SUPPLIERS TO PERFORM THESE SERVICES COULD NEGATIVELY IMPACT CUSTOMER SATISFACTION AND REVENUES.

      We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenue would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. Although other vendors are available in the marketplace to provide these services, it would take time to switch suppliers. If these suppliers were unable to perform such services or the quality of these services declined, it could have a negative impact on customer satisfaction and ultimately result in a decrease in our revenues.

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

      We currently derive substantially all of our revenues from traditional software license, maintenance and service fees, as well as the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, we may be forced to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues would initially decrease substantially. We cannot assure you that the marketplace will not embrace subscription pricing and/or ASP-delivered offerings.

WE STRUCTURED THE SPIN-OFF OF PRACTICEWORKS AS A TAX-FREE TRANSACTION AND PRACTICEWORKS AGREED TO INDEMNIFY US FOR ANY TAX LIABILITIES ARISING OUT OF THE TRANSACTION. IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX-FREE TRANSACTION, WE MAY BE SUBJECT TO LIABILITIES AND WE CANNOT ASSURE YOU THAT PRACTICEWORKS WILL HONOR ITS INDEMNIFICATION OBLIGATIONS.

      The spin-off of PracticeWorks was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 places certain requirements that must be complied with in order to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks has generally agreed to indemnify us under certain circumstances to the extent any action or omission on its part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that PracticeWorks will have sufficient resources to fulfill its indemnification obligations and even if it had the resources, we cannot assure you that PracticeWorks will not refute its indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

IF OUR INTERPRETATION OF THE ACCOUNTING PRONOUNCEMENTS REGARDING REVENUE RECOGNITION IS NOT CORRECT OR IF THE REGULATORS OF ACCOUNTING STANDARDS MODIFIES OR ISSUES NEW PRONOUNCEMENTS, THEN OUR BUSINESS AND FINANCIAL STATEMENTS COULD BE ADVERSELY AFFECTED.

      Based on our reading and interpretations of Statement of Positions 81-1, 97-2 and 98-9 and related or relevant guidance, principles or concepts, issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission (e.g., Staff Accounting Bulletin No. 101), we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenues and results of operations.

                                   * * * * * *

ACCESS TO OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

      Our Internet address is www.vitalworks.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission.


ITEM 2. PROPERTIES

      We currently occupy and lease nine facilities. These facilities are located in: Atlanta, Georgia; Beaverton, Oregon; Birmingham, Alabama; Minneapolis and Rochester, Minnesota; Daytona Beach, Florida; Carlsbad, California; Ridgefield, Connecticut; and Fairfield, Ohio. We believe that our existing facilities are adequate for our current needs; however, if additional space is needed in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. We understand that an additional lawsuit or lawsuits containing substantially similar causes of action as the above referenced matter has been filed against us, although we have not yet been served with any complaint.

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia and the plaintiffs have obtained leave of the Court to file an amended complaint.

      While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, we do not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

      We were named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by us in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, were also named as defendants. Plaintiffs alleged that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contended that she and her unborn child suffered severe personal injuries as a result of the accident and sought to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In the fourth quarter of the year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      On March 6, 2001, we changed our trading symbol on the Nasdaq National Market to "VWKS." From January 29, 1999 until March 5, 2001, our common stock was traded on the Nasdaq National Market under the trading symbol "INCX." From July 10, 1997 until January 29, 1999, our common stock was traded on the American Stock Exchange under the symbol "INC." On March 24, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $4.05 and there were 1,295 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq National Market.

YEAR ENDED DECEMBER 31, 2001                                     HIGH       LOW
------------------------------------------------------------     -----     -----
First Quarter ..............................................     $4.88     $ .94
Second Quarter .............................................      2.50      1.10
Third Quarter ..............................................      3.40      2.00
Fourth Quarter .............................................      5.97      2.20

YEAR ENDED DECEMBER 31, 2002                                     HIGH       LOW
------------------------------------------------------------     -----     -----
First Quarter ..............................................     $6.45     $4.25
Second Quarter .............................................      9.00      5.31
Third Quarter ..............................................      8.55      5.68
Fourth Quarter .............................................      8.20      2.82

2003                                                             HIGH       LOW
------------------------------------------------------------     -----     -----
First quarter (through March 24) ...........................     $4.39     $3.60

      Dividend Policies. We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, our credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, prohibits payment of dividends.

      Sales of Unregistered Shares. In April 2002, we issued 26,434 unregistered shares of our common stock, and in May 2002, we issued 145,293 unregistered shares of our common stock. These shares were issued in connection with the exercise of outstanding warrants. The unregistered shares were issued in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------
                                                               2002         2001         2000         1999         1998
                                                            ---------    ---------    ---------    ---------    ---------
                                                                        (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA

REVENUES
   Maintenance and services .............................   $  84,808    $  85,181    $  79,984    $  87,127    $  46,575
   Software licenses and system sales ...................      30,003       21,872       21,682       61,916       39,783
                                                            ---------    ---------    ---------    ---------    ---------
Total revenues ..........................................     114,811      107,053      101,666      149,043       86,358
                                                            ---------    ---------    ---------    ---------    ---------
COSTS AND EXPENSES
Cost of revenues: .......................................                                                          19,255
   Maintenance and services .............................      21,970       19,401       19,861       16,799
   Software licenses and system sales, includes
     amortization of product development costs
     of $911 in 2002 ....................................       8,749        6,267        8,886       23,160
Selling, general and administrative .....................      49,716       54,371       70,688       76,104       42,586
Research and development ................................      13,535       10,871       13,833       11,470       13,861
Depreciation and amortization ...........................       2,572       26,207       27,966       11,206        4,110
Loss on headquarters building held for sale .............                    1,375
Impairment charges (credits) and other nonrecurring costs      (6,000)       8,252        6,632        4,743
Restructuring costs (credits) ...........................        (501)        (425)       9,338        4,124          843
Merger costs ............................................                                              3,105           54
Purchased research and development ......................                                                           9,000
Compensatory stock awards ...............................                                              1,003
                                                            ---------    ---------    ---------    ---------    ---------
                                                               90,041      126,319      157,204      151,714       89,709
                                                            ---------    ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS) .................................      24,770      (19,266)     (55,538)      (2,671)      (3,351)
Interest expense, net ...................................        (458)      (3,170)      (2,978)      (2,178)      (2,863)
                                                            ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS,
   BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...........      24,312      (22,436)     (58,516)      (4,849)      (6,214)
Provision (benefit) for income taxes ....................         162                    (9,843)      (1,610)      (1,910)
                                                            ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ................      24,150      (22,436)     (48,673)      (3,239)      (4,304)
Income (loss) from discontinued operations,
    net of (benefit) provision for income taxes .........                   (5,384)     (29,440)       2,308       (2,495)
Extraordinary item, net of income taxes .................                                             (2,863)
                                                            ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS) .......................................   $  24,150    $ (27,820)   $ (78,113)   $  (3,794)   $  (6,799)
                                                            =========    =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE - BASIC
    Continuing operations, before extraordinary item ....   $    0.58    $   (0.60)   $   (1.45)   $   (0.12)   $   (0.22)
    Discontinued operations .............................                    (0.14)       (0.88)        0.08        (0.13)
    Extraordinary item ..................................                                              (0.10)
                                                            ---------    ---------    ---------    ---------    ---------
                                                            $    0.58    $   (0.74)   $   (2.33)   $   (0.14)   $   (0.35)
                                                            =========    =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE - DILUTED
    Continuing operations, before extraordinary item ....   $    0.49    $   (0.60)   $   (1.45)   $   (0.12)   $   (0.22)
    Discontinued operations .............................                    (0.14)       (0.88)        0.08        (0.13)
    Extraordinary item ..................................                                              (0.10)
                                                            ---------    ---------    ---------    ---------    ---------
                                                            $    0.49    $   (0.74)   $   (2.33)   $   (0.14)   $   (0.35)
                                                            =========    =========    =========    =========    =========
CASH PROVIDED BY OPERATING ACTIVITIES ...................   $  20,758    $  18,230    $  12,756    $   3,421    $   5,101

                                                                                     DECEMBER 31,
                                                            -------------------------------------------------------------
                                                               2002         2001         2000         1999         1998
                                                            ---------    ---------    ---------    ---------    ---------
                                                                                   (In thousands)
BALANCE SHEET DATA

Cash and cash equivalents ...............................   $  39,474    $  12,988    $   5,969    $  14,309    $   8,669
Working capital (deficit) ...............................      27,220         (914)     (11,144)      25,993       (2,564)
Total assets ............................................     117,131       92,949      145,994      196,271      196,940
Total long-term debt ....................................      18,941       30,553       37,784       32,142       69,961
Convertible, redeemable preferred stock issuable ........                                10,000                     8,501
Stockholders' equity ....................................      60,433       26,060       58,450      135,339       22,772

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Please see Part I, Item 1 above for an important discussion about forward-looking statements and risk factors that may affect future results.

OVERVIEW

      VitalWorks Inc. is a leading provider of information management technology and services targeted to healthcare practices and organizations throughout the United States. We provide IT-based solutions for general medical practices and have specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. We also offer enterprise-level systems designed for large physician groups and networks. Our range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. We provide our clients with ongoing software support, implementation, training, electronic data interchange, or EDI, services for patient billing and claims processing, and a variety of Web-based services.

      Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 60% of our total revenues are of a recurring nature.

We market our products and services primarily to three types of physician practices:

- ambulatory imaging centers and radiology practices, as well as anesthesiology practices;

- large general and emergency medicine practices, such as physician networks, clinics and management service organizations that include ten or more doctors; and

- small group practices of fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

      In 2002, approximately 40% of our revenues were derived from the radiology/anesthesiology market and 30% from each of our other markets. Approximately an equal amount of revenues was derived from each of these three markets in 2001. Revenues from the small group market are skewed more toward maintenance and services.

RESULTS OF OPERATIONS

REVENUES

                                                   Year Ended December 31,
                                     --------------------------------------------------
                                       2002     CHANGE       2001     CHANGE      2000
                                     -------    ------     -------    ------    -------
                                                   (Dollars in thousands)
Maintenance and services             $84,808      (0.4)%   $85,181       6.5%   $79,984
Percentage of total revenues            73.9%                 79.6%                78.7%

Software licenses and system sales   $30,003      37.2%    $21,872       0.9%   $21,682
Percentage of total revenues            26.1%                 20.4%                21.3%

      We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.

      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

      If we were to adopt new, or change our current, business practices in response to a preference from the market or otherwise, then our revenue recognition practices may be subject to significant change to comply with the requisite accounting principles. For example, subscription type arrangements and practices strictly for software services and support would result in the recognition of revenues ratably over the term of the arrangement.

      Excluding EDI services revenues of $1.6 million recognized in 2001 in connection with the settlement of a contract dispute with an EDI supplier, maintenance and services revenues in 2002 increased $1.2 million. The increase is primarily attributable to (i) an increase in training and implementation services revenues of $2.5 million, corresponding to the favorable trend in sales of software licenses and systems, and (ii) additional EDI revenues, net of customer attrition, of approximately $2.4 million, which reflect the conversion of a number of customer accounts to direct billing by us for printing services performed by certain third parties that, in the first nine months of 2001, had been billed directly by the printing vendors. Our revised agreements with these printers now call for us to bill our physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, we recognize 100% of our direct billings as revenue, compared to an amount that previously was net of the printers' fees. Moreover, the increases were partly offset by (i) the loss of revenues totaling $2.8 million earned in 2001 under agreements to promote third-party product and services, which agreements were terminated in 2001, and (ii) a $.9 million decline in maintenance revenues related to customer attrition.

      The increase in maintenance and services revenues in 2001 is mainly attributable to (i) EDI services revenues of $1.6 million recognized in July 2001 in connection with the contract settlement referred to above, (ii) an increase in maintenance fees of approximately $.7 million resulting from price increases that took effect primarily in the second half of the year, and (iii) additional EDI revenues of approximately $1.4 million that arose primarily in the fourth quarter from the conversion of a number of customer accounts to direct billing by us for printing services performed by certain third parties that in prior periods had been billed directly by the printing vendors.

      Software license and system revenues rose in 2002 primarily as a result of an increase in the number of licenses and systems sold (unit volume versus, for example, price increases). This increase was led by software sales made primarily to ambulatory imaging centers and radiology practices.

      We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, and sales and services related to the implementation of HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance.

      In 2001, software license and system revenues rose slightly primarily due to an increase in the number of licenses and systems sold. The unit volume increase was realized in the last three quarters of the year. In the first quarter, we experienced a decline in the number of licenses and systems sold, which was the near-term result of management's reorganization and redeployment of the sales force and redirection of our marketing focus that was initiated in fiscal 2000.

COST OF REVENUES

                                                                 Year Ended December 31,
                                                   --------------------------------------------------
                                                     2002     CHANGE      2001     CHANGE       2000
                                                   -------    ------    -------    ------     -------
                                                                 (Dollars in thousands)
Maintenance and services                           $21,970      13.2%   $19,401      (2.3)%   $19,861
Percentage of maintenance and services revenues       25.9%                22.8%                 24.8%

Software licenses and system sales                 $ 8,749      39.6%   $ 6,267     (29.5)%   $ 8,886
Percentage of software licenses and system sales      29.2%                28.7%                 41.0%

      Cost of maintenance and services revenues consists primarily of the cost of EDI claims processing, outsourced hardware maintenance and billing and statement printing services, and postage. The increase in 2002 principally reflects additional costs of EDI services incurred in connection with the conversion of a number of customers to direct billing for printing services, as discussed above regarding EDI revenues. In addition, in 2001 we recovered certain EDI processing costs and recognized a credit of $.6 million in connection with the contract settlement referred to above.

      The decrease in the cost of maintenance and services revenues in 2001 primarily reflects the recovery of certain EDI processing costs of $.6 million referred to above, a decline in hardware maintenance costs of approximately $.6 million, and reductions in the per transaction cost of providing patient statement, invoicing and claims processing services. The decreases were partially offset by additional costs of EDI services of approximately $.9 million incurred primarily in the fourth quarter in connection with the conversion of a number of customers to direct billing by us for printing services, as discussed above regarding EDI revenues.

      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software and, in 2002, amortization of product development costs. The increase in 2002 is mainly attributable to $1.2 million in additional costs associated with an increase in the number of computer hardware units sold, and amortization of product development costs of $.9 million.

      In 2001, the decrease in the cost of software licenses and system revenues principally reflects a decline in the number of computer hardware units sold which generally yield lower margins compared to software sales.

OPERATING EXPENSES

                                                     Year Ended December 31,
                                      ---------------------------------------------------
                                        2002     CHANGE       2001     CHANGE       2000
                                      -------    ------     -------    ------     -------
                                                     (Dollars in thousands)
Selling, general and administrative   $49,716      (8.6)%   $54,371     (23.1)%   $70,688
Percentage of total revenues             43.3%                 50.8%                 69.5%

Research and development              $13,535      24.5%    $10,871     (21.4)%   $13,833
Percentage of total revenues             11.8%                 10.2%                 13.6%

Depreciation and amortization         $ 2,572     (90.2)%   $26,207      (6.3)%   $27,966
Percentage of total revenues              2.2%                 24.5%                 27.5%

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel other than research and development personnel, facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The decreases in both 2002 and 2001 are related to the savings that resulted from a major restructuring plan that we initiated in August 2000. We closed 14 offices, the last five of which were closed in March and April 2001, and our employee-base average was reduced to 639 for 2002, from 671 for 2001 and 882 for 2000. The decrease in 2002 also reflects declines in legal fees of $2.0 million, bad debt expense of $.6 million and contract labor costs of $.5 million.

      The increase in research and development expenses in 2002 is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded product research and development activities. In 2002 and 2001, we capitalized $4.8 million (or 26.1% of total research and development expenditures) and $4.6 million (or 29.7% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to our development of Web-based applications, including a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available. Two of the five products under development were made commercially available in 2002. We expect the remaining products to become commercially available in 2003. The decrease in research and development expenses in 2001 reflects the reduction in staff that commenced in August 2000 as part of the restructuring plan.

      In 2001 and 2000, depreciation and amortization expense consisted mainly of $23.1 million and $23.2 million of goodwill amortization, respectively. The decrease in depreciation and amortization expense in 2002 is due primarily to the cessation of goodwill amortization in conformity with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test these assets for impairment of value on at least an annual basis. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002. The adoption of Statement 142 has not had a negative impact on our financial statements. The decrease in depreciation and amortization expense in 2001 pertains to the closing of office facilities in connection with the restructuring plan.

      Loss On Headquarters Building Held for Sale. In 2001, we recorded an impairment charge of $1.4 million relating to our former headquarters building in Atlanta. We sold the building in August 2002 for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay the $5.5 million mortgage loan on the building. Approximately $.4 million of the proceeds is being held in escrow to partially guarantee to the new owner the monetary performance of PracticeWorks, Inc., a tenant of the building, through December 2003 under their lease agreement. We spun-off PracticeWorks in March 2001. In connection with the sale, we entered into a market rate lease with the new owner of the building ending December 2003 for approximately 3,900 square feet of office space, or less than 5% of the building. In 2002, we recognized a gain of $.1 million from the sale of the building (included in selling, general and administrative expenses). The amount held in escrow has been deferred and may be recognized in 2003.

      Impairment Charges (Credits) and Other Nonrecurring Costs. In the June and September 2002 quarters, we received final payments from three former directors satisfying their outstanding loans from us, including interest. Consequently, we recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001.

      In 2001, we recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former directors, $.9 million for unused equity financing (paid in 2002), $.8 million of executive severance for separation benefits paid to our former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the director loans and, accordingly, we recorded a valuation allowance and ceased accruing interest on the loans.

      In 2000, concurrent with the 2000 restructuring plan, we recognized impairment charges and incurred other nonrecurring costs of $6.6 million consisting of (i) $3.5 million relating to fixed assets that were abandoned due to the closing of facilities; (ii) $1.1 million to write-down computer hardware held for resale to its estimated net realizable value based on a planned bulk lot disposal as a result of our decision to discontinue selling hardware and hardware support in certain of our business lines; (iii) $1.3 million for compensation and other termination benefits; (iv) $.4 million for other asset write-downs; and (v) $.3 million for professional services and other related costs.

      Restructuring Costs (Credits). On August 1, 2000, we announced our intention to restructure our operations through a plan of employee reductions and consolidation of office facilities. Since then, we closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005. Accordingly, in 2000 we incurred restructuring charges of $9.3 million primarily associated with employee severance and other termination benefits, and facility closure costs. In 2001, we recorded $.4 million resulting from credits for changes in accounting estimates relating to facility closure and employee severance costs incurred in 2000. In 2002, we recognized an additional credit of $.5 million reflecting a savings in connection with the early termination of an office lease for a facility closed in March 2001 as part of the restructuring.

INTEREST INCOME (EXPENSE)

                                            Year Ended December 31,
                               ------------------------------------------------
                                2002     CHANGE      2001     CHANGE      2000
                               ------    ------     ------    ------     ------
                                            (Dollars in thousands)
Interest income                $1,480     163.3%    $  562     (19.3)%   $  696
Interest expense               (1,938)    (48.1)%   (3,732)      1.6%    (3,674)

      The increase in interest income in 2002 reflects interest of $1.1 million not previously recognized on the notes receivable from former directors. In the June and September 2002 quarters, we received final payments from the former directors satisfying their outstanding loans, including interest.

      Interest expense consists primarily of interest costs incurred in connection with our outstanding term loan and real estate mortgage loans. As of August 2002, the mortgage loans have been repaid in full. The decrease in interest expense in 2002 is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.

INCOME TAXES

      For 2002, we recorded an income tax provision of $.2 million. No income tax provision or benefit was recognized in 2001. Due to the significant loss generated in 2000, we recognized an income tax benefit of $9.8 million.

      Management has assessed the realizable value of our deferred tax assets of $55.4 million and determined that a valuation allowance of $25.3 million was necessary as of December 31, 2002 to, along with deferred tax liabilities of $3.3 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

      Our effective income tax rate was less than 2% for 2002 and is expected to remain at less than 2% for 2003 due primarily to utilization of net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS

      Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5, 2001. On that date, we distributed 100% of the common stock of PracticeWorks to our stockholders. For the period January 1, 2001 to March 5, 2001 and for the year ended December 31, 2000, our net loss from discontinued operations was $5.4 million and $29.4 million, respectively. For further details regarding the distribution of shares of PracticeWorks to our stockholders, see Note C of the accompanying financial statements.

NET INCOME (LOSS)

      As a result of the above factors, our operating results for 2002 increased to net income of $24.2 million from a net loss of $(27.8) million in 2001 and a net loss of $(78.1) million in 2000.

      To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For 2002, 2001 and 2000, we generated positive cash flows from operations of $20.8 million, $18.2 million and $12.8 million, respectively.

      Days sales outstanding (calculated as accounts receivable, net of allowances, divided by annual revenues multiplied by 365 days) for 2002 was 45 days, up from 43 days for 2001 and down from 52 days for 2000. Looking forward, assuming license and systems sales increase, we would expect our days sales outstanding to range from 50 to 60 days.

      Cash provided by investing activities amounted to $2.5 million for 2002. This total includes net proceeds of $7.3 million from the sale of office buildings and $.3 million related to the spin-off of PracticeWorks, offset partially by $4.3 million used for software development costs and $.8 million used primarily for purchases of computer equipment and software.

      Financing activities for 2002 provided cash of $3.2 million, consisting of: proceeds of $27.5 million received in connection with a new four-year credit agreement, $11.0 million of loan payments received from former directors, and $10.0 million of payments received in connection with the exercise of stock options by employees, partly offset by $38.6 million of principal payments of long-term debt and $6.0 million of cash used to repurchase our common stock.

      As of December 31, 2002, we had cash and cash equivalents of $39.5 million and $18.9 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March 2002, we entered into a new four-year credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2%, and a mortgage loan of $5.5 million. We repaid the mortgage loan in August 2002 in connection with the sale of our Atlanta property. Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 2% in year two and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The loans, which are collateralized by substantially all of our assets and intellectual property rights, subject us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to shareholders.

      The following table summarizes, as of December 31, 2002, the general timing of future payments under our outstanding loan agreement and under lease agreements that include noncancellable terms.

                                        PAYMENTS DUE BY PERIOD
                       ---------------------------------------------------------
                       TOTALS     2003     2004     2005      2006    THEREAFTER
                       -------   ------   ------   ------   -------   ----------
                                            (In thousands)
Long-term debt .....   $18,250   $3,750   $2,500            $12,000
Operating leases ...     8,234    2,557    1,881   $1,352     1,341   $    1,103
Capital leases .....       691      550      127       14
                       -------   ------   ------   ------   -------   ----------
                       $27,175   $6,857   $4,508   $1,366   $13,341   $    1,103
                       =======   ======   ======   ======   =======   ==========

      In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, we are committed to pay $.5 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on our volume usage in the last month of the preceding year.

      In connection with our employee savings plan, we have committed, for the 2003 plan year, to contribute to the plan. Our matching contribution, estimated to be approximately $.8 million, will be made half in cash and half in shares of our common stock.

      In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We will continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash (in connection with the August agreement, we received $8.8 million in 2000), which represent unearned discounts (see accompanying balance sheet) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled.

      We anticipate capital expenditures of approximately $5 million for 2003, including software development costs of approximately $3 million. We intend to review potential strategic acquisitions and other business alliances.

      In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. As of March 24, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

      From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. We understand that an additional lawsuit or lawsuits containing substantially similar causes of action as the above referenced matter has been filed against us, although we have not yet been served with any complaint.

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia and the plaintiffs have obtained leave of the Court to file an amended complaint.

      While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. However, even if the outcome of these cases is adverse, we do not believe that the outcome of these cases, individually or in the aggregate, will have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our future results of operations or cash flows could be materially affected in a particular reporting period(s).

      We were named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by us in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, were also named as defendants. Plaintiffs alleged that they were injured at a time, prior to the merger between us and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contended that she and her unborn child suffered severe personal injuries as a result of the accident and sought to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. Our motion for final summary judgment dismissing the action against us was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

      We believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business for the next twelve months, including the repurchase, as the case may be (see discussion above regarding our stock repurchase program), of up to $9 million of our outstanding common stock.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and accompanying notes, which we believe have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowances for future returns, discounts and bad debts, tangible and intangible assets, deferred costs, income taxes, restructurings, commitments, contingencies, claims and litigation. We base our judgments and estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.

      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Accounts Receivable. Our accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. We evaluate the carrying amount of our accounts receivable on an ongoing basis and establish a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each fiscal quarter, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues, an increase in bad debt expense and/or recovery of amounts previously written-off. The allowance is reduced by write-offs of amounts deemed uncollectible and adjustments to revenue and/or bad debt expense, if any, based on management's determination as to the adequacy of the recorded allowance.

Goodwill Assets and Business Combinations. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. In 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test our goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002. The adoption of Statement 142 has not had a negative impact on our financial statements.

      Excluding goodwill amortization of $23.1 million and $23.2 million for the years ended December 31, 2001 and 2000, our net loss would have been $(4.7) million, or $(0.13) per share, and $(54.9) million, or $(1.64) per share, respectively, compared to net income of $24.2 million, or $.49 per diluted share, for 2002.

      Also in 2001, the FASB issued Statement 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. Statement 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001.

      Our business combinations were completed prior to 2000 and were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 did not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations would be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which would be recognized through operations, either by amortization or impairment charges, in the future.

Product Development Costs. We begin capitalizing product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three to five-year period. Amortization commences when the product is made commercially available. Two of the five products under development were made commercially available in 2002.

Stock-based Compensation. Statement 123, "Accounting for Stock-Based Compensation," as amended by Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      We account for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in 2002, 2001 and 2000 was $2.34, $1.61 and $2.97, respectively, as calculated using the Black-Scholes option valuation model. We price our stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on income (loss) from continuing operations and the related earnings per share if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (In thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                       --------    --------    --------
                                                         2002        2001        2000
                                                       --------    --------    --------
Income (loss) from continuing operations,
  as reported                                          $ 24,150    $(22,436)   $(48,673)
Less: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects     (5,320)    (10,374)     (6,415)
                                                       --------    --------    --------
Pro forma income (loss) from continuing operations     $ 18,830    $(32,810)   $(55,088)
                                                       ========    ========    ========
Earnings (loss) per share - continuing operations:
   Basic - as reported                                 $   0.58    $  (0.60)   $  (1.45)
                                                       ========    ========    ========
   Basic - pro forma                                   $   0.45    $  (0.88)   $  (1.64)
                                                       ========    ========    ========
   Diluted - as reported                               $   0.49    $  (0.60)   $  (1.45)
                                                       ========    ========    ========
   Diluted - pro forma                                 $   0.39    $  (0.88)   $  (1.64)
                                                       ========    ========    ========

      The fair value of our employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         2002     2001     2000
                                                         ----     ----     ----
Risk-free interest rate .............................     2.6%     4.0%     5.2%
Expected dividend yield .............................     0.0      0.0      0.0
Expected stock price volatility .....................    78.7     75.4     76.7
Weighted average expected life (in years) ...........       4        4        4

      The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable, which differ significantly from our stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Income Taxes. We provide for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of our assets and liabilities (deferred income taxes). Quarterly, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary.

Earnings Per Share. The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (In thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                    --------   --------    --------
                                                      2002       2001        2000
                                                    --------   --------    --------
Numerator--income (loss):
   Continuing operations                            $ 24,150   $(22,436)   $(48,673)
   Discontinued operations                                       (5,384)    (29,440)
                                                    --------   --------    --------
                                                    $ 24,150   $(27,820)   $(78,113)
                                                    ========   ========    ========
Denominator:
   Basic EPS--weighted-average shares                 41,592     37,477      33,537
      Effect of dilutive securities, stock option
        and warrant rights                             7,258
                                                    --------   --------    --------
   Diluted EPS--adjusted weighted-average
        shares and assumed conversions                48,850     37,477      33,537
                                                    ========   ========    ========
Basic EPS:
   Continuing operations                            $   0.58   $  (0.60)   $  (1.45)
   Discontinued operations                                        (0.14)      (0.88)
                                                    --------   --------    --------
                                                    $   0.58   $  (0.74)   $  (2.33)
                                                    ========   ========    ========
Diluted EPS:
   Continuing operations                            $   0.49   $  (0.60)   $  (1.45)
   Discontinued operations                                        (0.14)      (0.88)
                                                     --------   --------    --------
                                                    $   0.49   $  (0.74)   $  (2.33)
                                                    ========   ========    ========

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.1 million common shares with exercise prices ranging from $6.14 to $17.31 per share were excluded from the diluted EPS calculation for 2002. For the same reason, all options and warrants were excluded from the diluted calculation for years 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. Statement 145 also amends Statement 13 for certain sales-leaseback and sublease accounting. We are required to adopt the provisions of Statement 145 in January 2003. Except for a reclassification with respect to our 1999 statement of operations, we believe the adoption of Statement 145 will not have a significant impact on our financial statements.

      In 2001, the FASB issued Statement 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. Statement 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001. It also requires that, upon adoption of Statement 142, "Goodwill and Other Intangible Assets" (adoption of Statement 142 is discussed in the operating expenses section above), we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

      Our business combinations were completed prior to 2000 and were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 did not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations would be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which would be recognized through operations, either by amortization or impairment charges, in the future.

      Also in 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Statement 144 has not had a negative impact on our financial statements.

      Statement 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, and for hedging activities. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments either to hedge existing risks or for speculative purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $18.3 million of our outstanding debt at December 31, 2002 related to long-term indebtedness under our credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at December 31, 2002. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements listed on page 45 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III of this Form 10-K is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with respect to the 2003 Annual Meeting of Stockholders expected to be held on June 11, 2003 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption "Employees" in Part I hereof, and the remainder is contained in the Proxy Statement under the caption "Election of Directors", and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4, and 5 of the Company is contained in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The response to this item is contained in the Proxy Statement under the captions "Compensation of Directors", "Executive Compensation and Related Information", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values", and "Employment Contracts and Change of Control Arrangements", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is contained in the Proxy Statement in part under the caption "Stock Ownership of Certain Beneficial Owners and Management" and in part under the caption "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is contained in the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. The financial statements listed on page 45 of this report are filed as part of this report on the pages indicated.

      (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 72 of this report, as follows:

      Report of Independent Certified Public Accountants on Financial
            Statement Schedule ............................................   72

      Schedule II--Valuation and Qualifying Accounts ......................   73

      (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
  NO.                                     DESCRIPTION
--------    --------------------------------------------------------------------

2.1   --    Agreement and Plan of Merger by and among Datamedic Holding Corp.,
            Certain Principal Shareholders of Datamedic Holding Corp., InfoCure
            Corporation and InfoCure Systems, Inc. dated September 3, 1999
            (incorporated by reference to Appendix A to InfoCure's Registration
            Statement on Form S-4 (Registration No. 333-87867) filed on
            September 27, 1999).

2.2   --    Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc.
            (incorporated by reference to Exhibit 2.1 to the Registrant's
            Current Report on Form 8-K, filed with the Commission on March 20,
            2001).

3.1   --    Certificate of Incorporation of InfoCure Corporation with all amendments (incorporated by reference to Exhibit 3.1 to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1999).

3.2   --    Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1999).

4.1   --    See Exhibits 3.1 and 3.2 for provisions of the Certificate of
            Incorporation, as amended, and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.

4.2   --    Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to InfoCure's Registration Statement on
            Form SB-2) (Registration No. 333-18923).

10.1  --    InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration
            Statement on Form SB-2) (Registration No. 333-18923).

10.2  --    Form of Incentive Stock Option Agreement of InfoCure Corporation
            (incorporated by reference to Exhibit 10.2 filed with InfoCure's
            Registration Statement on Form SB-2) (Registration No. 333-18923).

10.3  --    InfoCure Corporation 1997 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.48 filed with InfoCure's Annual Report on
            Form 10-KSB on April 1, 1998).

10.4  --    InfoCure Corporation Length-of-Service Nonqualified Stock Option
            Plan (incorporated by reference to Exhibit 10.49 filed with
            InfoCure's Annual Report on Form 10-KSB on April 1, 1998).

10.5  --    Amendment to InfoCure Corporation 1996 Stock Option Plan
            (incorporated by reference to Exhibit 10.15 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1999).

10.6  --    Amendment to InfoCure Corporation Length-of-Service Nonqualified
            Stock Option Plan (incorporated by reference to Exhibit 10.16 to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1999).

10.7  --    Amendment to InfoCure Corporation Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 10.17 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1999).

10.8  --    InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with InfoCure's Annual Report on
            Form 10-KSB on April 1, 1998).

10.9  --    Form of Stock Option Grant Certificate and schedule of recipients of
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


EXHIBIT
  NO.                                     DESCRIPTION
--------    --------------------------------------------------------------------

10.11 -- Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.12 --    Employee Benefits and Compensation Allocation Agreement, dated as of
            March 5, 2001, by and between InfoCure Corporation and
            PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.13 -- Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
            (incorporated by reference to Exhibit 10.5(a) to the Registrant's
            Current Report on Form 8-K, filed with the Commission on March 20,
            2001).

10.14 -- Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC
            (incorporated by reference to Exhibit 10.5(b) to the Registrant's
            Current Report on Form 8-K, filed with the Commission on March 20,
            2001).

10.15 -- Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.16 -- Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.17 --    Employment Agreement, dated July 24, 2000, by and between InfoCure
            Corporation and Joseph M. Walsh (incorporated by reference to
            Exhibit 10.6(a) to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.18 --    Employment Agreement, dated July 24, 2000, by and between InfoCure
            Corporation and Steven N. Kahane (incorporated by reference to
            Exhibit 10.6(c) to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.19 --    Employment Agreement, dated July 24, 2000, by and between InfoCure
            Corporation and Michael A. Manto (incorporated by reference to
            Exhibit 10.6(d) to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.20 -- InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.21 --    Amended and Restated Warrant, originally issued to Crescent
            International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the
            Registrant's Annual Report on Form 10-K, filed with the Commission on April 2, 2001).

10.22 --    SubLease Agreement, dated February 28, 2001, by and between InfoCure
            Corporation and Southern Company Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

10.23 --    Lease Agreement, dated March 13, 2001, by and between InfoCure
            Corporation and Joseph V. Fisher, LLC (incorporated by reference to
            Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

10.24 --    Separation Agreement by and between InfoCure Corporation, and
            Frederick L. Fine, dated June 6, 2001 (incorporated by reference to
            Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2001).

EXHIBIT
  NO.                                     DESCRIPTION
--------    --------------------------------------------------------------------

10.25 --    Loan and Security Agreement by and among VitalWorks Inc. as
            Borrower, and Foothill Capital Corporation as Lender, dated March 8,
            2002 (incorporated by reference to Exhibit 10.32 to the Registrant's
            Annual Report on Form 10-K, filed with the Commission on March 29,
            2002).

10.26 -- VitalWorks Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.27 -- VitalWorks Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.28 --    Rights Agreement, dated as of December 5, 2002 (the "Rights
            Agreement"), between VitalWorks Inc. and StockTrans, Inc., as Rights
            Agent, including as Exhibit B, the form of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2002).

10.29 --    Form of Letter to Stockholders (incorporated by reference to Exhibit
            20 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2002).

10.30 -- Form of Certificate of Designations of Series B Preferred Stock, included in Exhibit C to the Rights Agreement (incorporated by reference to Exhibit 3 to the Registrant's Report on Form 8-A12B, filed with the Commission on January 3, 2003).

*21.1 --    List of Subsidiaries.

*23.1 -- Consent of BDO Seidman, LLP, independent certified public accountants.

24.1  --    Powers of Attorney (included on signature page).

*99.1 --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

      (b) Reports On Form 8-K. We filed the following reports on Form 8-K during the quarter ended December 31, 2002:

            (i) Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2002 with respect to our announcement that our Board of Directors has authorized the repurchase of up to $15 million of our common stock from time to time.

            (ii) Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2002 with respect to our announcement that we adopted a Stockholder Rights Plan and declared a dividend of one Right on each share of our common stock.


                                 VITALWORKS INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants .....................      46
Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........      47
Consolidated Statements of Operations for the years ended December 31,
      2002, 2001 and 2000 ..............................................      48
Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2002, 2001 and 2000 .................................      49
Consolidated Statements of Cash Flows for the years ended December 31,
      2002, 2001, and 2000 .............................................      50
Notes to Consolidated Financial Statements .............................      51

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
VitalWorks Inc.

      We have audited the accompanying consolidated balance sheets of VitalWorks Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalWorks Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


BDO Seidman, LLP
New York, New York

January 20, 2003, February 27, 2003 for Note H

                            VITALWORKS INC.

                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                        2002         2001
                                                                                     ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................   $  39,474    $  12,988
   Accounts receivable, net of allowances of $1,900 and $1,800 ...................      14,130       12,693
   Computer hardware held for resale .............................................         629          323
   Deferred income taxes, net ....................................................       1,578        3,376
   Prepaid expenses and other current assets .....................................       1,660          946
   Headquarters buildings held for sale, at fair value ...........................                    7,184
                                                                                     ---------    ---------
  TOTAL CURRENT ASSETS ...........................................................      57,471       37,510

  Property and equipment, at cost, less accumulated depreciation and
      amortization of $9,026 and $6,294 ..........................................       4,542        6,435
  Goodwill, less accumulated amortization of $55,898 through 2001 ................      20,256       20,256
  Product development and deferred finance costs, less accumulated
      amortization of $1,049 and $905 ............................................       9,049        4,739
  Deferred income taxes, net .....................................................      25,172       23,358
  Other assets ...................................................................         641          651
                                                                                     ---------    ---------
 Total assets ....................................................................   $ 117,131    $  92,949
                                                                                     =========    =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable and accrued expenses .........................................   $  10,630    $  10,503
   Accrued employee compensation and benefits ....................................       4,636        2,862
   Accrued restructuring costs ...................................................       1,107        2,900
   Deferred revenue, including unearned discounts of $1,478 and $1,701 ...........       9,578        8,096
   Current portion of long-term debt .............................................       4,300       14,063
                                                                                     ---------    ---------
  TOTAL CURRENT LIABILITIES ......................................................      30,251       38,424

  Long-term debt .................................................................      14,641       16,490
  Other liabilities, primarily unearned discounts re: outsourced printing services      11,806       11,975

  COMMITMENTS AND CONTINGENCIES-NOTES C AND H

  Stockholders' equity:
   Preferred stock $.001 par value; 2,000,000 shares authorized; none issued.....
   Common stock $.001 par value, 200,000,000 shares authorized,
     44,605,944 and 39,001,771 shares issued .....................................          45           39
   Additional paid-in capital ....................................................     203,173      191,585
   Notes receivable from former directors, net of allowance of $6,000 in 2001 ....                   (4,632)
   Accumulated deficit ...........................................................    (136,313)    (160,463)
   Treasury stock, at cost, 1,985,502 and 112,500 shares .........................      (6,472)        (469)
                                                                                     ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY .....................................................      60,433       26,060
                                                                                     ---------    ---------
  Total liabilities and stockholders' equity .....................................   $ 117,131    $  92,949
                                                                                     =========    =========

See accompanying notes.

                            VITALWORKS INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2002        2001        2000
                                                                  --------    --------    --------
REVENUES
   Maintenance and services ...................................   $ 84,808    $ 85,181    $ 79,984
   Software licenses and system sales .........................     30,003      21,872      21,682
                                                                  --------    --------    --------
Total revenues ................................................    114,811     107,053     101,666
                                                                  --------    --------    --------
COSTS AND EXPENSES
Cost of revenues:
   Maintenance and services ...................................     21,970      19,401      19,861
   Software licenses and system sales, includes amortization of
      product development costs of $911 in 2002 ...............      8,749       6,267       8,886
Selling, general and administrative ...........................     49,716      54,371      70,688
Research and development ......................................     13,535      10,871      13,833
Depreciation and amortization, includes $23,135 and
   $23,228 of goodwill amortization in 2001 and 2000 ..........      2,572      26,207      27,966
Loss on headquarters building held for sale ...................                  1,375
Impairment charges (credits) and other nonrecurring costs .....     (6,000)      8,252       6,632
Restructuring costs (credits) .................................       (501)       (425)      9,338
                                                                  --------    --------    --------
                                                                    90,041     126,319     157,204
                                                                  --------    --------    --------
OPERATING INCOME (LOSS) .......................................     24,770     (19,266)    (55,538)
Interest income ...............................................      1,480         562         696
Interest expense ..............................................     (1,938)     (3,732)     (3,674)
                                                                  --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES .     24,312     (22,436)    (58,516)

Provision (benefit) for income taxes ..........................        162                  (9,843)
                                                                  --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ......................     24,150     (22,436)    (48,673)
Loss from discontinued operations, net of
      income tax benefit of $4,399 in 2000 ....................                 (5,384)    (29,440)
                                                                  --------    --------    --------
NET INCOME (LOSS) .............................................   $ 24,150    $(27,820)   $(78,113)
                                                                  ========    ========    ========
EARNINGS (LOSS) PER SHARE
  Basic:
     Continuing operations ....................................   $   0.58    $  (0.60)   $  (1.45)
     Discontinued operations ..................................                  (0.14)      (0.88)
                                                                  --------    --------    --------
                                                                  $   0.58    $  (0.74)   $  (2.33)
                                                                  ========    ========    ========
  Diluted:
     Continuing operations ....................................   $   0.49    $  (0.60)   $  (1.45)
     Discontinued operations ..................................                  (0.14)      (0.88)
                                                                  --------    --------    --------
                                                                  $   0.49    $  (0.74)   $  (2.33)
                                                                  ========    ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic .......................................................     41,592      37,477      33,537
  Diluted .....................................................     48,850      37,477      33,537

See accompanying notes.

                            VITALWORKS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (In thousands, except share data)

                                                           SHARES
                                                  -----------------------             ADDITIONAL
                                                    COMMON      TREASURY     COMMON    PAID-IN
                                                    STOCK        STOCK       STOCK     CAPITAL
                                                  ----------   ----------    ------   ----------
Balance at December 31, 1999 ..................   32,202,099                 $   32   $  189,837
Issuance of common stock, net of related
   expense for:
    2000 acquisition attributed to
    PracticeWorks .............................      127,660                               2,386
    Earnout commitments .......................       35,384                               1,100
    Payment of obligations ....................       68,563                                 418
    Exercise of stock options and warrants ....    1,723,911                      2        1,588
    Matching contribution 401(k) plan .........       97,508                               1,469
Tax benefit from the exercise of options ......                                            1,413
1999 acquisition escrow closure ...............      (18,890)                               (390)
Treasury stock received in exchange for sale of
    license agreement .........................                  (112,500)
Purchase price protection of previous share
    issuance ..................................                                             (500)
Receipt of note from former directors for
exercise of stock options plus accrued interest                                             6,564
Issuance of promissory note from former
   directors plus accrued interest, net of
   repayment ..................................
Other .........................................                                               74
Net loss ......................................
                                                  ----------   ----------    ------   ----------
Balance at December 31, 2000 ..................   34,236,235     (112,500)       34      203,959
Issuance of common stock, net of related
   expense for:
   1998 acquisition of unit of Reynolds &
   Reynolds ...................................      500,000                      1          127
   Matching contribution 401(k) plan ..........      462,352                               1,965
   Conversion of rights to preferred stock of
   subsidiary .................................    1,929,012                      2        9,998
   Exercise of stock options and warrants .....      974,645                      1        1,882
   1999 acquisition attributed to PracticeWorks      887,715                      1        2,327
   Other ......................................       11,812                                 254
Dividend of subsidiary, PracticeWorks .........                                          (28,927)
Allowance for loan losses .....................
Loan payments, net ............................
Net loss ......................................
                                                  ----------   ----------    ------   ----------
Balance at December 31, 2001 ..................   39,001,771     (112,500)       39      191,585
Issuance of common stock, net of related
   expense for:
   Matching contribution 401(k) plan ..........      222,012                      1        1,110
   Exercise of stock options and warrants .....    5,382,161                      5       10,077
Repurchases of common stock ...................                (1,873,002)
Dividend of subsidiary, PracticeWorks,
adjustment ....................................                                              401
Allowance for loan losses (reversed) ..........
Loan payments, net ............................
Net income ....................................
                                                  ----------   ----------    ------   ----------
BALANCE AT DECEMBER 31, 2002 ..................   44,605,944   (1,985,502)   $   45   $  203,173
                                                  ==========   ==========    ======   ==========

                                                     NOTES
                                                  RECEIVABLE -
                                                     FORMER       ACCUMULATED    TREASURY
                                                   DIRECTORS        DEFICIT       STOCK       TOTAL
                                                  ------------    -----------    --------    --------
Balance at December 31, 1999 ..................                   $   (54,530)               $135,339
Issuance of common stock, net of related
   expense for:
    2000 acquisition attributed to
    PracticeWorks .............................                                                 2,386
    Earnout commitments .......................                                                 1,100
    Payment of obligations ....................                                                   418
    Exercise of stock options and warrants ....                                                 1,590
    Matching contribution 401(k) plan .........                                                 1,469
Tax benefit from the exercise of options ......                                                 1,413
1999 acquisition escrow closure ...............                                                  (390)
Treasury stock received in exchange for sale of
    license agreement .........................                                  $   (469)       (469)
Purchase price protection of previous share
    issuance ..................................                                                  (500)
Receipt of note from former directors for
exercise of stock options plus accrued interest   $     (6,974)                                  (410)
Issuance of promissory note from former
   directors plus accrued interest, net of
   repayment ..................................         (5,457)                                (5,457)
Other .........................................                                                    74
Net loss ......................................                       (78,113)                (78,113)
                                                  ------------    -----------    --------    --------
Balance at December 31, 2000 ..................        (12,431)      (132,643)       (469)     58,450
Issuance of common stock, net of related
   expense for:
   1998 acquisition of unit of Reynolds &
   Reynolds ...................................                                                   128
   Matching contribution 401(k) plan ..........                                                 1,965
   Conversion of rights to preferred stock of
   subsidiary .................................                                                10,000
   Exercise of stock options and warrants .....                                                 1,883
   1999 acquisition attributed to PracticeWorks                                                 2,328
   Other ......................................                                                   254
Dividend of subsidiary, PracticeWorks .........                                               (28,927)
Allowance for loan losses .....................          6,000                                  6,000
Loan payments, net ............................          1,799                                  1,799
Net loss ......................................                       (27,820)                (27,820)
                                                  ------------    -----------    --------    --------
Balance at December 31, 2001 ..................         (4,632)      (160,463)       (469)     26,060
Issuance of common stock, net of related
   expense for:
   Matching contribution 401(k) plan ..........                                                 1,111
   Exercise of stock options and warrants .....                                                10,082
Repurchases of common stock ...................                                    (6,003)     (6,003)
Dividend of subsidiary, PracticeWorks,
adjustment ....................................                                                   401
Allowance for loan losses (reversed) ..........         (6,000)                                (6,000)
Loan payments, net ............................         10,632                                 10,632
Net income ....................................                        24,150                  24,150
                                                  ------------    -----------    --------    --------
BALANCE AT DECEMBER 31, 2002 ..................   $         --    $  (136,313)   $ (6,472)   $ 60,433
                                                  ============    ===========    ========    ========

See accompanying notes.

                            VITALWORKS INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                        2002        2001        2000
                                                                                      --------    --------    --------
OPERATING ACTIVITIES
Income (loss) from continuing operations ..........................................   $ 24,150    $(22,436)   $(48,673)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
   Loss on headquarters building held for sale ....................................                  1,375
   Restructuring and other nonrecurring costs and impairment charges (credits) ....     (6,501)      6,903       5,447
   Depreciation and amortization, primarily goodwill in 2001 and 2000 .............      2,572      26,207      27,966
   Provisions for bad debts, returns and discounts ................................      2,815       3,196       1,883
   Tax benefit from the exercise of options .......................................                              1,413
   Gain on release of pension liability ...........................................                               (550)
   Amortization of deferred finance costs, charged to interest expense ............        277         638         217
   Amortization of product development costs ......................................        911
   Deferred income taxes ..........................................................                            (11,886)
   Other ..........................................................................                                255
   Changes in operating assets and liabilities:
      Accounts receivable .........................................................     (4,252)     (2,031)     13,580
      Computer hardware held for resale, prepaid expenses and other ...............       (802)        218       1,074
      Accounts payable, accrued costs and expenses ................................      1,536      (1,982)      9,208
      Income taxes payable ........................................................                              3,256
      Deferred revenue ............................................................      1,344        (971)      1,961
      Unearned discounts re:  outsourced printing services ........................     (1,292)      6,503       8,215
Interest payments (income) on notes receivable from former directors ..............                    610        (610)
                                                                                      --------    --------    --------
       CASH PROVIDED BY OPERATING ACTIVITIES ......................................     20,758      18,230      12,756
                                                                                      --------    --------    --------
INVESTING ACTIVITIES
    Product development costs .....................................................     (4,345)     (4,601)
    Proceeds from sale of office buildings ........................................      7,310         800
    Proceeds from sale of equipment ...............................................                    220         146
    Purchases of property and equipment ...........................................       (771)     (1,203)     (4,770)
    Cash received from (advanced to) PracticeWorks, Inc. ..........................        333        (344)    (24,658)
    Other .........................................................................                    (17)        738
                                                                                      --------    --------    --------
      CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............................      2,527      (5,145)    (28,544)
                                                                                      --------    --------    --------
FINANCING ACTIVITIES
    Long-term debt:
      (Payments) ..................................................................    (38,597)     (9,154)     (6,442)
       Proceeds ...................................................................     27,450         194       8,038
    Exercise of stock options and warrants ........................................     10,017       1,804       1,590
    Loan payments from (loans to) former directors ................................     10,991       1,215      (5,238)
    Repurchases of common stock ...................................................     (6,003)
    Proceeds from convertible, redeemable preferred stock issuable ................                             10,000
    Cash paid for price protection of shares issued re: a 1998 business acquisition                               (500)
    Deferred finance costs and other ..............................................       (657)       (125)
                                                                                      --------    --------    --------
      CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............................      3,201      (6,066)      7,448
                                                                                      --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................     26,486       7,019      (8,340)
Cash and cash equivalents at beginning of year ....................................     12,988       5,969      14,309
                                                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................................   $ 39,474    $ 12,988    $  5,969
                                                                                      ========    ========    ========

See accompanying notes.

                                 VITALWORKS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BUSINESS

      VitalWorks Inc. ("VitalWorks" or the "Company") is a leading provider of information management technology and services targeted to healthcare practices and organizations throughout the United States. The Company provides IT-based solutions for general medical practices and has specialty-specific products and services for practices such as radiology, anesthesiology, ophthalmology, emergency medicine, plastic surgery, and dermatology. VitalWorks also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions, which include workflow features related to patient encounters, automate the administrative, financial, and clinical information management functions for physicians and other healthcare providers. VitalWorks provides its clients with ongoing software support, implementation, training, electronic data interchange ("EDI") services for patient billing and claims processing, and a variety of Web-based services.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which were wholly-owned and merged into VitalWorks Inc. during 2001. All significant intercompany accounts and transactions have been eliminated.

Reclassification of Financial Statement Balances

      Certain amounts in the accompanying financial statements for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

Revenue Recognition

      Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company's sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In the Company's contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration

                                 VITALWORKS INC.

of the acceptance period. Allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, are provided upon recognition of revenues.

      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Current Assets, and Liabilities

      The Company considers highly liquid investment instruments with varying terms of three months or less to be cash equivalents and those with varying terms greater than three months but no more than a year would be considered short-term investments. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations.

      The Company's accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. The Company evaluates the carrying amount of its accounts receivable on an ongoing basis and establishes a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each fiscal quarter, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues, an increase in bad debt expense and/or recovery of amounts previously written-off. The allowance is reduced by write-offs of amounts deemed uncollectible and adjustments to revenue and/or bad debt expense, if any, based on management's determination as to the adequacy of the recorded allowance.

      All current assets and current liabilities, because of their short-term nature, are stated at cost or face value, which approximates market value. The carrying amount of the Company's long-term debt, which provides for interest at floating rates, approximates market value (see Note G).

Computer Hardware Held for Resale

      Computer hardware held for resale includes computer equipment and related peripherals, which are valued at the lower of cost or realizable value. Cost is principally determined by either the first-in first-out or average cost methods.

Goodwill Assets and Business Combinations

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. In 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, the Company is required to test its goodwill for impairment of value on at least an annual basis. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002. The adoption of Statement 142 has not had a negative impact on the Company's financial statements.

      Excluding goodwill amortization of $23.1 million and $23.2 million for the years ended December 31, 2001 and 2000, the net loss would have been $(4.7) million, or $(0.13) per share, and $(54.9) million, or $(1.64) per share, respectively, compared to net income of $24.2 million, or $.49 per diluted share, for 2002.

      Also in 2001, the FASB issued Statement 141, "Business Combinations." Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations. Statement 141 also requires that the Company recognize acquired intangible assets apart

                                 VITALWORKS INC.

from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001.

      The Company's business combinations were completed prior to 2000 and were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 did not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations would be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which would be recognized through operations, either by amortization or impairment charges, in the future.

Product Development and Deferred Finance Costs

      The Company begins capitalizing product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three to five-year period. Amortization commences when the product is made commercially available. Two of the five products under development were made commercially available in 2002.

      Deferred finance costs ($.6 million and $.1 million, net of accumulated amortization, as of December 31, 2002 and 2001), which include charges, fees and expenses directly associated with loan origination and underwriting, are recognized as interest expense over the expected life of the respective loan at an amortization rate per annum that approximates the interest method.

Depreciation/amortization

      Depreciation and amortization are computed principally using the straight-line method over the estimated economic or useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

Stock-based Compensation

      Statement 123, "Accounting for Stock-Based Compensation," as amended by Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company accounts for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in 2002, 2001 and 2000 was $2.34, $1.61 and $2.97, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on income (loss) from continuing operations and the related earnings per share if the Company had applied the fair

                                 VITALWORKS INC.

value recognition provisions of Statement 123, as amended, to stock-based employee compensation (In thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                           2002        2001        2000
                                                       --------    --------    --------
Income (loss) from continuing operations,
  as reported                                          $ 24,150    $(22,436)   $(48,673)
Less: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects     (5,320)    (10,374)     (6,415)
                                                       --------    --------    --------
Pro forma income (loss) from continuing operations     $ 18,830    $(32,810)   $(55,088)
                                                       ========    ========    ========
Earnings (loss) per share - continuing operations:
   Basic - as reported                                 $   0.58    $  (0.60)   $  (1.45)
                                                       ========    ========    ========
   Basic - pro forma                                   $   0.45    $  (0.88)   $  (1.64)
                                                       ========    ========    ========
   Diluted - as reported                               $   0.49    $  (0.60)   $  (1.45)
                                                       ========    ========    ========
   Diluted - pro forma                                 $   0.39    $  (0.88)   $  (1.64)
                                                       ========    ========    ========

      The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
                                                         2002     2001     2000
                                                         ----     ----     ----
Risk-free interest rate .............................     2.6%     4.0%     5.2%
Expected dividend yield .............................     0.0      0.0      0.0
Expected stock price volatility .....................    78.7     75.4     76.7
Weighted average expected life (in years) ...........       4        4        4

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

                                 VITALWORKS INC.

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (In thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      2002       2001        2000
                                                    --------   --------    --------
Numerator--income (loss):
   Continuing operations                            $ 24,150   $(22,436)   $(48,673)
   Discontinued operations                                       (5,384)    (29,440)
                                                    --------   --------    --------
                                                    $ 24,150   $(27,820)   $(78,113)
                                                    ========   ========    ========
Denominator:
   Basic EPS--weighted-average shares                 41,592     37,477      33,537
      Effect of dilutive securities, stock option
        and warrant rights                             7,258
                                                    --------   --------    --------
   Diluted EPS--adjusted weighted-average
        shares and assumed conversions                48,850     37,477      33,537
                                                    ========   ========    ========
Basic EPS:
   Continuing operations                            $   0.58   $  (0.60)   $  (1.45)
   Discontinued operations                                        (0.14)      (0.88)
                                                    --------   --------    --------
                                                    $   0.58   $  (0.74)   $  (2.33)
                                                    ========   ========    ========
Diluted EPS:
   Continuing operations                            $   0.49   $  (0.60)   $  (1.45)
   Discontinued operations                                        (0.14)      (0.88)
                                                    --------   --------    --------
                                                    $   0.49   $  (0.74)   $  (2.33)
                                                    ========   ========    ========

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.1 million common shares with exercise prices ranging from $6.14 to $17.31 per share were excluded from the diluted EPS calculation for 2002. For the same reason, all options and warrants were excluded from the diluted calculation for years 2001 and 2000.

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

C. DISTRIBUTION OF PRACTICEWORKS COMMON STOCK

      On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its PracticeWorks, Inc. subsidiary ("PracticeWorks" or "Division"), a provider of practice management software for dental and oral surgery practices, to the Company's stockholders in a tax-free distribution. The spin-off of PracticeWorks was effected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the

                                 VITALWORKS INC.

issued and outstanding shares of common stock of PracticeWorks to VitalWorks' stockholders of record as of February 21, 2001 (the "Record Date"). This resulted in PracticeWorks becoming an independent, publicly-traded company. Immediately prior to the Distribution, VitalWorks effectively transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $28.5 million of net assets, as adjusted, in connection with the Spin-Off. VitalWorks' stockholders received one share of PracticeWorks common stock for every four shares of VitalWorks common stock owned as of the Record Date. No proceeds were received by VitalWorks in connection with the Distribution.

      Accordingly, the accompanying 2001 and 2000 consolidated statements of operations reflect the results of operations of PracticeWorks as discontinued operations. For years 2001 and 2000, revenues included in the loss from discontinued operations were $6.6 million (i.e., through the Distribution Date) and $40.0 million, respectively.

      For purposes of governing certain of the ongoing relationships between PracticeWorks and the Company, and to provide for an orderly transition to the status of two independent companies, PracticeWorks and the Company entered into various agreements. Among other things, these agreements define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of the Company, they are not the result of negotiations between independent parties, although the Company and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between the Company and PracticeWorks and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, both companies have indemnified the other, and either may incur obligations with respect to certain representations, warranties, commitments, and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

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

      Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks assumed, and agreed to indemnify the Company against, all liabilities, litigation and claims, including related insurance costs, arising out of PracticeWorks' business. The Company retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of the Company's business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

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

Transition Services Agreement

      The Company and PracticeWorks entered into the Transition Services Agreement on the Distribution

                                 VITALWORKS INC.

Date. Pursuant to this agreement, in exchange for specified fees, the Company provided to PracticeWorks services including insurance-related services and employee benefit services, and PracticeWorks provided to the Company services including the preparation of tax returns, maintenance of the general ledger, preparation of financial statements, corporate record-keeping, and payroll for a fee of $.4 million in 2001. The fees paid pursuant to the Transition Services Agreement were agreed upon between the parties. This agreement terminated on December 31, 2001. Management believes that the terms and conditions were as favorable to the Company as those available from unrelated parties for a comparable arrangement.

Tax Disaffiliation Agreement

      The Company and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks will indemnify the Company for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks will also indemnify the Company for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. The Company will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) the Company breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by the Company or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, the Company and PracticeWorks will indemnify each other against 50% of all taxes and liabilities.

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

                                 VITALWORKS INC.

D. NONRECURRING CHARGES (Credits)

Restructuring Costs (Credits)

      The 2000 Plan. On August 1, 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005.

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

      A description of the nature and amount of restructuring costs (credits) and other charges incurred with respect to the 2000 and 1999 Plans is as follows (In thousands):

                                                                                              COSTS
                                                                                             APPLIED
                                                          BALANCE AT        ADDITIONS        AGAINST       BALANCE AT
                                                       DECEMBER 31, 1999    TO ACCRUAL       ACCRUAL    DECEMBER 31, 2000
                                                       -----------------   -----------       -------    -----------------
Facility closure and consolidation .................              $1,339        $4,785       $(1,521)              $4,603
Employee severance and other termination benefits ..                 515         4,145        (2,429)               2,231
Other asset write-downs and costs ..................                 235           408          (643)                  --
                                                       -----------------   -----------       -------    -----------------
2000 and 1999 Plans Total ..........................              $2,089        $9,338       $(4,593)              $6,834
                                                       =================   ===========       =======    =================

                                                                                              COSTS
                                                                                             APPLIED
                                                                           ADJUSTMENTS       AGAINST       BALANCE AT
                                                                           TO ACCRUAL        ACCRUAL    DECEMBER 31, 2001
                                                                           -----------       -------    -----------------
Facility closure and consolidation .................                             $(205)      $(1,612)              $2,786
Employee severance and other termination benefits ..                              (220)       (1,897)                 114
Other asset write-downs and costs ..................
                                                                           -----------       -------    -----------------
2000 and 1999 Plans Total ..........................                             $(425)(a)   $(3,509)              $2,900
                                                                           ===========       =======    =================

                                                                                              COSTS
                                                                                             APPLIED
                                                                           ADJUSTMENTS       AGAINST       BALANCE AT
                                                                           TO ACCRUAL        ACCRUAL    DECEMBER 31, 2002
                                                                           -----------       -------    -----------------
Facility closure and consolidation .................                             $(501)      $(1,178)              $1,107
Employee severance and other termination benefits ..                                            (114)                  --
Other asset write-downs and costs ..................
                                                                           -----------       -------    -----------------
2000 and 1999 Plans Total ..........................                             $(501)(b)   $(1,292)              $1,107(c)
                                                                           ===========       =======    =================

----------
(a) credits resulting from changes in accounting estimates relating to facility closure and employee severance costs incurred in 2000 in connection with the 2000 Plan

(b) savings in connection with the early termination of an office lease for a facility closed in March 2001 as part of the 2000 Plan

(c) primarily amounts accrued for outstanding lease commitments relating to the 2000 Plan

                                 VITALWORKS INC.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Impairment Charges (Credits) and Other Nonrecurring Costs

      In the June and September 2002 quarters, VitalWorks received final payments from three former directors satisfying their outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million.

      In 2001, the Company recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former directors, $.9 million for unused equity financing (paid in 2002), $.8 million of executive severance for separation benefits paid to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees.

      In 2000, concurrent with the 2000 Plan, the Company recognized impairment charges and incurred other nonrecurring costs of $6.6 million consisting of (i) $3.5 million relating to fixed assets that were abandoned due to the closing of facilities; (ii) $1.1 million to write-down computer hardware held for resale to its estimated net realizable value based on a planned bulk lot disposal as a result of the Company's decision to discontinue selling hardware and hardware support in certain of its business lines; (iii) $1.3 million for compensation and other termination benefits; (iv) $.4 million for other asset write-downs; and (v) $.3 million for professional services and other related costs.

      In 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Statement 144 has not had a negative impact on the Company's financial statements.

E. PROPERTY AND EQUIPMENT, AND BUILDINGS HELD FOR SALE

      Major classes of property and equipment consist of the following:

                                                    DEPRECIATION/      DECEMBER 31,
                                                    AMORTIZATION    -----------------
                                                       PERIOD         2002      2001
                                                    -------------   -------   -------
                                                       (Years)        (In thousands)
Equipment, primarily computers, and software ....        3-5        $10,338   $ 9,439
Equipment under capital lease obligations .......        3-5          2,718     2,718
Furniture and other .............................        3-7            512       572
                                                                    -------   -------
                                                                     13,568    12,729
Less accumulated depreciation and amortization ..                     9,026     6,294
                                                                    -------   -------
                                                                    $ 4,542   $ 6,435
                                                                    =======   =======

                                 VITALWORKS INC.

      Depreciation and amortization expense of these assets totaled $2.6 million, $2.9 million and $3.7 million for 2002, 2001 and 2000, respectively.

      In August 2002, the Company completed the sale of a former headquarters building in Atlanta for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay the $5.5 million mortgage loan on the building (see Note G). Approximately $.4 million of the proceeds is being held in escrow to partially guarantee to the new owner the monetary performance of PracticeWorks, Inc., a tenant of the building, through December 2003 under their lease agreement. The Company spun-off PracticeWorks in March 2001 (see Note C). In connection with the sale, the Company entered into a market rate lease with the new owner of the building ending December 2003 for approximately 3,900 square feet of office space, or less than 5% of the building. In 2002, the Company recognized a gain of $.1 million from the sale of the building (included in selling, general and administrative expenses). The amount held in escrow has been deferred and may be recognized in 2003.

      In January 2002, the Company completed the sale of its other office building in Atlanta for $1.4 million, after closing costs.

F. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              2002         2001
                                                            -------      -------
                                                               (In thousands)
Cost of providing EDI services .......................      $ 2,894      $ 2,208
Trade accounts payable ...............................        1,930          872
Legal, including settlement costs, and other
   professional services fees ........................        1,428        2,253
Other accrued expenses ...............................        4,378        5,170
                                                            -------      -------
                                                            $10,630      $10,503
                                                            =======      =======

G. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              2002         2001
                                                            -------      -------
                                                               (In thousands)
Term loan with Foothill Capital Corporation ..........      $18,250
Finova Capital Corporation:
    Term loan ........................................                   $21,882
    Real estate mortgage loans .......................                     6,850
Capital leases (see Note H) ..........................          691        1,713
Other ................................................                       108
                                                            -------      -------
                                                             18,941       30,553
Less current portion .................................        4,300       14,063
                                                            -------      -------
                                                            $14,641      $16,490
                                                            =======      =======

      All loan amounts with Finova were repaid in March 2002 in connection with a new four-year credit

                                 VITALWORKS INC.

agreement entered into by the Company with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2% (6.25% at December 31, 2002), and a mortgage loan of $5.5 million. The Company repaid the mortgage loan in August 2002 in connection with the sale of the Atlanta property (see Note E). Subject to the Company achieving certain specified earnings targets, the margin by which the Company's interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should the Company decide to prepay the term loan in full prior to year four, it would incur a prepayment fee equal to 2% in year two and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The loans, which are collateralized by substantially all of the Company's assets and intellectual property rights, subject the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to shareholders.

      Maturities of long-term debt are as follows: $4.3 million in 2003, $2.6 million in 2004, and $12.0 million in 2006.

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. Statement 145 also amends Statement 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of Statement 145 in January 2003. The Company believes the adoption of Statement 145 will not have a significant impact on its financial statements.

H. COMMITMENTS AND CONTINGENCIES

      The Company leases office and research facilities, and certain computer and other equipment under various operating and capital lease agreements. The leases expire at various dates through 2008.

      Future minimum lease payments under all operating and capital leases with noncancellable terms in excess of one year are as follows:

YEAR                                                         CAPITAL   OPERATING
----                                                         -------   ---------
                                                               (In thousands)
2003  ....................................................   $   571   $   2,557
2004  ....................................................       132       1,881
2005  ....................................................        14       1,352
2006  ....................................................                 1,341
2007  ....................................................                   766
Thereafter ...............................................                   337
                                                             -------   ---------
                                                                 717       8,234
Less amounts included in accrued restructuring costs .....                   959
                                                             -------   ---------
                                                                 717   $   7,275
                                                                       =========
Less amounts representing interest .......................        26
                                                             -------
Present value of net minimum lease payments ..............       691
Less current portion .....................................       550
                                                             -------
Long-term obligations under capital leases ...............   $   141
                                                             =======

                                 VITALWORKS INC.

      In addition, certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2002, 2001 and 2000 under all lease agreements totaled $2.6 million, $2.5 million and $4.4 million, respectively.

      In May 2002, the Company entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, the Company is committed to pay $.5 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on the Company's volume usage in the last month of the preceding year.

      In connection with the Company-sponsored employee savings plan (discussed in Note I), the Company has committed, for the 2003 plan year, to contribute to the plan. The Company's matching contribution, estimated to be approximately $.8 million, will be made half in cash and half in VitalWorks common stock.

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

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of its executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of securities of the Company between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding the Company's business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of the Company's common stock during the Class Period, and that six officers of the Company, including the defendant officers, sold shares of Company common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. The Company understands that an additional lawsuit or lawsuits containing substantially similar causes of action as the above referenced matter has been filed against VitalWorks, although the Company has not yet been served with any complaint.

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the

                                 VITALWORKS INC.

amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia and the plaintiffs have obtained leave of the Court to file an amended complaint.

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

      The Company was named as a defendant as successor to CDL Healthcare Systems, Inc. ("CDL"), a company acquired by VitalWorks in December 1999, in a complaint filed in the Circuit Court of the Eleventh Judicial Circuit in Dade County, Florida on February 27, 2001 by Sonia Abutog, individually, Angelo Abutog, individually, and Sonia and Angelo Abutog, as parents and next best friends to Aaron Abutog, a minor. Gary Weiner, former President of CDL, and his daughter, Elisha Weiner, were also named as defendants. Plaintiffs alleged that they were injured at a time, prior to the merger between the Company and CDL, when a motor vehicle operated by Elisha Weiner collided with plaintiff Sonia Abutog, a pedestrian. The plaintiff contended that she and her unborn child suffered severe personal injuries as a result of the accident and sought to recover damages in an unspecified amount in excess of $15,000, plus interest and costs. The Company's motion for final summary judgment dismissing the action against the Company was granted by order of the Court dated July 9, 2002. The plaintiffs did not file a Notice of Appeal of this decision and the time to do so has expired.

I. STOCKHOLDERS' EQUITY

Stockholder Rights Plan

      In December 2002, the Company adopted a stockholder rights plan (the "Rights Plan") and declared a dividend of one right (the "Right") on each share of VitalWorks common stock. The dividend was paid on December 27, 2002, to stockholders of record on December 27, 2002. The Rights Plan was approved and recommended to the Company's board of directors (the "Board") by a special committee of the Board consisting of three outside members of the Board. The Rights Plan is designed to enable all VitalWorks stockholders to realize the full value of their investment and to provide for fair and equal treatment of all VitalWorks stockholders if there is an unsolicited attempt to acquire control of the Company. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any specific effort to acquire control of the Company.

      Initially, the Rights will trade with the common stock of VitalWorks and will not be exercisable. The Rights will separate from the common stock and become exercisable upon the occurrence of events typical of stockholder rights plans. In general, such separation will occur when any person or group, without the Board's approval, acquires or makes an offer to acquire 15% or more of VitalWorks' common stock. Thereafter, separate right certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a

                                 VITALWORKS INC.

share of VitalWorks' Series B Junior Preferred Stock (the "Preferred Stock") for an exercise price of $20.00 (the "Exercise Price"). Each one one-thousandth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of VitalWorks' common stock.

      Subject to the specific terms of the Rights Plan, in the event that any person or group, without the Board's approval, actually acquires 15% or more of VitalWorks' common stock, then each holder of a Right (other than such person or group) shall thereafter have the right to receive upon exercise of such Right and payment of the Exercise Price, shares of Preferred Stock having a value equal to twice the Exercise Price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right, unless previously redeemed by the Board, will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value of twice the Exercise Price.

      The Rights Plan is not intended to prevent a takeover of the Company at a full and fair price. However, the Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of VitalWorks' common stock, or unless the Rights are first redeemed by the Board. The Rights may be redeemed by the Board for $0.005 per Right and will otherwise expire on December 5, 2012.

      The Rights Plan contains an independent directors review provision whereby a committee of independent members of the Board will review the Rights Plan at least every three years and, if a majority of the members of the independent committee deems it appropriate, may recommend to the Board the continued maintenance, modification or termination of the Rights Plan.

      The Rights Plan does not weaken the Company's financial strength or interfere with its business plans. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Company or its stockholders and will not change the way VitalWorks' shares are traded.

Stock Repurchase Program

      In October 2002, the Company's board of directors authorized the repurchase of up to $15 million of the Company's common stock from time to time. The timing and amount of any shares repurchased are determined by the Company's management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using the Company's existing cash resources. As of December 31, 2002, the Company repurchased 1,873,002 shares of its common stock under the program.

Employee Savings Plan

      The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Through 2002, participating employees could defer up to 15% of their pre-tax compensation, but not more than $11,000 per calendar year. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In 2002, 2001 and 2000, the Company authorized matching contributions of $1.1 million, $1.1 million and $1.3 million, respectively, to the plan, representing up to 6% of pre-tax compensation. Except for a cash contribution of $.3 million made in 2003 with respect to the 2002 plan year, the contributions were made in VitalWorks common stock in the following year.

      Effective January 1, 2003, the Company amended the plan and has committed, for the 2003 plan year, to make a quarterly matching contribution equal to two-thirds of each participant's contribution, not to exceed 4% of the participant's pre-tax compensation for the quarter. The Company's matching contribution will be made half

                                 VITALWORKS INC.

in cash and half in VitalWorks common stock. Employees now become fully vested with respect to Company contributions after three years of service. The vesting term had been five years. Participating employees may now defer up to 50% of their pre-tax compensation, but not more than $12,000 per calendar year.

Employee Stock Purchase Plan

      The Company's 2002 Employee Stock Purchase Plan (the "ESPP"), as approved by the Company's shareholders in June 2002, permits eligible employees to purchase VitalWorks common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. Under the ESPP, .5 million shares of common stock of the Company have been reserved and were available for issuance at December 31, 2002. In 2002, 2001 and 2000, a total of 56,404, 62,948 and 107,725 shares, respectively, were issued under the Company's prior employee stock purchase plan.

Stock Option Plans

      The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors and consultants. These plans include the VitalWorks Inc. 2000 Broad Based Stock Plan, the VitalWorks Inc. 1996 Stock Option Plan, the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan and the VitalWorks Inc. Directors Stock Option Plan. The Company has also assumed the stock options of six medical software businesses that merged with VitalWorks in 1999. Such options were converted at the applicable rates used to issue the Company's common stock in the mergers. The shares reserved under the Company's stock option plans were adjusted in connection with the Distribution (see Note C), using a conversion ratio of 2.11667, in accordance with the terms of the respective plans.

      The VitalWorks Inc. 2000 Broad Based Stock Plan (the "2000 Plan") has 21.2 million shares of common stock of the Company reserved for nonqualified option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three to four-year period and expire ten years from the date of grant. At December 31, 2002, there were 12.1 million shares available for grant under the 2000 Plan.

      Under the VitalWorks Inc. 1996 Stock Option Plan (the "1996 Plan"), 12.7 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted incentive stock options ("ISOs") within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options may be granted to directors and consultants. Options generally vest ratably over a three to four-year period and expire ten years from the date of grant. At December 31, 2002, there were 5.1 million shares available for grant under the 1996 Plan.

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

                                 VITALWORKS INC.

Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan.

      Under the VitalWorks Inc. Directors Stock Option Plan (the "Director Plan"), .4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the board of directors, a director receives an option grant of 20,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2002, there were .3 million shares available for grant under the Director Plan.

      A summary of stock option activity, and related information for the years ended December 31 is as follows (Shares in thousands):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                          OPTIONS     PRICE
                                                          -------    --------
Outstanding at December 31, 1999 ......................     7,989    $  10.78
  Granted .............................................    11,920        4.95
  Exercised ...........................................    (1,627)       4.72
  Forfeited or canceled ...............................    (2,388)       9.28
                                                          -------
Outstanding at December 31, 2000 ......................    15,894        6.66
  Granted .............................................       761        2.77
  Exercised ...........................................      (871)       2.14
  Forfeited or canceled ...............................   (10,217)       7.31(a)
  Conversion in order to preserve intrinsic value .....     9,271            (a)
                                                          -------
Outstanding at December 31, 2001 ......................    14,838        2.49
  Granted .............................................       324        3.97
  Exercised ...........................................    (5,153)       1.91
  Forfeited or canceled ...............................      (481)       3.95
                                                          -------
Outstanding at December 31, 2002 ......................     9,528    $   2.79
                                                          =======
Options exercisable at December 31, 2000 ..............     1,882    $   8.27
Options exercisable at December 31, 2001 ..............     6,997    $   2.24
Options exercisable at December 31, 2002 ..............     5,503    $   2.61

----------
(a) In connection with the Spin-Off of PracticeWorks in March 2001, VitalWorks and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters including the treatment of options to purchase VitalWorks common stock as a result of the Distribution (see Note C for further discussion). PracticeWorks employees exchanged approximately 7.4 million VitalWorks stock options with a weighted average exercise price of $7.74 for PracticeWorks stock options, thereby canceling the VitalWorks stock options. Stock options of approximately 8.4 million with a weighted average exercise price of approximately $7.20 held by VitalWorks employees prior to the Distribution, who did not become PracticeWorks employees subsequent to the Distribution, were converted to approximately 17.7 million options with an average price of approximately $3.40 in order to preserve the intrinsic value of the options.

                                 VITALWORKS INC.

      The following table summarizes information about the Company's outstanding stock options at December 31, 2002 (Shares in thousands):

                            OPTIONS OUTSTANDING
                   ------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
----------------   -----------   -----------   --------   -----------   --------
                                   (Years)
$ 0.98 - 2.50            7,400           7.6      $2.05         4,389      $2.07
  2.51 - 5.00            1,118           7.2       3.26           691       3.18
  5.01 - 7.50              634           6.9       6.74           359       6.95
  7.51 - 17.31             376           6.7       9.15            64       9.11
                   -----------                            -----------
$ 0.36 - 17.31           9,528           7.5      $2.79         5,503      $2.61
                   ===========                            ===========

Warrants

      The following table summarizes information about the Company's outstanding and exercisable warrants at December 31, 2002 (Shares in thousands):

                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED
                                                           REMAINING    AVERAGE
   RANGE OF                                   NUMBER      CONTRACTUAL   EXERCISE
EXERCISE PRICES                             OF WARRANTS      LIFE        PRICE
---------------                             -----------   -----------   --------
                                                            (Years)
$ 0.79 - 6.89                                       358           5.1      $4.49
  6.90 - 17.84                                      203           3.2       7.05
                                            -----------
$ 0.79 - 17.84                                      561           4.4      $5.42
                                            ===========

      There was no significant impact on the Company's financial statements related to warrants in 2002, 2001 and 2000.

                                 VITALWORKS INC.

J. INCOME TAXES

      The Company's provision (benefit) for income taxes for 2002 and 2000 is as follows (for 2001, the Company did not record a provision or benefit for income taxes due to its operating losses and the change in the valuation allowance for deferred tax assets):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2002           2000
                                                        --------       --------
                                                             (In thousands)
Current:
   Federal ..........................................   $  1,608
   State ............................................        351
                                                        --------       --------
                                                           1,959
                                                        --------       --------
Deferred:
   Federal...........................................     (1,608)      $(12,248)
   State ............................................       (189)        (1,994)
                                                        --------       --------
                                                          (1,797)       (14,242)
                                                        --------       --------
                                                        $    162       $(14,242)
                                                        ========       ========

      In 2000, the Company did not record a current provision or benefit for income taxes as a result of its operating losses.

      The provision (benefit) for income taxes included in the accompanying statements of operations for 2002 and 2000 is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          2002           2000
                                                        --------       --------
                                                             (In thousands)
Continuing operations ...............................   $    162       $ (9,843)
Discontinued operations .............................                    (4,399)
                                                        --------       --------
                                                        $    162       $(14,242)
                                                        ========       ========

      The deferred income tax benefit attributable to income from continuing operations for 2000 consists of a federal benefit of $8.5 million and a state benefit of $1.4 million.

                                 VITALWORKS INC.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                               -----------------
                                                                 2002      2001
                                                               -------   -------
                                                                 (In thousands)
Deferred income tax assets:
  Allowance for doubtful accounts ..........................   $ 1,422   $ 1,390
  Goodwill amortization ....................................     8,795    10,041
  Accrued expenses .........................................     1,030     1,426
  Unearned discounts re: outsourced printing services ......     4,700     5,095
  Net operating loss and credit carryforwards ..............    38,823    31,303
  Notes receivable from former directors ...................               2,517
  Other ....................................................       598       194
                                                               -------   -------
                                                                55,368    51,966
    Less valuation allowance ...............................    25,271    23,001
                                                               -------   -------
                                                               $30,097   $28,965
                                                               =======   =======
Deferred income tax liabilities:
  Product development costs ................................   $ 3,347   $ 1,777
  Other ....................................................                 454
                                                               -------   -------
                                                                 3,347     2,231
                                                               -------   -------
Net deferred income tax asset ..............................   $26,750   $26,734
                                                               =======   =======

      The provision (benefit) for income taxes attributed to continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2002        2001        2000
                                                                  --------    --------    --------
                                                                            (In thousands)
Expected taxes at federal statutory rate ......................   $  8,509    $ (7,628)   $(19,895)
State income taxes, net of federal benefit ....................        107        (773)     (2,692)
Nondeductible goodwill amortization ...........................                  3,091       3,223
Retained net operating losses from discontinued operations ....                 (1,034)     (7,362)
Other, net ....................................................       (178)       (162)        388
Change in valuation allowance .................................     (8,276)      6,506      16,495
                                                                  --------    --------    --------
Provision (benefit) for income taxes--continuing operations ...   $    162    $     --    $ (9,843)
                                                                  ========    ========    ========

      As of December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $93.2 million, which expire at various dates through 2022. Included in the $93.2 million is approximately $25.8 million, the benefit of which when realized, will be recorded as a credit to additional paid-in capital, and approximately $19.0 million resulting from preacquisition tax attributes of subsidiaries, utilization of which is subject to substantial limitations attributable to the change in ownership provisions of the Internal Revenue Code and similar state authority.

      Management has assessed the realizable value of the Company's deferred tax assets of $55.4 million and determined that a valuation allowance of $25.3 million was necessary as of December 31, 2002 to, along with deferred tax liabilities of $3.3 million, reduce the net deferred tax asset to $26.8 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

                                 VITALWORKS INC.

K. SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH ACTIVITIES

      Cash payments for interest amounted to $2.2 million, $2.1 million and $.6 million for 2002, 2001, and 2000, respectively. The Company made cash payments for income taxes of $21,000 in 2002. The Company received net tax refunds of $.1 million and $3.3 million in 2001 and 2000, respectively.

      In 2001, the Company distributed $28.5 million of net assets, as adjusted, in connection with the Spin-Off of PracticeWorks (see Note C).

      In 2001 and 2000, the Company acquired certain property and equipment with an aggregate value of $.2 million and $1.1 million, respectively, in exchange for indebtedness including mortgage and capital lease obligations.

      In 2001, the Company settled a note payable and price protection feature relating to the 1998 acquisition of the Healthcare Systems unit of the Reynolds and Reynolds Company by issuing 500,000 shares of VitalWorks common stock.

      In 2002, 2001, and 2000, the Company authorized contributions of $.8 million (plus $.3 million in cash), $1.1 million and $1.3 million, respectively, to the employee savings plan, which were made in VitalWorks common stock in the following year.

      In 2000, pursuant to a February 2000 agreement with the Company, WebMD Corporation exercised its rights to preferred stock of a wholly-owned subsidiary of the Company into 1,929,012 shares of VitalWorks common stock. The shares of common stock were issued on March 2, 2001.

      In 2000, the Company received notes receivable of approximately $6.6 million from certain then-directors of the Company related to the exercise of stock options. In addition, the Company received 112,500 shares of its common stock into treasury in exchange for the grant of a license agreement for one of the Company's products.

L. SEGMENT INFORMATION

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

      The accompanying statements of operations and related notes disclose the financial information of the Company's reportable segments for the three years ended December 31, 2002.

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

                                 VITALWORKS INC.

M. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2002:

                                                                      THREE MONTHS ENDED
                                                   ------------------------------------------------------------       YEAR ENDED
                                                   MARCH 31       JUNE 30        SEPTEMBER 30       DECEMBER 31       DECEMBER 31
                                                   --------       --------       ------------       -----------       -----------
                                                                        (In thousands, except per share data)
2002
   Total revenues ..............................   $ 28,208       $ 28,902       $     28,656       $    29,045       $   114,811
   Gross profit ................................     21,070         21,319             20,899            20,804            84,092
       Net income ..............................   $  7,631(a)    $  8,299(a)    $      4,135       $     4,085       $    24,150
                                                   ========       ========       ============       ===========       ===========
   Average number of shares outstanding
       Basic ...................................     39,136         40,865             43,284            43,354            41,592
       Diluted .................................     47,211         49,690             50,385            47,727            48,850
   Earnings per share
       Basic ...................................   $   0.19       $   0.20       $       0.10       $      0.09       $      0.58
                                                   ========       ========       ============       ===========       ===========
       Diluted .................................   $   0.16       $   0.17       $       0.08       $      0.09       $      0.49
                                                   ========       ========       ============       ===========       ===========
2001
   Total revenue ...............................   $ 25,678       $ 25,924       $     27,259(c)    $    28,192       $   107,053
   Gross profit ................................     19,213         19,464             21,753(c)         20,955            81,385
   Loss from continuing operations .............    (13,672)(b)     (4,877)           (1,668)(c)        (2,219)(d)       (22,436)
   Loss from discontinued operations ...........     (5,384)                                                               (5,384)
                                                   --------       --------       ------------       -----------       -----------
       Net loss ................................   $(19,056)      $ (4,877)      $     (1,668)      $    (2,219)      $   (27,820)
                                                   ========       ========       ============       ===========       ===========
   Average number of shares outstanding
       Basic and diluted .......................     35,406         37,202             38,327            38,907            37,477
   Earnings (loss) per share - basic and diluted
       Continuing operations ...................   $  (0.39)      $  (0.13)      $      (0.04)      $     (0.06)      $     (0.60)
       Discontinued operations .................      (0.15)                                                                (0.14)
                                                   --------       --------       ------------       -----------       -----------
                                                   $  (0.54)      $  (0.13)      $      (0.04)      $     (0.06)      $     (0.74)
                                                   ========       ========       ============       ===========       ===========

----------
(a) In the June 2002 quarter and in July 2002, the Company received final payments from three former directors satisfying their outstanding loans from VitalWorks, including interest. Consequently, the Company recorded a credit of $6.0 million ($3.0 million each in the March and June quarters) reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million ($.5 million and $.6 million in the March and June quarters, respectively). The June quarter also reflects a savings of $.5 million in connection with the early termination of an office lease for a facility closed in March 2001.

(b) In the quarter, the Company recognized impairment charges and incurred other nonrecurring costs of $7.7 million consisting primarily of the $6.0 million provision for loan losses, $.9 million for unused equity financing, and retention bonuses of $.4 million for terminated employees.

(c) In the quarter, the Company recognized $1.6 million of EDI transaction revenues, and recovered certain EDI processing costs and legal fees of $1.0 million in connection with the settlement of a contract dispute with an EDI supplier.

(d) In the quarter, the Company incurred and accrued settlement costs, including legal fees, of $1.4 million in connection with a legal proceeding.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
VitalWorks Inc.

      The audits referred to in our report dated January 20, 2003, February 27, 2003 for Note H, relating to the consolidated financial statements of VitalWorks Inc., and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the schedule listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

New York, New York
January 20, 2003

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULE

                                 VITALWORKS INC.

                                  SCHEDULE II -
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                             ADDITIONS
                                                                      ------------------------
                                                         BALANCE AT   CHARGED TO      CHARGED                         BALANCE AT
                                                         BEGINNING    COSTS AND       TO OTHER                           END
DESCRIPTION                                              OF PERIOD     EXPENSES       ACCOUNTS       DEDUCTIONS       OF PERIOD
------------------------------------------------------   ----------   ----------      --------       ----------       ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS,
RETURNS AND DISCOUNTS
   Year ended December 31, 2002                          $    1,800        1,371         1,444(a)        (2,715)(b)   $    1,900
   Year ended December 31, 2001                               1,936        2,296           900(a)        (3,332)(b)        1,800
   Year ended December 31, 2000                               3,183        1,883                         (3,130)(b)        1,936

DEFERRED TAX ASSET VALUATION
ALLOWANCE
   Year ended December 31, 2002                          $   23,001                     10,546(d)        (8,276)(e)   $   25,271
   Year ended December 31, 2001                              16,495        6,506(c)                                       23,001
   Year ended December 31, 2000                                           16,495(c)                                       16,495

ALLOWANCE FOR NOTES RECEIVABLES
FROM FORMER DIRECTORS
   Year ended December 31, 2002                          $    6,000                                  $   (6,000)(f)
   Year ended December 31, 2001                                            6,000                                           6,000
   Year ended December 31, 2000

----------
(a)   Charged to revenues

(b)   Write-offs, returns and discounts, net of recoveries

(c)   Net operating loss carryforwards

(d) Net operating loss carryforwards relating to the exercise of employee stock options, and other adjustments of $565

(e)   Recognition of deferred tax assets

(f)   Credit due to change in accounting estimate

      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the accompanying notes.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.

                                        VitalWorks Inc.


                                       By:       /s/ MICHAEL A. MANTO
                                           ------------------------------------
                                                     Michael A. Manto
                                             Executive Vice President and Chief
                                                Financial Officer


                                       By:       /s/ JOSEPH M. WALSH
                                           ------------------------------------
                                                     Joseph M. Walsh
                                           Chairman and Chief Executive Officer

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

           SIGNATURE                           TITLE              DATE
           ---------                           -----              ----


       /s/ JOSEPH M. WALSH         President, Chief Executive     March 27, 2003
--------------------------------   Officer and Chairman of the
         Joseph M. Walsh           Board of Directors
                                   (Principal Executive
                                   Officer)


      /s/ MICHAEL A. Manto         Executive Vice President,      March 27, 2003
--------------------------------   Chief Financial Officer and
        Michael A. Manto           Director (Principal
                                   Financial and Accounting
                                   Officer)


/s/ STEPHEN N. KAHANE M.D., M.S.   Chief Strategy Officer, Vice   March 27, 2003
--------------------------------   Chairman and Director
  Stephen N. Kahane M.D., M.S.


      /s/ KENNETH R. ADAMS         Director                       March 27, 2003
--------------------------------
        Kenneth R. Adams


     /s/ STEPHEN J. DENELSKY       Director                       March 27, 2003
--------------------------------
       Stephen J. DeNelsky


      /s/ DAVID B. SHEPHERD        Director                       March 27, 2003
--------------------------------
        David B. Shepherd

                                 CERTIFICATIONS

I, Joseph M. Walsh, Chairman and Chief Executive Officer of the Company, certify that:

      1.    I have reviewed this annual report on Form 10-K of VitalWorks Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        /s/ Joseph M. Walsh                       March 27, 2003
                        ------------------------------------      --------------
                        Joseph M. Walsh                                     Date
                        Chairman and Chief Executive Officer
                        (principal executive officer)

I, Michael A. Manto, Executive Vice President and Chief Financial Officer of the Company, certify that:

      1.    I have reviewed this annual report on Form 10-K of VitalWorks Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        /s/ Michael A. Manto                      March 27, 2003
                        ------------------------------------      --------------
                        Michael A. Manto                                    Date
                        Executive Vice President and Chief
                        Financial Officer
                        (principal financial officer)