Form 10-Q
period 2003-03-31
VITALWORKS INC
filed 2003-05-15
CIK 1028584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO | |

As of May 12, 2003 there were 42,980,159 shares of the registrant's common stock, $.001 par value, outstanding.

                                 VITALWORKS INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE

Item 1. Financial Statements (unaudited)

   Report of Independent Certified Public Accountants.........................    2

   Condensed Balance Sheets --
     March 31, 2003 and December 31, 2002.....................................    3

   Condensed Statements of Income --
     Three Months Ended March 31, 2003 and 2002...............................    4

   Condensed Statements of Cash Flows --
     Three Months Ended March 31, 2003 and 2002...............................    5

   Notes to Condensed Financial Statements --
      March 31, 2003..........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk............   29

Item 4. Controls and Procedures ..............................................   29

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................   29

Item 5. Other Information.....................................................   30

Item 6. Exhibits and Reports on Form 8-K......................................   30

SIGNATURES....................................................................   32

CERTIFICATIONS ...............................................................   33

     For further information, refer to the VitalWorks Inc. annual report on
        Form 10-K filed on March 31, 2003. VitalWorks and RadConnect are registered trademarks of VitalWorks Inc. All other trademarks and company names mentioned are the property of their respective owners.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
VitalWorks Inc.

      We have reviewed the condensed balance sheet of VitalWorks Inc. as of March 31, 2003 and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2003, and February 27, 2003 for Note H, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ BDO Seidman, LLP

New York, New York
April 21, 2003

                                 VitalWorks Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2003         2002
                                                                                  -----------  -----------
ASSETS                                                                            (unaudited)    (Note)
Current assets:
          Cash and cash equivalents                                                $  39,552    $  39,474
          Accounts receivable, net of allowances of $1,700 and $1,900                 12,897       14,130
          Computer hardware held for resale                                            1,068          629
          Deferred income taxes, net                                                   1,578        1,578
          Prepaid expenses and other current assets                                    1,616        1,660
                                                                                   ---------    ---------
TOTAL CURRENT ASSETS                                                                  56,711       57,471
Property and equipment, at cost, less accumulated
          depreciation and amortization of $9,626 and $9,026                           4,335        4,542
Goodwill                                                                              20,256       20,256
Product development and deferred finance costs, less
          accumulated amortization of $1,522 and $1,049                                8,965        9,049
Deferred income taxes, net                                                            25,172       25,172
Other assets                                                                             921          641
                                                                                   ---------    ---------
Total assets                                                                       $ 116,360    $ 117,131
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable and accrued expenses                                    $  11,654    $  10,630
          Accrued employee compensation and benefits                                   1,854        4,636
          Accrued restructuring costs                                                    981        1,107
          Deferred revenue, including unearned discounts of $1,586 and $1,478          8,709        9,578
          Current portion of long-term debt                                            4,172        4,300
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES                                                             27,370       30,251
Long-term debt                                                                        13,357       14,641
Other liabilities, primarily unearned discounts re: outsourced printing services      11,335       11,806
COMMITMENTS AND CONTINGENCIES - NOTE E
Stockholders' equity:
          Preferred stock $.001 par value; 2,000,000 shares authorized;
             none issued
          Common stock $.001 par value; 200,000,000 shares authorized;
             44,925,273 and 44,605,944 shares issued                                      45           45
          Additional paid-in capital                                                 204,320      203,173
          Accumulated deficit                                                       (133,595)    (136,313)
          Treasury stock, at cost, 1,985,502 shares                                   (6,472)      (6,472)
                                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                            64,298       60,433
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 116,360    $ 117,131
                                                                                   =========    =========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
                   Condensed Statements of Income (unaudited)
                      (in thousands, except per share data)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2003         2002
                                                          --------     --------
REVENUES
     Maintenance and services                             $ 22,530     $ 21,165
     Software licenses and system sales                      6,043        7,043
                                                          --------     --------
Total revenues                                              28,573       28,208
                                                          --------     --------

COSTS AND EXPENSES
Cost of revenues:
     Maintenance and services                                6,206        5,544
     Software licenses and system sales, includes
       amortization of product development costs
       of $428 and $122                                      2,719        1,594
Selling, general and administrative                         12,248       12,614
Research and development                                     3,847        3,175
Depreciation and amortization                                  555          604
Credit for loan losses                                                   (3,000)
                                                          --------     --------
                                                            25,575       20,531
                                                          --------     --------
OPERATING INCOME                                             2,998        7,677
Interest income                                                 91          570
Interest expense                                              (321)        (591)
                                                          --------     --------
INCOME BEFORE INCOME TAXES                                   2,768        7,656
Provision for income taxes                                      50           25
                                                          --------     --------
NET INCOME                                                $  2,718     $  7,631
                                                          ========     ========

EARNINGS PER SHARE
     Basic                                                $   0.06     $   0.19
     Diluted                                              $   0.06     $   0.16

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                  42,716       39,136
     Diluted                                                46,391       47,211

                             See accompanying notes.

                                 VitalWorks Inc.
                 Condensed Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                2003        2002
                                                                            --------    --------
OPERATING ACTIVITIES
Net income                                                                  $  2,718    $  7,631
Adjustments to reconcile net income to cash provided by
  operating activities:
      Credit for loan losses                                                              (3,000)
      Depreciation and amortization                                              555         604
      Provisions for bad debts, returns and discounts                            507         678
      Amortization of deferred finance costs, charged to interest expense         45         151
      Amortization of product development costs                                  428         122
      Changes in operating assets and liabilities:
        Accounts receivable                                                      726      (2,085)
        Computer hardware held for resale, prepaid expenses and other           (514)         15
        Accounts payable, accrued costs and expenses                            (723)        173
        Deferred revenue                                                        (977)       (197)
        Unearned discounts re: outsourced printing services                     (342)       (311)
 Interest income on notes receivable from former directors                                  (514)
                                                                            --------    --------
      CASH PROVIDED BY OPERATING ACTIVITIES                                    2,423       3,267
                                                                            --------    --------

INVESTING ACTIVITIES
      Product development costs                                                 (715)       (751)
      Proceeds from sale of office buildings                                      90       1,369
      Purchases of property and equipment                                       (343)       (124)
      Security deposit                                                          (308)
                                                                            --------    --------
      CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (1,276)        494
                                                                            --------    --------

FINANCING ACTIVITIES
      Long-term debt:
        (Payments)                                                            (1,413)    (28,900)
          Proceeds                                                                        27,450
      Loan payments from former directors                                                  1,528
      Exercise of stock options by employees                                     344         300
      Deferred finance costs                                                                (533)
                                                                            --------    --------
      CASH USED IN FINANCING ACTIVITIES                                       (1,069)       (155)
                                                                            --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                             78       3,606
Cash and cash equivalents at beginning of period                              39,474      12,988
                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 39,552    $ 16,594
                                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Income taxes paid, net of refunds                                     $    127    $     51
      Interest paid                                                              196         865


                             See accompanying notes.

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                 March 31, 2003

A. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 31, 2003. Certain prior period amounts in the condensed statement of income have been reclassified to conform to the 2003 presentation.

B. STOCK-BASED COMPENSATION

      The Company accounts for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant and the number of shares is fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement 123, of options granted in the three-month period ended March 31, 2003 was $2.30, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share for the three-month period ended March 31, 2003 if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

Net income, as reported                                               $   2,718
Less:  total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                     (1,085)
                                                                      ---------
Pro forma net income                                                  $   1,633
                                                                      =========
Earnings per share:
   Basic - as reported                                                $    0.06
                                                                      =========
   Basic - pro forma                                                  $    0.04
                                                                      =========
   Diluted - as reported                                              $    0.06
                                                                      =========
   Diluted - pro forma                                                $    0.04
                                                                      =========

      The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month period ended March 31, 2003:

Risk-free interest rate....................................     2.5%
Expected dividend yield....................................     0.0%
Expected stock price volatility............................    77.3%
Weighted average expected life (in years)..................     4

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                 March 31, 2003

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

C. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2003        2002
                                                             -------     -------
Numerator:
   Net income                                                $ 2,718     $ 7,631
                                                             =======     =======
Denominator:
   Basic EPS - weighted-average shares                        42,716      39,136
      Effect of dilutive securities, stock option
        and warrant rights                                     3,675       8,075
                                                             -------     -------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                        46,391      47,211
                                                             =======     =======
Basic EPS                                                    $  0.06     $  0.19
Diluted EPS                                                  $  0.06     $  0.16

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.6 million common shares with exercise prices ranging from $3.90 to $17.84 per share were excluded from the diluted EPS calculation for the three-month period ended March 31, 2003.

D. COMPREHENSIVE INCOME

      Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income is equivalent to its net income.

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                 March 31, 2003

E. COMMITMENTS AND CONTINGENT MATTERS

      In April 2003, VitalWorks entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million ($3 million per annum) for development services will be incurred during the term ending January 2006. Also, during the term, the Company is obligated to pay royalty fees of up to $5 million based on related software license sales.

      In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company will continue, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash (in connection with the August agreement, the Company received $8.8 million in 2000), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, the Company's arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments will be reduced. In turn, the Company agreed to refund $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of the Company's current aggregate transaction level.

      From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of its executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of securities of the Company between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding the Company's business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of the Company's common stock during the Class Period, and that six officers of the Company, including the defendant officers, sold shares of Company common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against VitalWorks on April 30, 2003.

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

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                 March 31, 2003

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

F. ACCRUED RESTRUCTURING COSTS

      In August 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005.

      The nature of the restructuring accrual as of December 31, 2002 and March 31, 2003 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed. In the quarter ended March 31, 2003, lease payments of $.1 million were applied against the accrual.

G. STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

      In the quarter ended March 31, 2003, the Company issued 319,329 shares of its common stock, consisting of 120,267 shares in connection with the exercise of stock options by certain employees, and 199,062 shares with respect to the Company-sponsored employee savings plan. As a result, the Company recognized $1.1 million as a credit to additional paid-in capital.

H. SEGMENT INFORMATION

      The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of income disclose the financial information of the Company's reportable segments for the three-month periods ended March 31, 2003 and 2002. The Company does not account for or report its assets or capital expenditures by segments.

      The Company markets its products and services primarily to three types of physician practices: ambulatory imaging centers and radiology practices, as well as anesthesiology practices; large general and emergency medicine practices, such as physician networks, clinics and management service organizations that generally include ten or more doctors; and small group practices of generally fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein contain "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our management's expectations, beliefs, intentions, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Our management believes that these forward-looking statements are reasonable and are based on reasonable assumptions and forecasts, including the assumption that there will be no further deterioration in the IT-spending environment. However, these forward-looking statements are subject to a number of risks and uncertainties. As a result, actual results may vary materially from those anticipated by the forward-looking statements.

      Among the important factors that could cause actual results to differ materially are the risk factors described below. You should read these factors and the other cautionary statements made in this document as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. You should also consider the forward-looking statements contained in this document in light of the cautionary language contained in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K.

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

      -     changes in the mix of products and or services sold;

      -     availability of specified computer hardware for resale;

      - deferral and/or realization of deferred software license and system revenues according to contract terms;

      - interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

      -     changes in customer purchasing patterns;

      - changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment;

      - competition, including alternative product and service offerings, and price pressure;

      -     customer attrition;

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

      In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, and sales and services related to the implementation of certain requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

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

WE INSTITUTED A STOCK REPURCHASE PROGRAM, WHICH MAY INVOLVE THE USE OF SIGNIFICANT CASH RESOURCES.

      In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. Spending under this program may in turn limit our ability to invest in our core business activities or undertake acquisitions, if any. In addition, there are a number of important factors that could cause us not to repurchase shares including, among others, the market price of our common stock, the nature of other investment opportunities available to us, our cash flows from operations, general economic conditions, and other factors identified in this report. As of May 12, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

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

TECHNOLOGY SOLUTIONS MAY CHANGE FASTER THAN WE ARE ABLE TO UPDATE OUR TECHNOLOGIES, WHICH COULD CAUSE A LOSS OF CUSTOMERS AND HAVE A NEGATIVE IMPACT ON OUR REVENUES.

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

      We cannot be sure that we will be able to accomplish these goals. Our development of new and enhanced products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products and/or services we develop or license will be able to compete with the alternatives available to our customers. Our competitors may develop products or technologies that are better or more attractive than our products or technologies, or that may render our products or technologies obsolete. If we do not succeed in adapting our products, technology and services or developing new products, technologies and services, our business could be harmed.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      HIPAA

      Federal regulations have been adopted, and others have been proposed, that impact the manner in which we conduct our business. We will be required to expend additional resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because these regulations are new, there is uncertainty as to how they will be interpreted and enforced. In addition, any delay in adopting final security regulations creates uncertainties as to what security requirements ultimately will be imposed, to what extent we will be required to comply with those requirements, and what the deadline for compliance will be.

      Although we will make a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to civil liability when we are the business associate of a covered entity, and could subject us to civil liability and criminal sanctions to the extent we are regulated directly as a covered entity. In addition, delay in developing or failure to develop products and or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to the implementation of HIPAA regulations.

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

WE STRUCTURED THE SPIN-OFF OF PRACTICEWORKS AS A TAX-FREE TRANSACTION AND PRACTICEWORKS AGREED TO INDEMNIFY US FOR ANY TAX LIABILITIES ARISING OUT OF THE TRANSACTION THAT ARE ATTRIBUTABLE TO ITS ACTIONS. IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX-FREE TRANSACTION, WE MAY BE SUBJECT TO LIABILITIES AND WE CANNOT ASSURE YOU THAT PRACTICEWORKS WILL HONOR ITS INDEMNIFICATION OBLIGATIONS.

      In March 2001, we spun-off our former dental practice management software business, PracticeWorks, Inc. The spin-off of PracticeWorks was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 places certain requirements that must be complied with in order to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks has generally agreed to indemnify us under certain circumstances to the extent any action or omission on its part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that PracticeWorks will have sufficient resources to fulfill its indemnification obligations and even if it had the resources, we cannot assure you that PracticeWorks will not refute its indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

IF OUR INTERPRETATION OF THE ACCOUNTING PRONOUNCEMENTS REGARDING REVENUE RECOGNITION IS NOT CORRECT OR IF THE REGULATORS OF ACCOUNTING STANDARDS MODIFY OR ISSUE NEW PRONOUNCEMENTS, THEN OUR BUSINESS AND FINANCIAL STATEMENTS COULD BE ADVERSELY AFFECTED.

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

      - large general and emergency medicine practices, such as physician networks, clinics and management service organizations that generally include ten or more doctors; and

      - small group practices of generally fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

      In the first quarter of 2003 and in 2002, approximately 40% of our revenues were derived from the radiology/anesthesiology market and 30% from each of our other markets. Revenues from the small group market are skewed more towards maintenance and services.

RESULTS OF OPERATIONS

REVENUES

                                                      First Quarter Ended
March 31,                                       2003        CHANGE        2002
---------                                       ----        ------        ----
                                                    (dollars in thousands)
Maintenance and services                       $22,530        6.4%       $21,165
Percentage of total revenues                    78.9%                     75.0%

Software licenses and system sales             $ 6,043      (14.2)%      $ 7,043
Percentage of total revenues                    21.1%                     25.0%

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

      The increase in maintenance and services revenues is mainly attributable to an increase in implementation and training services revenues of $1.7 million, including $.9 million relating to HIPAA compliance. The increase was partially offset by a $.5 million decline in maintenance revenues related to customer attrition.

      Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases), particularly software products marketed to larger physician practices.

      We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, and sales and services related to the implementation of certain requirements of HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance.

COST OF REVENUES

                                                      First Quarter Ended
March 31,                                       2003        CHANGE        2002
---------                                       ----        ------        ----
                                                    (dollars in thousands)
Maintenance and services                       $6,206         11.9%      $5,544
Percentage of maintenance and services
revenue                                         27.5%                     26.2%

Software licenses and system sales             $2,719        70.6%       $1,594
Percentage of software licenses and
system sales                                    45.0%                     22.6%

      Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The increase principally reflects additional costs incurred with respect to an arrangement with an EDI supplier.

      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of product development costs. The increase is largely attributable to $.3 million of additional software royalties and an increase in amortization of product development costs of $.3 million.

OPERATING EXPENSES

                                                     First Quarter Ended
March 31,                                      2003        CHANGE        2002
---------                                      ----        ------        ----
                                                   (dollars in thousands)
Selling, general and administrative           $12,248      (2.9)%       $12,614
Percentage of total revenues                   42.9%                     44.7%

Research and development                      $ 3,847       21.2%       $ 3,175
Percentage of total revenues                   13.5%                     11.3%

Depreciation and amortization                  $ 555       (8.1)%        $ 604
Percentage of total revenues                   1.9%                       2.1%

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses declined slightly primarily due to a decrease in variable compensation expense of $.3 million and bad debt expense of $.3 million. Our employee-base average has remained substantially unchanged.

      The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded product research and development activities. For the three months ended March 31, 2003 and 2002, we capitalized $.4 million (or 9.2% of total research and development expenditures) and $.8 million (or 19.1% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to our development of Web-based applications, including a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available.

      The decrease in depreciation and amortization expense reflects the fact that certain assets became fully depreciated in 2002.

      In April 2002, we received payments from a former officer and director totaling $6.2 million satisfying his outstanding loans from us, including interest. Consequently, we recorded a credit of $3.0 million in March 2002 reflecting a reduction of the allowance for loan losses established a year earlier.

INTEREST INCOME (EXPENSE)

                                                      First Quarter Ended
March 31,                                       2003        CHANGE        2002
---------                                       ----        ------        ----
                                                    (dollars in thousands)
Interest income                                  $  91      (84.0)%       $570
Interest expense                                  (321)     (45.7)%       (591)

      The decrease in interest income reflects $.5 million of interest recognized in 2002 in connection with the recovery of the notes receivable from a former officer and director.

      Interest expense consists primarily of interest costs incurred in connection with our outstanding term loan and real estate mortgage loans. As of August 2002, the mortgage loans have been repaid in full. The decrease in interest expense is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.

INCOME TAXES

      For the three-month periods ended March 31, 2003 and 2002, we recorded income tax provisions of $50,000 and $25,000, respectively. Management has assessed the realizable value of our deferred tax assets of $54.2 million and determined that a valuation allowance of $24.1 million was necessary as of March 31, 2003 to, along with deferred tax liabilities of $3.3 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

      Our effective income tax rate is expected to remain at less than 2% for the rest of 2003 due primarily to utilization of net operating loss carryforwards.

NET INCOME

      As a result of the above factors, net income for the three-month period ended March 31, 2003 decreased to $2.7 million from $7.6 million for the corresponding period of 2002.

      To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the three months ended March 31, 2003, and for fiscal years 2002, 2001 and 2000, we generated positive cash flows from operations of $2.4 million, $20.8 million, $18.2 million and $12.8 million, respectively.

      Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) for the first quarter of 2003 was 41 days, down from 45 days for the corresponding March 2002 quarter. Looking forward, assuming license and systems sales increase, we would then expect our days sales outstanding to range from 50 to 60 days.

      Investing activities for the three months ended March 31, 2003 resulted in a use of cash of $1.3 million. This total includes $.7 million used for software development costs, $.3 million used primarily for purchases of computer equipment and software, and a $.3 million security deposit.

      Cash used in financing activities for the three months ended March 31, 2003 amounted to $1.1 million consisting of $1.4 million of principal payments of long-term debt, partly offset by $.3 million of payments received in connection with the exercise of stock options by employees.

      As of March 31, 2003, we had cash and cash equivalents of $39.6 million and $17.5 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March 2002, we entered into a new four-year credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2%, and a mortgage loan of $5.5 million. We repaid the mortgage loan in August 2002 in connection with the sale of our Atlanta property. Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 2% in year two and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The loans, which are collateralized by substantially all of our assets and intellectual property rights, subject us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to shareholders.

      The following table summarizes, as of March 31, 2003, the general timing of future payments under our outstanding loan agreement, lease agreements that include noncancellable terms, and other long-term contractual obligations.

                                                                     PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------------------------------
                                       TOTALS          2003           2004            2005           2006        THEREAFTER
                                       -------        -------        -------        -------         -------      ----------
                                                                         (in thousands)
Long-term debt...................      $17,000        $ 2,500        $ 2,500                        $12,000
Operating leases.................        7,717          1,896          1,927        $ 1,395           1,384        $ 1,115
Capital leases...................          528            387            127             14
Other long-term liabilities......          623                           162            321             130             10
                                       -------        -------        -------        -------         -------        -------
                                       $25,868        $ 4,783        $ 4,716        $ 1,730         $13,514        $ 1,125
                                       =======        =======        =======        =======         =======        =======

      In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, we are committed to pay $.5 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on our volume usage in the last month of the preceding year.

      In connection with our employee savings plan, we have committed, for the 2003 plan year, to contribute to the plan. Our matching contribution for the remainder of 2003, estimated to be approximately $.5 million, will be made half in cash and half in shares of our common stock.

      In April 2003, we entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million ($3 million per annum) for development services will be incurred during the term ending January 2006. Also, during the term, we are obligated to pay royalty fees of up to $5 million based on related software license sales.

      In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We will continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends for a period of up to seven and a half years, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash (in connection with the August agreement, we received $8.8 million in 2000), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments will be reduced. In turn, we agreed to refund $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of our current aggregate transaction level.

      We anticipate capital expenditures of approximately $4 million for the remainder of 2003, including software development costs of approximately $2 million. We intend to review potential strategic acquisitions and other business alliances.

      In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. We did not repurchase any shares in the first quarter of 2003. As of May 12, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

      From time to time, in the normal course of business, various claims are made against us. Except for the proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against us on April 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based on our financial statements and accompanying notes, which we believe have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowances for future returns, discounts and bad debts, tangible and intangible assets, deferred costs, income taxes, restructurings, commitments, contingencies, claims and litigation. We base our judgments and estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

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

      Stock-based Compensation. We account for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant and the number of shares is fixed. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in the three-month period ended March 31, 2003 was $2.30, as calculated using the Black-Scholes option valuation model. We price our stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share for the three-month period ended March 31, 2003 if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

Net income, as reported                                               $   2,718
Less:  total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                     (1,085)
                                                                      ---------
Pro forma net income                                                  $   1,633
                                                                      =========
Earnings per share:
   Basic - as reported                                                $    0.06
                                                                      =========
   Basic - pro forma                                                  $    0.04
                                                                      =========
   Diluted - as reported                                              $    0.06
                                                                      =========
   Diluted - pro forma                                                $    0.04
                                                                      =========

      The fair value of our employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three-month period ended March 31, 2003:

Risk-free interest rate.....................................     2.5%
Expected dividend yield.....................................     0.0%
Expected stock price volatility.............................    77.3%
Weighted average expected life (in years)...................     4

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

                                 VitalWorks Inc.

      Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                     2003      2002
                                                    -------   -------
Numerator:
   Net income                                       $ 2,718   $ 7,631
                                                    =======   =======
Denominator:
   Basic EPS - weighted-average shares               42,716    39,136
      Effect of dilutive securities, stock option
        and warrant rights                            3,675     8,075
                                                    -------   -------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions               46,391    47,211
                                                    =======   =======

Basic EPS                                           $  0.06   $  0.19
Diluted EPS                                         $  0.06   $  0.16

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.6 million common shares with exercise prices ranging from $3.90 to $17.84 per share were excluded from the diluted EPS calculation for the three-month period ended March 31, 2003.

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

      In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. Statement 145 also amends Statement 13 for certain sales-leaseback and sublease accounting. We adopted the provisions of Statement 145 in January 2003. Except for a reclassification with respect to our 1999 statement of operations, the adoption of Statement 145 did not have an impact on our financial statements.

                                 VitalWorks Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $17 million of our outstanding debt at March 31, 2003 related to long-term indebtedness under our credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at March 31, 2003. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, in the normal course of business, various claims are made against us. Except for the proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against us on April 30, 2003.

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

ITEM 5. OTHER INFORMATION

      In April and May 2002, each of our executive officers entered into an individual stock trading plan, or a so-called Rule 10b5-1 plan. These plans specify trading periods that generally extend for up to one year, number of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the total number of shares that may be sold under the plans would equal 19.9% of the aggregate number of shares, including unvested option shares, then held by the executive officers. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, our president and chief executive officer, provides for the sale of not more than 90,000 shares on-average per quarter over the twelve months ending May 30, 2003, which began with the announcement of our operating results for the June 2002 quarter. The aggregate number of shares that may be sold under Mr. Walsh's plan represents 11.3% of the number of shares, including unvested option shares, then held by him. The plans of all other executive officers have expired. Since March 6, 2001, approximately 11.7% of the aggregate holdings of the executive officers was sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.       Description
-----------       -----------
   15             Letter regarding unaudited interim financial information from
                  BDO Seidman, LLP, independent certified public accountants.

                                 VitalWorks Inc.

   99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

                  We filed the following report on Form 8-K during the quarter ended March 31, 2003:

                  Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2003 with respect to our announcement that a purported class action complaint was filed in the United States District Court for the District of Connecticut against us and three of our executive officers.

                                 VitalWorks Inc.

            Form 10-Q for the Three-month Period Ended March 31, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VitalWorks Inc.


                                 /s/ Michael A. Manto                    5/14/03
                                 -----------------------------------------------
                                 Michael A. Manto                           Date
                                 Executive Vice President and
                                 Chief Financial Officer


                                 /s/ Joseph M. Walsh                     5/14/03
                                 -----------------------------------------------
                                 Joseph M. Walsh                            Date
                                 Chairman and Chief Executive Officer

                                 VitalWorks Inc.

            Form 10-Q for the Three-month Period Ended March 31, 2003

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

                                 /s/ Joseph M. Walsh                     5/14/03
                                 -----------------------------------------------
                                 Joseph M. Walsh                            Date
                                 Chairman and Chief Executive Officer
                                 (principal executive officer)

                                 VitalWorks Inc.

            Form 10-Q for the Three-month Period Ended March 31, 2003

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

                                /s/ Michael A. Manto                 5/14/03
                                --------------------------------------------
                                Michael A. Manto                        Date
                                Executive Vice President
                                and Chief Financial Officer
                                (principal financial officer)