Form 10-Q
period 2003-06-30
VITALWORKS INC
filed 2003-08-14
CIK 1028584

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (203) 894-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES X   NO
                                        ---    ---
As of August 11, 2003 there were 43,180,542 shares of the registrant's common stock, $.001 par value, outstanding.

-------------------------------------------------------------------------------

                                 VITALWORKS INC.

                                    FORM 10-Q

-------------------------------------------------------------------------------

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (unaudited)

   Report of Independent Certified Public Accountants.........................2

   Condensed Balance Sheets--
     June 30, 2003 and December 31, 2002......................................3

   Condensed Statements of Income--
     Three and Six Months Ended June 30, 2003 and 2002........................4

   Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2003 and 2002..................................5

   Notes to Condensed Financial Statements--
      June 30, 2003...........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........30

Item 4. Controls and Procedures .............................................30

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................30

Item 4. Submission of Matters to a Vote of Security Holders..................31

Item 5. Other Information....................................................32

Item 6. Exhibits and Reports on Form 8-K.....................................32

SIGNATURES...................................................................33


For further information, refer to the VitalWorks Inc. annual report on Form 10-K filed on March 31, 2003.
   VitalWorks and RadConnect are registered trademarks of VitalWorks Inc. All other trademarks and company names are the property of
                            their respective owners.

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
VitalWorks Inc.



         We have reviewed the condensed balance sheet of VitalWorks Inc. as of June 30, 2003 and the related condensed statements of income for the three and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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




/s/ BDO Seidman, LLP

New York, New York
July 21, 2003

                                 VitalWorks Inc.
                            Condensed Balance Sheets
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          JUNE 30,   DECEMBER 31,
                                                                            2003          2002
                                                                          -----------------------
ASSETS                                                                    (UNAUDITED)      (NOTE)
Current assets:
    Cash and cash equivalents                                             $  36,720    $  39,474
    Accounts receivable, net of allowances of $1,900                         12,788       14,130
    Computer hardware held for resale                                         1,023          629
    Deferred income taxes, net                                                1,682        1,578
    Prepaid expenses and other current assets                                 2,396        1,660
                                                                          -----------------------
TOTAL CURRENT ASSETS                                                         54,609       57,471
Property and equipment, at cost, less accumulated
    depreciation and amortization of $10,248 and $9,026                       3,935        4,542
Goodwill                                                                     20,256       20,256
Product development and deferred finance costs, less
    accumulated amortization of $1,995 and $1,049                             8,780        9,049
Deferred income taxes, net                                                   25,068       25,172
Other assets                                                                    797          641
                                                                          -----------------------
Total assets                                                              $ 113,445    $ 117,131
                                                                          =======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                 $  10,493    $  10,630
    Accrued employee compensation and benefits                                2,080        4,636
    Accrued restructuring costs                                                 771        1,107
    Deferred revenue, including unearned discounts of $1,200 and $1,478       7,583        9,578
    Current portion of long-term debt                                         4,909        4,300
                                                                          -----------------------

TOTAL CURRENT LIABILITIES                                                    25,836       30,251
Long-term debt                                                               12,079       14,641
Other liabilities, primarily unearned discounts re: outsourced printing
services                                                                      6,600       11,806
COMMITMENTS AND CONTINGENCIES - NOTE E
Stockholders' equity:
    Preferred stock $.001 par value;
       2,000,000 shares authorized;
       none issued
    Common stock $.001 par value; 200,000,000 shares authorized;
       45,051,863 and 44,605,944 shares issued                                   45           45
    Additional paid-in capital                                              204,716      203,173
    Accumulated deficit                                                    (129,359)    (136,313)
    Treasury stock, at cost, 1,985,502 shares                                (6,472)      (6,472)
                                                                          -----------------------
TOTAL STOCKHOLDERS' EQUITY                                                   68,930       60,433
                                                                          -----------------------
Total liabilities and stockholders' equity                                $ 113,445    $ 117,131
                                                                          =======================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                             SEE ACCOMPANYING NOTES.

                                 VitalWorks Inc.
                   Condensed Statements of Income (unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                       2003      2002         2003      2002
                                                  -----------------------  -----------------------


REVENUES
   Maintenance and services                       $ 22,569    $ 21,229    $ 45,099    $ 42,394
   Software licenses and system sales                5,619       7,673      11,662      14,716
                                                  -----------------------  -----------------------
Total revenues                                      28,188      28,902      56,761      57,110
                                                  -----------------------  -----------------------
COSTS AND EXPENSES
Cost of revenues:
   Maintenance and services                          5,538       5,376      11,744      10,920
   Software licenses and system sales, includes
     amortization of product development costs
     of $427, $265, $855 and $387                    2,034       2,207       4,753       3,801
Selling, general and administrative                 11,678      11,928      23,926      24,542
Research and development                             3,850       3,565       7,697       6,740
Depreciation and amortization                          573         630       1,128       1,234
Credit for loan losses                                --        (3,000)       --        (6,000)
                                                   -----------------------  -----------------------
                                                    23,673      20,706      49,248      41,237
                                                   -----------------------  -----------------------
OPERATING INCOME                                     4,515       8,196       7,513      15,873
Interest income                                         73         649         164       1,219
Interest expense                                      (302)       (521)       (623)     (1,112)
                                                   -----------------------  -----------------------
INCOME BEFORE INCOME TAXES                           4,286       8,324       7,054      15,980
Provision for income taxes                              50          25         100          50
                                                   -----------------------  -----------------------
NET INCOME                                        $  4,236    $  8,299    $  6,954    $ 15,930
                                                   =======================  =======================

EARNINGS PER SHARE
   Basic                                          $   0.10    $   0.20    $   0.16    $   0.40
   Diluted                                        $   0.09    $   0.17    $   0.15    $   0.33


AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                            42,998      40,865      42,858      40,006
   Diluted                                          46,415      49,690      46,389      48,625














                             SEE ACCOMPANYING NOTES.

                                 VitalWorks Inc.
                 Condensed Statements of Cash Flows (unaudited)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             2003       2002
                                                                         -----------------------

OPERATING ACTIVITIES
Net income                                                                $  6,954    $ 15,930
Adjustments to reconcile net income to cash provided by operating activities:
    Credit for loan losses                                                    --        (6,000)
    Depreciation and amortization                                            1,128       1,234
    Provisions for bad debts, returns and discounts                          1,011       1,366
    Amortization of deferred finance costs, charged to interest expense         90         194
    Amortization of product development costs                                  855         387
    Changes in operating assets and liabilities:
      Accounts receivable                                                      331      (4,271)
      Computer hardware held for resale, prepaid expenses and other         (1,595)       (462)
      Accounts payable, accrued costs and expenses                          (1,796)       (475)
      Deferred revenue                                                      (1,716)       (570)
      Unearned discounts re: outsourced printing services                   (5,002)       (622)
                                                                         -----------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                      260       6,711
                                                                         -----------------------


INVESTING ACTIVITIES

    Product development costs                                                 (999)     (2,380)
    Proceeds from sale of office buildings                                     180       1,369
    Purchases of property and equipment                                       (512)       (465)
    Security deposit                                                          (308)       --
                                                                         -----------------------
    CASH USED IN INVESTING ACTIVITIES                                       (1,639)     (1,476)
                                                                         -----------------------

FINANCING ACTIVITIES
    Long-term debt:
      (Payments)                                                            (1,953)    (30,321)
      Proceeds                                                                --        27,450
    Loan payments from former directors                                       --         8,837
    Exercise of stock options by employees                                     578       5,080
    Deferred finance costs                                                    --          (523)
                                                                          ---------------------
    CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (1,375)     10,523
                                                                          ---------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (2,754)     15,758
Cash and cash equivalents at beginning of period                            39,474      12,988
                                                                          ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 36,720    $ 28,746
                                                                          =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid, net of refunds                                     $    227    $     61
    Interest paid                                                              450       1,297


                             SEE ACCOMPANYING NOTES.

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                  June 30, 2003

A. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 31, 2003. Certain prior period amounts in the condensed statement of income have been reclassified to conform to the 2003 presentation.

B. STOCK-BASED COMPENSATION

         The Company accounts for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant and the number of shares is fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement 123, of options granted in the second quarter and six months ended June 30, 2003 was $2.20 and $2.24, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                           SECOND QUARTER           SIX MONTHS
                                                                ENDED                 ENDED
                                                            JUNE 30, 2003         JUNE 30, 2003
                                                        --------------------------------------------
Net income, as reported                                        $4,236                 $6,954
Less:  total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax effects           (1,096)               (2,181)
                                                        ---------------------- ---------------------
Pro forma net income                                           $3,140                 $4,773
                                                        ====================== =====================
Earnings per share:
   Basic - as reported                                          $0.10                 $0.16
                                                        ====================== =====================
   Basic - pro forma                                            $0.07                 $0.11
                                                        ====================== =====================
   Diluted - as reported                                        $0.09                 $0.15
                                                        ====================== =====================
   Diluted - pro forma                                          $0.07                 $0.11
                                                        ====================== =====================




                                VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                  June 30, 2003


         The fair value of the Company's employee stock options awarded in 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Risk-free interest rate....................................      2.2% TO 2.5%
Expected dividend yield....................................          0.0%
Expected stock price volatility............................     75.4% TO 77.3%
Weighted average expected life (in years)..................           4

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

C. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                        SECOND QUARTER ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                       2003             2002            2003             2002
                                                   -------------------------------- --------------------------------
Numerator:
   Net income                                         $4,236           $8,299          $6,954           $15,930
                                                   ================================ ================================

Denominator:
   Basic EPS - weighted-average shares                42,998           40,865          42,858           40,006
      Effect of dilutive securities, stock option
        and warrant rights                             3,417            8,825           3,531            8,619
                                                   -------------------------------- --------------------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                46,415           49,690          46,389           48,625
                                                   ================================ ================================

Basic EPS                                              $0.10            $0.20           $0.16            $0.40
Diluted EPS                                            $0.09            $0.17           $0.15            $0.33


         Because their effect would be antidilutive, stock option and warrant rights for up to 1.7 million common shares (with exercise prices ranging from $3.74 to $17.84 per share) and 1.6 million common shares (with exercise prices ranging from $3.85 to $17.84 per share) were excluded from the diluted EPS calculation for the three and six-month periods ended June 30, 2003, respectively.

D. COMPREHENSIVE INCOME

         Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income is equivalent to its net income.

                                VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                  June 30, 2003


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


         In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company continues, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, the Company had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, the Company's arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, the Company refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of the Company's current aggregate transaction level. These discount amounts, received and refunded, have been classified as cash provided by and used in operating activities.


         From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.


         In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of the Company. The complaint alleges that in 2001, the Company received a preference payment from the business associate and seeks to avoid and recover the $.8 million payment made to the Company.

         On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of its executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of securities of the Company between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding the Company's business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of the Company's common stock during the Class Period, and that six officers of the Company, including the defendant officers, sold shares of Company common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against VitalWorks. The Court has appointed a lead plaintiff and lead attorney, and the Company's law firm was served with a consolidated complaint on August 4, 2003.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and

                                VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                                  June 30, 2003

expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon the Company.


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

         The nature of the restructuring accrual as of December 31, 2002 and June 30, 2003 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed. In the six months ended June 30, 2003, the accrual was reduced by $.3 million consisting primarily of lease payments.

G.  STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

         In the first half of 2003, the Company issued 445,919 shares of its common stock, consisting of 213,428 shares in connection with the exercise of stock options by certain employees, and 232,491 shares with respect to the Company-sponsored employee savings plan. As a result, the Company recognized $1.5 million as a credit to additional paid-in capital.

H.  SEGMENT INFORMATION

         The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of income disclose the financial information of the Company's reportable segments for the three and six-month periods ended June 30, 2003 and 2002. The Company does not account for or report its assets or capital expenditures by segments.

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

     Our operating results have been and/or may be influenced significantly by factors such as:

o release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;
o    timing of and costs related to development of our products;
o    length of sales and delivery cycles;
o    size and timing of orders for our products and services;
o    changes in the mix of products and or services sold;
o    availability of specified computer hardware for resale;
o deferral and/or realization of deferred software license and system revenues according to contract terms;

                                 VitalWorks Inc.

o interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;
o    changes in customer purchasing patterns;
o changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment;
o competition, including alternative product and service offerings, and price pressure;
o    customer attrition;
o timing of and charges or costs associated with mergers, acquisitions or other strategic events or transactions, completed or not completed;
o    timing and levels of advertising and promotional expenditures;
o changes of accounting estimates and assumptions used to prepare the prior periods' financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and
o uncertainties concerning pending and new litigation against us, including related professional services fees.


     In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, our Intuition(TM) product line of practice management and electronic medical records systems, and sales and services related to the implementation of certain requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.


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

                                 VitalWorks Inc.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY TO DEFEND AND COULD DIVERT OUR MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.


         As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us was successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations could be harmed.


WE INSTITUTED A STOCK REPURCHASE PROGRAM, WHICH MAY INVOLVE THE USE OF SIGNIFICANT CASH RESOURCES.


         In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. Spending under this program may in turn limit our ability to invest in our core business activities or undertake acquisitions, if any. In addition, there are a number of important factors that could cause us not to repurchase shares including, among others, the market price of our common stock, the nature of other investment opportunities available to us, our cash flows from operations, general economic conditions, and other factors identified in this report. As of August 11, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

WE MAY UNDERTAKE ACQUISITIONS, WHICH MAY INVOLVE SIGNIFICANT UNCERTAINTIES AND MAY INCREASE COSTS, DIVERT MANAGEMENT RESOURCES FROM OUR CORE BUSINESS ACTIVITIES, OR FAIL TO REALIZE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS.


        We may undertake acquisitions if we identify companies with desirable applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we were unable to retain the acquired companies' personnel or integrate them into our operations, the value of the acquired products, technology, and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:


o our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business had established relationships;
o       diversion of our management's attention from our existing business;
o       potential conflicts in customer and supplier relationships;

                                 VitalWorks Inc.

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

IF OUR NEW PRODUCTS, INCLUDING PRODUCT UPGRADES, AND SERVICES DO NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUES AND OPERATING RESULTS WILL SUFFER.


       The success of our business will depend in part on the market acceptance of:

o new products and services, such as our radiology information system, or RIS, and our Intuition(TM)product line, existing products and services; and
o        enhancements to our existing products and services.

       There can be no assurance that our clients will accept any of these products, product upgrades, or services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades, or services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades, or services could have a material adverse effect on our business.

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


       Our inability to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information systems, could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of potential attrition of existing clients and a shortfall in new client additions.


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

                                 VitalWorks Inc.

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


         The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior versions, current versions or future versions or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could materially adversely affect our business, revenues, operating results, cash flows and financial condition.

                                 VitalWorks Inc.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

       HIPAA


         Federal regulations have been adopted that impact the manner in which we conduct our business. We will be required to expend additional resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because these regulations are new and some are not yet effective, there is uncertainty as to how they will be interpreted and enforced.

         Although we will make a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to civil liability when we are the business associate of a covered entity, and could subject us to civil liability and criminal sanctions to the extent we are regulated directly as a covered entity. In addition, delay in developing or failure to develop products and or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our implementation of HIPAA regulations.


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

                                 VitalWorks Inc.

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


         We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. Although other vendors are available in the marketplace to provide these services, it would take time to switch suppliers. If these suppliers were unable to perform such services or the quality of these services declined, it could have a negative impact on customer satisfaction and ultimately result in a decrease in our revenues.


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

                                 VitalWorks Inc.


WE STRUCTURED THE SPIN-OFF OF PRACTICEWORKS AS A TAX-FREE TRANSACTION AND PRACTICEWORKS AGREED TO INDEMNIFY US FOR ANY TAX LIABILITIES ARISING OUT OF THE TRANSACTION THAT ARE ATTRIBUTABLE TO ITS ACTIONS. IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX-FREE TRANSACTION, WE MAY BE SUBJECT TO LIABILITIES AND WE CANNOT ASSURE YOU THAT PRACTICEWORKS OR ITS SUCCESSORS WILL HONOR ITS INDEMNIFICATION OBLIGATIONS.

         In March 2001, we spun-off our former dental practice management software business, PracticeWorks, Inc. The spin-off of PracticeWorks was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 places certain requirements that must be complied with in order to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks has generally agreed to indemnify us under certain circumstances to the extent any action or omission on its part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that PracticeWorks or its successors will have sufficient resources to fulfill its indemnification obligations and even if it had the resources, we cannot assure you that PracticeWorks or its successors will not refute its indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.


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

                                 VitalWorks Inc.

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

We market our products and services primarily to three types of physician practices:

o ambulatory imaging centers and radiology practices, as well as anesthesiology practices;
o large general and emergency medicine practices, such as physician networks, clinics and management service organizations that generally include ten or more doctors; and
o small group practices of generally fewer than ten doctors that serve a local community, including ophthalmology, dermatology and general medicine practices.

         In the first half of 2003 and 2002, approximately 40% of our revenues were derived from the radiology/anesthesiology market and 30% from each of our other markets.

RESULTS OF OPERATIONS

REVENUES

                                                   Second Quarter Ended                        Six Months Ended
June 30,                                       2003         CHANGE       2002            2003         CHANGE       2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Maintenance and services                      $22,569        6.3%      $21,229         $45,099         6.4%       $42,394
Percentage of total revenues                   80.1%                    73.5%           79.5%                      74.2%
-----------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales            $ 5,619      (26.8)%     $ 7,673         $11,662       (20.8)%      $14,716
Percentage of total revenues                   19.9%                    26.5%           20.5%                      25.8%
-----------------------------------------------------------------------------------------------------------------------------


         We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer

                                 VitalWorks Inc.

arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.

         Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

         If we were to adopt new, or change our current, business practices in response to a preference from the market or otherwise, then our revenue recognition practices may be subject to significant change to comply with the requisite accounting principles. For example, subscription-type arrangements and practices strictly for software services and support would result in the recognition of revenues ratably over the term of the arrangement.

         The increase in maintenance and services revenues for the second quarter and the six-month periods is mainly attributable to an increase in implementation and training services revenues of $1.8 million and $3.5 million, respectively, which related primarily to HIPAA compliance. The increases were partially offset by the loss of rental revenue of $.3 million and $.6 million, respectively, due to the sale of our former headquarters building in August 2002 and, to a lesser extent, a decline in maintenance revenues related to customer attrition.

         Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases), particularly software products marketed to large physician group practices.

         We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new radiology information system, or RIS, our Intuition(TM) product line of practice management and electronic medical records systems, and sales and services related to the implementation of certain requirements of HIPAA, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance.

                                 VitalWorks Inc.


COST OF REVENUES

                                                      Second Quarter Ended                       Six Months Ended
June 30,                                          2003        CHANGE        2002            2003        CHANGE      2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
Maintenance and services                         $5,538        3.0%        $5,376          $11,744       7.5%      $10,920
Percentage of maintenance and services
revenue                                          24.5%                     25.3%            26.0%                   25.8%
-----------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales               $2,034       (7.8)%       $2,207          $4,753        25.0%     $3,801
Percentage of software licenses and
system sales                                     36.2%                     28.8%            40.8%                   25.8%
-----------------------------------------------------------------------------------------------------------------------------


         Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The increase in the second quarter is primarily due to the additional use of third parties for implementation and training services. The increase for the six-month period principally reflects $.4 million of additional costs incurred with respect to arrangements with our EDI suppliers and $.2 million of additional third-party service provider costs.


         Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of product development costs. The decrease in the June quarter is primarily due to a decline in computer hardware sales. The increase regarding the six-month comparison is largely attributable to an increase in amortization of product development costs of $.5 million and $.4 million of additional software royalties.

OPERATING EXPENSES

                                                   Second Quarter Ended                       Six Months Ended
June 30,                                       2003         CHANGE       2002            2003        CHANGE      2002
----------------------------------------------------------------------------------- --------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Selling, general and administrative           $11,678       (2.1)%      $11,928         $23,926      (2.5)%     $24,542
Percentage of total revenues                   41.4%                     41.3%           42.2%                   43.0%
--------------------------------------------------------------------------------------------------------------------------
Research and development                      $ 3,850        8.0%       $ 3,565         $ 7,697       14.2%     $ 6,740
Percentage of total revenues                   13.7%                     12.3%           13.6%                   11.8%
--------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                  $ 573         (9.0)%      $ 630          $ 1,128      (8.6)%     $ 1,234
Percentage of total revenues                    2.0%                     2.2%            2.0%                    2.2%
--------------------------------------------------------------------------------------------------------------------------


         Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses declined primarily due to decreases in bad debt expense of $.4 million and $.7 million and variable compensation expense of $.2 million and $.6 million, respectively, for the three and six-month periods ended June 30, 2003. These decreases were partially offset by smaller increases in marketing and fixed compensation expenses. Moreover,

                                 VitalWorks Inc.

the June 2003 quarter includes a credit of $.5 million that reflects the resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997. The June 2002 quarter also includes a credit of $.5 million that reflects a savings in connection with the early termination of an office lease for a facility closed in March 2001 as part of a major restructuring plan. The credits were recognized through the reduction of certain accrued liabilities.


         The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded product research and development activities. For the quarter and six months ended June 30, 2003, we capitalized $.3 million (or 7.0% of total research and development expenditures) and $.7 million (or 8.1% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the same periods of 2002, we capitalized $1.6 million (or 31.4% of total research and development expenditures) and $2.4 million (or 26.1% of total research and development expenditures) of third-party programmer fees. The amounts capitalized relate to our development of Web-based applications, including a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available.

         The decrease in depreciation and amortization expense reflects the fact that certain assets became fully depreciated in 2002.

         In the first seven months of 2002, we received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from us, including interest. Consequently, we recorded a credit of $6.0 million ($3.0 million each in the March and June 2002 quarters) reflecting a complete reversal of the allowance for loan losses established in March 2001.

INTEREST INCOME (EXPENSE)


                                              Second Quarter Ended                           Six Months Ended
June 30,                                 2003         CHANGE        2002             2003         CHANGE          2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Interest income                           $73         (88.8)%       $649             $164         (86.5)%        $1,219
Interest expense                         (302)        (42.0)%       (521)           (623)         (44.0)%       (1,112)
-----------------------------------------------------------------------------------------------------------------------------

         The decrease in interest income reflects interest recognized in 2002 in connection with the recovery of the notes receivable from former officers.


         Interest expense consists primarily of interest costs incurred in connection with our outstanding term loan and real estate mortgage loans. As of August 2002, the mortgage loans were repaid in full. The decrease in interest expense is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.


INCOME TAXES

         For the first half of 2003 and 2002, we recorded quarterly income tax provisions of $50,000 and $25,000, respectively. Management has assessed the realizable value of our deferred tax assets of $53.3 million and

                                 VitalWorks Inc.

determined that a valuation allowance of $23.2 million was necessary as of June 30, 2003 to, along with deferred tax liabilities of $3.3 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

         Our effective income tax rate is expected to remain at less than 2% for the rest of 2003 due primarily to utilization of net operating loss carryforwards.

NET INCOME

         As a result of the above factors, net income for the three and six-month periods ended June 30, 2003 decreased to $4.2 million and $7.0 million from $8.3 million and $15.9 million, respectively, for the corresponding periods of 2002.

         To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES


         To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the six months ended June 30, 2003, and for fiscal years 2002, 2001 and 2000, we generated positive cash flows from operating activities of $.3 million, $20.8 million, $18.2 million and $12.8 million, respectively. In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, we had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, we refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of our current aggregate transaction level. These discount amounts, received and refunded, have been classified as cash provided by and used in operating activities.


         Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) for the second quarter of 2003 was 41 days, down from 49 days for the corresponding June 2002 quarter. Looking forward, assuming license and systems sales increase, we would then expect our days sales outstanding to range from 50 to 60 days.

         Investing activities for the six months ended June 30, 2003 resulted in a use of cash of $1.6 million. This total includes $1.0 million used for software development costs, and $.5 million used primarily for purchases of computer equipment and software.

         Cash used in financing activities for the six months ended June 30, 2003 amounted to $1.4 million consisting of $2.0 million of principal payments of long-term debt, partly offset by $.6 million of payments received in connection with the exercise of stock options by employees.

         As of June 30, 2003, we had cash and cash equivalents of $36.7 million and $17.0 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In March

                                 VitalWorks Inc.

 2002, we entered into a new four-year credit agreement with Wells Fargo Foothill, Inc. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2%, and a mortgage loan of $5.5 million. We repaid the mortgage loan in August 2002 in connection with the sale of our Atlanta property. Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as 1.1% over the life of the loan. Interest is payable monthly in arrears. Principal is payable over the life of the agreement, including a balloon payment in March 2006. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 2% in year two and 1% in year three of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The outstanding term loan, which is collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to shareholders.

         The following table summarizes, as of June 30, 2003, the general timing of future payments under our outstanding loan agreement, lease agreements that include noncancellable terms, and other long-term contractual obligations.


                                                                     PAYMENTS DUE BY PERIOD
                                   -------------------------------------------------------------------------------------------

                                      TOTALS          2003           2004            2005           2006         THEREAFTER
                                   -------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)


Long-term debt...................      $16,600        $ 2,100        $ 2,500                        $12,000
Operating leases.................        9,311          1,359          2,415        $ 1,858           1,850        $ 1,829
Capital leases...................          388            246            128             14
Other long-term liabilities......          547                            86            321             130             10
                                   -------------------------------------------------------------------------------------------
                                       $26,846        $ 3,705        $ 5,129        $ 2,193         $13,980        $ 1,839
                                   ===========================================================================================

         In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, we incurred $.5 million for processing services. For the twelve-month period ending May 2004, we are committed to pay $.6 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on our volume usage in the last month of the preceding year.

         In connection with our employee savings plan, we have committed, for the 2003 plan year, to contribute to the plan. Our matching contribution for the remainder of 2003, estimated to be approximately $.4 million, will be made half in cash and half in shares of our common stock.

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

         We anticipate capital expenditures of approximately $3 million for the remainder of 2003, including software development costs of approximately $1 million. We intend to review potential strategic acquisitions and other business alliances.


         In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or

                                VitalWorks Inc.

discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. We did not repurchase any shares in the first half of 2003. As of August 11, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

         From time to time, in the normal course of business, various claims are made against us. Except for the proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

         In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleges that in 2001, we received a preference payment from the business associate and seeks to avoid and recover the $.8 million payment made to us.

         On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against us. The Court has appointed a lead plaintiff and lead attorney, and our law firm was served with a consolidated complaint on August 4, 2003.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon us.

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

         We believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business for the next twelve months, including the

                                VitalWorks Inc.

potential repurchase of up to $9 million of our outstanding common stock in accordance with our stock repurchase program described above.


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


         REVENUE RECOGNITION. We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.


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

                                VitalWorks Inc.

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

                                VitalWorks Inc.


         STOCK-BASED COMPENSATION. We account for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant and the number of shares is fixed. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in the second quarter and six months ended June 30, 2003 was $2.20 and $2.24, as calculated using the Black-Scholes option valuation model. We price our stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                            SECOND QUARTER          SIX MONTHS
                                                                ENDED                 ENDED
                                                            JUNE 30, 2003         JUNE 30, 2003
                                                        --------------------------------------------
Net income, as reported                                        $4,236                 $6,954
Less:  total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax effects           (1,096)               (2,181)
                                                        ---------------------- ---------------------
Pro forma net income                                           $3,140                 $4,773
                                                        ====================== =====================
Earnings per share:
   Basic - as reported                                          $0.10                 $0.16
                                                        ====================== =====================
   Basic - pro forma                                            $0.07                 $0.11
                                                        ====================== =====================
   Diluted - as reported                                        $0.09                 $0.15
                                                        ====================== =====================
   Diluted - pro forma                                          $0.07                 $0.11
                                                        ====================== =====================

         The fair value of our employee stock options awarded in 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Risk-free interest rate....................................      2.2% TO 2.5%
Expected dividend yield....................................          0.0%
Expected stock price volatility............................     75.4% TO 77.3%
Weighted average expected life (in years)..................           4


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

                                 VitalWorks Inc.


         EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share ("EPS") (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                        SECOND QUARTER ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                       2003             2002            2003             2002
                                                   -------------------------------- --------------------------------
Numerator:
   Net income                                         $4,236           $8,299          $6,954           $15,930
                                                   ================================ ================================

Denominator:
   Basic EPS - weighted-average shares                42,998           40,865          42,858           40,006
      Effect of dilutive securities, stock option
        and warrant rights                             3,417            8,825           3,531            8,619
                                                   -------------------------------- --------------------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                46,415           49,690          46,389           48,625
                                                   ================================ ================================

Basic EPS                                              $0.10            $0.20           $0.16            $0.40
Diluted EPS                                            $0.09            $0.17           $0.15            $0.33


         Because their effect would be antidilutive, stock option and warrant rights for up to 1.7 million common shares (with exercise prices ranging from $3.74 to $17.84 per share) and 1.6 million common shares (with exercise prices ranging from $3.85 to $17.84 per share) were excluded from the diluted EPS calculation for the three and six-month periods ended June 30, 2003, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS


         In November 2002, the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force reached consensus with respect to Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses the accounting for multiple-element revenue arrangements. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into on or after July 1, 2003 and is not expected to have a material effect on our financial statements.


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

                                VitalWorks Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $16.6 million of our outstanding debt at June 30, 2003 relates to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at June 30, 2003. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES


         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, in the normal course of business, various claims are made against us. Except for the proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.


         In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleges that in 2001, we received a preference payment from the business associate and seeks to avoid and recover the $.8 million payment made to us.

         On February 27, 2003, a purported class action complaint was filed in the United States District Court for the District of Connecticut against VitalWorks Inc. and three of our executive officers. The action was brought by plaintiff Bernard Frazier, on behalf of purchasers of our securities between April 24, 2002 and October 23, 2002 (the "Class Period"). The complaint alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and breach of fiduciary duties. The complaint alleges that the defendants made misleading statements and omissions regarding our business and operations, principally in press releases and public conference calls in April 2002 and July 2002, which allegedly had the effect of artificially inflating the market price of our common stock during the Class Period, and that six of our officers, including the defendant officers, sold shares of our common stock during the Class Period. The

                                VitalWorks Inc.

plaintiff seeks recovery of an unstated amount of compensatory damages, attorneys' fees and costs. Three additional complaints containing substantially similar causes of action as the above referenced matter were served against us. The Court has appointed a lead plaintiff and lead attorney, and our law firm was served with a consolidated complaint on August 4, 2003.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon us.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on June 11, 2003, our stockholders adopted the following proposals by the margins indicated:

      1. To elect members of the Board of Directors to serve for a one-year term.

                                                            Number of Shares
                                                    For           Against       Abstain
                                            -------------------------------------------------
           Joseph M. Walsh                       31,149,494          0         6,282,304
           Stephen N. Kahane, M.D., M.S.         31,183,115          0         6,248,683
           Michael A. Manto                      31,151,304          0         6,280,494
           Kenneth R. Adams                      36,674,424          0          757,374
           Stephen J. DeNelsky                   36,673,925          0          757,873
           David B. Shepherd                     36,673,788          0          758,010



                                VitalWorks Inc.

2. To ratify our appointment of BDO Seidman, LLP as our independent certified public accountants for the fiscal year ending December 31, 2003.

                                           Number of Shares
                                   For            Against       Abstain
                           -------------------------------------------------
                                36,697,855        712,328        21,615

ITEM 5.  OTHER INFORMATION


         In April and May 2002, each of our executive officers entered into an individual stock trading plan, or a so-called Rule 10b5-1 plan. These plans specified trading periods that generally extended for up to one year, number of shares to be sold, and prices at which shares may be sold. More specifically, the Rule 10b5-1 plan of Joseph M. Walsh, our president and chief executive officer, provided for the sale of not more than 90,000 shares on-average per quarter over the twelve-month period ended May 30, 2003. The aggregate number of shares sold under Mr. Walsh's plan represented 11.3% of the number of shares, including option shares, then held by him. The plans of all the executive officers have expired. Since March 6, 2001, approximately 11.7% of the aggregate holdings, including option shares, of the executive officers was sold.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No.   Description
-----------   -----------

15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(B)  REPORTS ON FORM 8-K

              We filed the following report on Form 8-K during the quarter ended June 30, 2003:

              Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2003 with respect to our announcement of our financial results for the quarter ended March 31, 2003.

                                 VitalWorks Inc.

            Form 10-Q for the Three-month Period Ended June 30, 2003


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    VitalWorks Inc.



                    /s/ Michael A. Manto                               8/13/03
                    ----------------------------------------------------------
                    Michael A. Manto                                      Date
                    Executive Vice President and Chief
                    Financial Officer



                    /s/ Joseph M. Walsh                                8/13/03
                    ----------------------------------------------------------
                    Joseph M. Walsh                                       Date
                    Chairman and Chief Executive Officer