Form 10-Q
period 2003-09-30
VITALWORKS INC
filed 2003-11-13
CIK 1028584

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                            --------------    --------------.

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes  [X]   No [ ]

As of November 11, 2003 there were 43,282,644 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-Q


                                      INDEX

                                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Report of Independent Certified Public Accountants..........................   2

   Condensed Balance Sheets  --
     September 30, 2003 and December 31, 2002..................................   3

   Condensed Statements of Income  --
     Three and Nine Months Ended September 30, 2003 and 2002...................   4

   Condensed Statements of Cash Flows --
     Nine Months Ended September 30, 2003 and 2002.............................   5

   Notes to Condensed Financial Statements --
      September 30, 2003.......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............  31

Item 4. Controls and Procedures ...............................................  31

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................................  31

Item 5. Other Information......................................................  32

Item 6. Exhibits and Reports on Form 8-K.......................................  33

SIGNATURES.....................................................................  34


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

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
VitalWorks Inc.

         We have reviewed the condensed balance sheet of VitalWorks Inc. as of September 30, 2003 and the related condensed statements of income for the three- and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

New York, New York
October 20, 2003

                                 VitalWorks Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2003             2002
                                                                                     -----------------------------
                                                                                      (unaudited)        (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                                      $  36,801       $  39,474
       Accounts receivable, net of allowances of $2,400 and $1,900                       14,626          14,130
       Computer hardware held for resale                                                  1,047             629
       Deferred income taxes, net                                                         2,004           1,578
       Prepaid expenses and other current assets                                          3,222           1,660
                                                                                      -------------------------
TOTAL CURRENT ASSETS                                                                     57,700          57,471
Property and equipment, at cost, less accumulated
        depreciation and amortization of $10,910 and $9,026                               4,055           4,542
Goodwill                                                                                 20,256          20,256
Product development costs, less accumulated
        amortization of $2,193 and $910                                                   8,261           8,473
Deferred income taxes, net                                                               24,746          25,172
Other assets                                                                              1,500           1,217
                                                                                      -------------------------
Total assets                                                                          $ 116,518       $ 117,131
                                                                                      =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                          $  10,734       $  10,630
       Accrued employee compensation and benefits                                         2,289           4,636
       Accrued restructuring costs                                                          665           1,107
       Deferred revenue, including unearned discounts of $1,200 and $1,478                7,940           9,578
       Current portion of long-term debt                                                  4,068           4,300
                                                                                      -------------------------
TOTAL CURRENT LIABILITIES                                                                25,696          30,251
Long-term debt                                                                           12,064          14,641
Other liabilities, primarily unearned discounts re: outsourced printing services          6,267          11,806
COMMITMENTS AND CONTINGENCIES - NOTE F
Stockholders' equity:
       Preferred stock $.001 par value; 2,000,000 shares authorized;
          none issued
       Common stock $.001 par value; 200,000,000 shares authorized;
          45,228,709 and 44,605,944 shares issued                                            45              45
       Additional paid-in capital                                                       205,246         203,173
       Accumulated deficit                                                             (126,328)       (136,313)
       Treasury stock, at cost, 1,985,502 shares                                         (6,472)         (6,472)
                                                                                      -------------------------
TOTAL STOCKHOLDERS' EQUITY                                                               72,491          60,433
                                                                                      -------------------------
Total liabilities and stockholders' equity                                            $ 116,518       $ 117,131
                                                                                      =========================




 Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
                   Condensed Statements of Income (unaudited)
                      (in thousands, except per share data)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                         2003            2002          2003           2002
                                                       -----------------------       -----------------------
REVENUES
     Maintenance and services                          $ 22,240       $ 21,389       $ 67,339       $ 63,783
     Software licenses and system sales                   5,849          7,267         17,511         21,983
                                                       -----------------------       -----------------------
Total revenues                                           28,089         28,656         84,850         85,766
                                                       -----------------------       -----------------------

COSTS AND EXPENSES
Cost of revenues:
     Maintenance and services                             5,330          5,553         17,074         16,473
     Software licenses and system sales, includes
       amortization of product development costs
       of $428, $262, $1,283 and $649                     2,119          2,204          6,872          6,005
Selling, general and administrative                      12,758         12,367         36,684         36,909
Research and development                                  4,002          3,360         11,699         10,100
Depreciation and amortization                               613            665          1,741          1,899
Credit for loan losses                                                                                (6,000)
                                                       -----------------------       -----------------------
                                                         24,822         24,149         74,070         65,386
                                                       -----------------------       -----------------------
OPERATING INCOME                                          3,267          4,507         10,780         20,380
Interest income                                              61            137            225          1,356
Interest expense                                           (247)          (453)          (870)        (1,565)
                                                       -----------------------       -----------------------
INCOME BEFORE INCOME TAXES                                3,081          4,191         10,135         20,171
Provision for income taxes                                   50             56            150            106
                                                       -----------------------       -----------------------
NET INCOME                                             $  3,031       $  4,135       $  9,985       $ 20,065
                                                       =======================       =======================

EARNINGS PER SHARE
     Basic                                             $   0.07       $   0.10       $   0.23       $   0.49
     Diluted                                           $   0.06       $   0.08       $   0.21       $   0.41

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                               43,203         43,284         42,974         41,110
     Diluted                                             47,460         50,385         46,791         49,228


                             See accompanying notes.

                                 VitalWorks Inc.
                 Condensed Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                2003          2002
                                                                             -----------------------
OPERATING ACTIVITIES
Net income                                                                   $  9,985       $ 20,065
Adjustments to reconcile net income to cash provided by
  operating activities:
    Credit for loan losses                                                                    (6,000)
    Depreciation and amortization                                               1,741          1,899
    Provisions for bad debts, returns and discounts                             1,512          1,933
    Amortization of deferred finance costs, charged to interest expense           129            235
    Amortization of product development costs                                   1,283            649
    Changes in operating assets and liabilities:
      Accounts receivable                                                      (2,008)        (4,051)
      Computer hardware held for resale, prepaid expenses and other            (2,584)        (1,092)
      Accounts payable, accrued costs and expenses                             (1,740)           658
      Deferred revenue                                                         (1,360)           424
      Unearned discounts re: outsourced printing services                      (5,301)          (969)
                                                                             -----------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                       1,657         13,751
                                                                             -----------------------

INVESTING ACTIVITIES
    Product development costs                                                  (1,429)        (3,406)
    Proceeds from sale of office buildings                                        270          7,220
    Purchases of property and equipment                                          (854)          (630)
    Security deposit                                                             (308)
    Cash received from PracticeWorks, Inc.                                                       333
                                                                             -----------------------
    CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (2,321)         3,517
                                                                             -----------------------

FINANCING ACTIVITIES
    Long-term debt:
      (Payments)                                                               (2,903)       (37,178)
        Proceeds                                                                              27,450
    Loan payments from former directors                                                       10,991
    Exercise of stock options by employees                                        992          9,715
    Deferred finance costs                                                        (98)          (530)
                                                                             -----------------------
    CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (2,009)        10,448
                                                                             -----------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (2,673)        27,716
Cash and cash equivalents at beginning of period                               39,474         12,988
                                                                             -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 36,801       $ 40,704
                                                                             =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid, net of refunds                                       $    282       $    159
     Interest paid                                                                681          1,746



                             See accompanying notes.

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                               September 30, 2003

A. BASIS OF PRESENTATION

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002 included in the VitalWorks Inc. (the "Company" or "VitalWorks") annual report on Form 10-K filed on March 31, 2003. Certain prior period amounts in the condensed statement of income have been reclassified to conform to the 2003 presentation.

B. STOCK-BASED COMPENSATION

            The Company accounts for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement 123, of options granted in the third quarter and nine months ended September 30, 2003 was $2.44 and $2.32, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                         THIRD QUARTER          NINE MONTHS
                                                            ENDED                  ENDED
                                                       SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                                       ------------------    ------------------
Net income, as reported                                   $   3,031           $   9,985
Less:  total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax effects         (1,098)             (3,279)
                                                          ---------           ---------
Pro forma net income                                      $   1,933           $   6,706
                                                          =========           =========
Earnings per share:
   Basic - as reported                                    $    0.07           $    0.23
                                                          =========           =========
   Basic - pro forma                                      $    0.04           $    0.16
                                                          =========           =========
   Diluted - as reported                                  $    0.06           $    0.21
                                                          =========           =========
   Diluted - pro forma                                    $    0.04           $    0.15
                                                          =========           =========

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                               September 30, 2003


            The fair value of the Company's employee stock options awarded in 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:


Risk-free interest rate.........................................................           2.2% to 2.5%
Expected dividend yield.........................................................               0.0%
Expected stock price volatility.................................................          74.8% to 77.3%
Weighted average expected life (in years).......................................                 4

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

C. EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                                     THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  2003                2002            2003               2002
                                                                ---------------------------         ---------------------------
Numerator:
   Net income                                                   $ 3,031              $ 4,135        $ 9,985            $ 20,065
                                                                ============================        ===========================
Denominator:
   Basic EPS - weighted-average shares                           43,203               43,284         42,974              41,110
      Effect of dilutive securities, stock option
        and warrant rights                                        4,257                7,101          3,817               8,118
                                                                ----------------------------        ---------------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                           47,460               50,385         46,791              49,228
                                                                ============================        ===========================
Basic EPS                                                       $  0.07              $  0.10        $  0.23             $  0.49
Diluted EPS                                                     $  0.06              $  0.08        $  0.21             $  0.41

            Because their effect would be antidilutive, stock option and warrant rights for up to 1.2 million common shares (with exercise prices ranging from $4.60 to $17.84 per share) and 1.6 million common shares (with exercise prices ranging from $4.25 to $17.84 per share) were excluded from the diluted EPS calculation for the three and nine-month periods ended September 30, 2003, respectively.

D. COMPREHENSIVE INCOME

            Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income is equivalent to its net income.

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                               September 30, 2003


E.  LONG-TERM DEBT

            In August 2003, the Company entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included the Company's outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.5% at September 30, 2003). Subject to achieving certain specified earnings targets, the margin by which the Company's interest rate on the term loan exceeds prime may be reduced by as much as .25% over the remaining life of the loan. Interest is payable monthly in arrears. Principal is payable quarterly through April 1, 2004, with a balloon payment in August 2007. Should the Company decide to prepay the term loan in full prior to year four, it would incur a prepayment fee equal to 2% in year one and 1% in year two of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The outstanding term loan, which is collateralized by substantially all of the Company's assets and intellectual property rights, subjects the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to stockholders. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans, at an interest rate of prime plus .75%. Availability of the acquisition credit line is at the discretion of Wells Fargo and principal would be payable in equal quarterly payments over the shorter of 48 months from the applicable funding date or the remaining term of the amended agreement.

            As of September 30, 2003, maturities of long-term debt are as follows: $1.4 million in 2003, $2.7 million in 2004, and $12.0 million in 2007.

F. COMMITMENTS AND CONTINGENT MATTERS

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

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                               September 30, 2003



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

            On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon the Company. On August 18, 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint.

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

G.  ACCRUED RESTRUCTURING COSTS

            In August 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005.

            The nature of the restructuring accrual as of December 31, 2002 and September 30, 2003 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the

                                 VitalWorks Inc.
               Notes to Condensed Financial Statements (unaudited)
                               September 30, 2003


offices that were closed. In the nine months ended September 30, 2003, the accrual was reduced by $.4 million consisting primarily of lease payments.

H.  STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

            In 2003, the Company issued 622,765 shares of its common stock, consisting of 363,914 shares in connection with the exercise of stock options by certain employees, and 258,851 shares with respect to the Company-sponsored employee savings plan. As a result, the Company recognized $2.1 million as a credit to additional paid-in capital.

I.  SEGMENT INFORMATION

            The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of income disclose the financial information of the Company's reportable segments for the three and nine-month periods ended September 30, 2003 and 2002. The Company does not account for or report its assets or capital expenditures by segments.

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

OUR OPERATING RESULTS WILL VARY FROM PERIOD TO PERIOD. IN ADDITION, WE HAVE EXPERIENCED LOSSES IN THE PAST AND MAY NEVER ACHIEVE CONSISTENT PROFITABILITY.

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

  -    changes in the mix of products and/or services sold;

  -    availability of specified computer hardware for resale;

  - deferral and/or realization of deferred software license and system revenues according to contract terms;

  - interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

                                 VitalWorks Inc.


   -    changes in customer purchasing patterns;

   - changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment;

   - competition, including alternative product and service offerings, and price pressure;

   -    customer attrition;

   - timing of and charges or costs associated with mergers, acquisitions or other strategic events or transactions, completed or not completed;

   -    timing and levels of advertising and promotional expenditures;

   - changes of accounting estimates and assumptions used to prepare the prior periods' financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

   - uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.

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

                                 VitalWorks Inc.

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

WE INSTITUTED A STOCK REPURCHASE PROGRAM, WHICH MAY INVOLVE THE USE OF SIGNIFICANT CASH RESOURCES.

            In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. Spending under this program may in turn limit our ability to invest in our core business activities or undertake acquisitions, if any. In addition, there are a number of important factors that could cause us not to repurchase shares including, among others, the market price of our common stock, the nature of other investment opportunities available to us, our cash flows from operations, general economic conditions, and other factors identified in this report. As of November 11, 2003, we repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million.

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

                                VitalWorks Inc.

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

         The success of our business will depend in part on the market acceptance of:

   - new products and services, such as our radiology information system, or RIS, and our Intuition(TM) product line, existing products and services; and

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

         Our inability to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information systems will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If new software sales do not materialize, our maintenance and electronic data interchange, or EDI, services revenues can be expected to decrease over time due to the combined effects of potential attrition of existing clients and a shortfall in new client additions.

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

                                 VitalWorks Inc.

adapting our products, technology and services or developing new products, technologies and services, our business could be harmed.

THE NATURE OF OUR PRODUCTS AND SERVICES EXPOSES US TO PRODUCT LIABILITY CLAIMS THAT MAY NOT BE ADEQUATELY COVERED BY INSURANCE OR CONTRACTUAL INDEMNIFICATION.

            As a product and service provider in the healthcare industry, we operate under the continual threat of product liability claims being brought against us. Errors or malfunctions with respect to our products or services could result in product liability claims. Although we believe that we carry adequate insurance coverage against product liability claims, we cannot assure you that claims in excess of our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have been able to obtain what we believe to be adequate insurance coverage at an acceptable cost in the past, we cannot assure you that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

                                 VitalWorks Inc.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         HIPAA

            Federal regulations have been adopted that impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because some of these regulations are new and some are not yet effective, there is uncertainty as to how they will be interpreted and enforced.

            Although we have made, and will continue to make, a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to penalties and damages, as well as civil liability and criminal sanctions to the extent we are a business associate of a covered entity or regulated directly as a covered entity. In addition, delay in developing or failure to develop products and or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our implementation of HIPAA regulations.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY BREACHES AND VIRUSES.

            The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers', operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or damage our reputation in the market making it difficult to obtain new customers.

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

                                 VitalWorks Inc.

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

            Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 65% of our total revenues are of a recurring nature.

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

            In the nine months ended September 30, 2003 and 2002, approximately 40% of our revenues were derived from the radiology/anesthesiology market and 30% from each of our other markets.

RESULTS OF OPERATIONS

REVENUES

                                                  Third Quarter Ended                     Nine Months Ended
September 30,                           2003            CHANGE       2002         2003           CHANGE          2002
----------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Maintenance and services                $22,240           4.0%     $21,389       $67,339           5.6%         $63,783

Percentage of total revenues               79.2%                      74.6%         79.4%                          74.4%
-----------------------------------------------------------------------------------------------------------------------
Software licenses and system sales      $ 5,849         (19.5)%     $7,267       $17,511         (20.3)%        $21,983

Percentage of total revenues               20.8%                      25.4%         20.6%                          25.6%
-----------------------------------------------------------------------------------------------------------------------

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

                                 VitalWorks Inc.

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

            The increase in maintenance and services revenues for the third quarter and the nine-month periods is mainly attributable to an increase in implementation and training services revenues of $1.2 million and $4.7 million, respectively, which related primarily to HIPAA compliance. The increases were partially offset by the loss of rental revenue of $.2 million and $.8 million, respectively, due to the sale of our former headquarters building in August 2002, and, to a lesser extent, a decline in maintenance revenues related to customer attrition.

             Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases), particularly software products marketed to large physician group practices. The decline was partially offset by an increase in software and system sales into the small-group market.

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

                                 VitalWorks Inc.

COST OF REVENUES


                                                          Third Quarter Ended                          Nine Months Ended
September 30,                                         2003      CHANGE       2002                  2003     CHANGE          2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Maintenance and services                             $5,330     (4.0)%      $5,553               $17,074      3.6%         $16,473

Percentage of maintenance and services revenue         24.0%                  26.0%                 25.4%                     25.8%
----------------------------------------------------------------------------------------------------------------------------------
Software licenses and system sales                   $2,119     (3.9)%      $2,204               $ 6,872     14.4%         $ 6,005

Percentage of software licenses and system sales       36.2%                  30.3%                 39.2%                     27.3%
----------------------------------------------------------------------------------------------------------------------------------

            Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The decrease in the third quarter is primarily due to a decline in the number of EDI billing and statement printing transactions. The increase for the nine-month period principally reflects the additional use of third parties for implementation and training services.

            Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of product development costs. The decrease in the September quarter is primarily due to a decline in computer hardware sales. The increase regarding the nine-month comparison is largely attributable to an increase in amortization of product development costs of $.6 million and $.5 million of additional software royalties.

OPERATING EXPENSES

                                                 Third Quarter Ended                              Nine Months Ended
September 30,                               2003        CHANGE       2002                  2003       CHANGE          2002
--------------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Selling, general and administrative        $12,758        3.2%     $12,367               $36,684        (.6)%        $36,909

Percentage of total revenues                  45.4%                   43.2%                 43.2%                       43.0%
----------------------------------------------------------------------------------------------------------------------------
Research and development                   $ 4,002       19.1%     $ 3,360               $11,699       15.8%         $10,100

Percentage of total revenues                  14.2%                   11.7%                 13.8%                       11.8%
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization              $   613       (7.8)%    $   665               $ 1,741       (8.3)%        $ 1,899

Percentage of total revenues                   2.2%                    2.3%                  2.1%                        2.2%
----------------------------------------------------------------------------------------------------------------------------


            Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The increase in selling, general and administrative expenses for the September quarter is primarily due to an increase in fixed compensation expense of $.6 million, charges of $.3 million relating to merger and acquisition initiatives, and additional legal fees of $.2 million, partially offset by decreases in variable compensation of $.5 million and bad debt expense of $.3 million. The increase in fixed compensation is mainly due to an increase in our employee base. The decline for the nine-month period principally reflects decreases in variable compensation expense of $1.0 million and bad debt expense of $.9

                                 VitalWorks Inc.

million. These decreases were partially offset by increases in fixed compensation expense of $.8 million, merger and acquisition activities as noted above, additional legal fees of $.3 million, and smaller increases in marketing, insurance, travel and other administrative expenses. Moreover, the nine-month period ended September 30, 2003 includes a credit of $.5 million that reflects the resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997. The 2002 nine-month period also includes a credit of $.5 million. This credit reflects a savings in connection with the early termination of an office lease for a facility closed in March 2001 as part of a restructuring plan. The credits were recognized through the reduction of certain accrued liabilities.

            The increase in research and development expenses is mainly attributable to additional personnel costs and third-party software developer fees associated with our expanded research and development activities. In addition, for the quarter and nine months ended September 30, 2003, we capitalized $.4 million (or 9.0% of total research and development expenditures) and $1.1 million (or 8.4% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the same periods of 2002, we capitalized $1.2 million (or 26.4% of total research and development expenditures) and $3.6 million (or 26.2% of total research and development expenditures) of third-party programmer fees. The amounts capitalized relate to our development of Web-based applications, including an enterprise-wide electronic medical records system and a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three to five-year period. Amortization commences when the product is made commercially available.

            The decrease in depreciation and amortization expense reflects the fact that certain assets became fully depreciated in 2002.

            In 2002, we received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from us, including interest. Consequently, we recorded a credit of $6.0 million reflecting a complete reversal of the allowance for loan losses established in March 2001.

INTEREST INCOME (EXPENSE)

                              Third Quarter Ended                         Nine Months Ended
September 30,            2003       CHANGE       2002               2003       CHANGE         2002
------------------------------------------------------------------------------------------------------------
                                                   (dollars in thousands)
Interest income        $  61       (55.5)%      $ 137              $ 225       (83.4)%      $ 1,356

Interest expense        (247)      (45.5)%       (453)              (870)      (44.4)%       (1,565)
------------------------------------------------------------------------------------------------------------

            The decrease in interest income for the September quarter is primarily due to a decline in interest rates. The decrease regarding the nine-month comparison reflects interest recognized in 2002 in connection with the recovery of the notes receivable from former officers.

            Interest expense consists primarily of interest costs incurred in connection with our outstanding term loan and real estate mortgage loans. As of August 2002, the mortgage loans were repaid in full. The decrease in interest expense is due to a decline in both the outstanding principal balances and associated interest rates under our credit agreement.

                                 VitalWorks Inc.

INCOME TAXES

            We have recorded quarterly income tax provisions of approximately $50,000. Management has assessed the realizable value of our deferred tax assets of $50.5 million and determined that a valuation allowance of $20.1 million was necessary as of September 30, 2003 to, along with deferred tax liabilities of $3.6 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within three to four years.

            Our effective income tax rate is expected to remain at less than 2% for the rest of 2003 due primarily to utilization of net operating loss carryforwards.

NET INCOME

            As a result of the above factors, net income for the three and nine-month periods ended September 30, 2003 decreased to $3.0 million and $10.0 million from $4.1 million and $20.1 million, respectively, for the corresponding periods of 2002.

            To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

            To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the nine months ended September 30, 2003, and for fiscal years 2002, 2001 and 2000, we generated positive cash flows from operating activities of $1.7 million, $20.8 million, $18.2 million and $12.8 million, respectively. In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, we had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, we refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of our current aggregate transaction level. These discount amounts, received and refunded, have been classified as cash provided by and used in operating activities.

            Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) was 47 days for both the September 2003 and 2002 quarters. Looking forward, assuming license and systems sales increase, we would then expect our days sales outstanding to range from 50 to 60 days.

            Investing activities for the nine months ended September 30, 2003 resulted in a use of cash of $2.3 million. This total includes $1.4 million used for software development costs, and $.9 million used primarily for purchases of computer equipment and software.

            Cash used in financing activities for the nine months ended September 30, 2003 amounted to $2.0 million consisting of $2.9 million of principal payments of long-term debt, partly offset by $1.0 million of payments received in connection with the exercise of stock options by employees.

            As of September 30, 2003, we had cash and cash equivalents of $36.8 million and $16.1 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits,

                                 VitalWorks Inc.

and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.5% at September 30, 2003). Subject to achieving certain specified earnings targets, the margin by which our interest rate on the term loan exceeds prime may be reduced by as much as .25% over the remaining life of the loan. Interest is payable monthly in arrears. Principal is payable quarterly through April 1, 2004, with a balloon payment in August 2007. Should we decide to prepay the term loan in full prior to year four, we would incur a prepayment fee equal to 2% in year one and 1% in year two of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The outstanding term loan, which is collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, and (iii) the prohibition of dividend payments to stockholders. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans, at an interest rate of prime plus .75%. Availability of the acquisition credit line is at the discretion of Wells Fargo and principal would be payable in equal quarterly payments over the shorter of 48 months from the applicable funding date or the remaining term of the amended agreement.

            The following table summarizes, as of September 30, 2003, the general timing of future payments under our outstanding loan agreement, lease agreements that include noncancellable terms, and other long-term contractual obligations.


                                                   PAYMENTS DUE BY PERIOD
                              -----------------------------------------------------------------
                               TOTALS       2003       2004       2005      2006     THEREAFTER
                              -----------------------------------------------------------------
                                                       (in thousands)
Long-term debt                 $15,750    $ 1,250    $ 2,500                          $12,000
Operating leases                 8,956        706      2,544    $ 1,935    $ 1,930      1,841
Capital leases                     382        135        233         14
Other long-term liabilities        515                    54        321        130         10
                              -----------------------------------------------------------------
                               $25,603    $ 2,091    $ 5,331    $ 2,270    $ 2,060    $13,851
                              -----------------------------------------------------------------

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

            In connection with our employee savings plan, we have committed, for the 2003 and 2004 plan years, to contribute to the plan. Our matching contribution for the remainder of 2003, estimated to be approximately $.2 million, will be made half in cash and half in shares of our common stock. The matching contribution for 2004 is expected to be approximately $1 million and will be made 75% in cash and 25% in shares of our common stock.

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

            We anticipate capital expenditures of approximately $1.5 million for the remainder of 2003, including software development costs of approximately $.5 million. We intend to continue to review potential strategic acquisitions and other business alliances.

                                 VitalWorks Inc.

            In October 2002, our board of directors authorized the repurchase of up to $15 million of our common stock from time to time. The timing and amount of any share repurchases are determined by management based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Repurchased shares are available for use in connection with stock plans and for other corporate purposes. The repurchase program is funded using our existing cash resources. We have repurchased 1,873,002 shares of our common stock under the program for an aggregate cost of $6.0 million. No shares have been repurchased in 2003.

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

            On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon us. On August 18, 2003, we filed with the Court a partial motion to dismiss the second amended complaint.

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

                                 VitalWorks Inc.

            We believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business for the next twelve months, including the potential repurchase of up to $9 million of our outstanding common stock in accordance with our stock repurchase program described above.

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

            Stock-based Compensation. We account for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in the third quarter and nine months ended September 30, 2003 was $2.44 and $2.32, as calculated using the Black-Scholes option valuation model. We price our stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income and the related earnings per share if we had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                 VitalWorks Inc.

                                                           THIRD QUARTER           NINE MONTHS
                                                              ENDED                   ENDED
                                                         SEPTEMBER 30, 2003     SEPTEMBER 30, 2003
                                                         ------------------     ------------------
Net income, as reported                                    $   3,031                 $   9,985
Less:  total stock-based employee compensation
   expense determined under fair value-based
   method for all awards, net of related tax effects          (1,098)                   (3,279)
                                                           ---------                 ---------
Pro forma net income                                       $   1,933                 $   6,706
                                                           =========                 =========
Earnings per share:
   Basic - as reported                                     $    0.07                 $    0.23
                                                           =========                 =========
   Basic - pro forma                                       $    0.04                 $    0.16
                                                           =========                 =========
   Diluted - as reported                                   $    0.06                 $    0.21
                                                           =========                 =========
   Diluted - pro forma                                     $    0.04                 $    0.15
                                                           =========                 =========


            The fair value of our employee stock options awarded in 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Risk-free interest rate......................................       2.2% to 2.5%
Expected dividend yield......................................           0.0%
Expected stock price volatility..............................      74.8% to 77.3%
Weighted average expected life (in years)....................            4


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

                                 VitalWorks Inc.

            Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                           THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                          2003         2002          2003          2002
                                                        --------------------       ----------------------
Numerator:
   Net income                                           $ 3,031       $ 4,135       $ 9,985       $20,065
                                                        =====================       =====================

Denominator:
   Basic EPS - weighted-average shares                   43,203        43,284        42,974        41,110
      Effect of dilutive securities, stock option
        and warrant rights                                4,257         7,101         3,817         8,118
                                                        ---------------------       ---------------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                   47,460        50,385        46,791        49,228
                                                        =====================       =====================
Basic EPS                                               $  0.07       $  0.10       $  0.23       $  0.49
Diluted EPS                                             $  0.06       $  0.08       $  0.21       $  0.41


            Because their effect would be antidilutive, stock option and warrant rights for up to 1.2 million common shares (with exercise prices ranging from $4.60 to $17.84 per share) and 1.6 million common shares (with exercise prices ranging from $4.25 to $17.84 per share) were excluded from the diluted EPS calculation for the three and nine-month periods ended September 30, 2003, respectively.

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

                                 VitalWorks Inc.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $15.8 million of our outstanding debt at September 30, 2003 relates to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at September 30, 2003. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

            Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

            No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 VitalWorks Inc.

additional complaints containing substantially similar causes of action as the above referenced matter were served against us. The Court has appointed a lead plaintiff and lead attorney, and our law firm was served with a consolidated complaint on August 4, 2003.

            On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana. The defendants removed the case to the United States District Court for the Southern District of Indiana. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In a decision from the Court dated October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied, part of their complaint was dismissed and the case was transferred to the Northern District Court of Georgia. On October 26, 2001, the plaintiffs filed a notice of appeal with the 7th Circuit Court of Appeals. On November 8, 2002, the 7th Circuit Court affirmed the denial of the preliminary injunction and dismissed the remainder of the appeal. The case is now pending in the Northern District Court of Georgia. The plaintiffs have retained new counsel and have served a second amended complaint upon us. On August 18, 2003, we filed with the Court a partial motion to dismiss the second amended complaint.

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

                                 VitalWorks Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                              Description

10 Amended and Restated Loan and Security Agreement by and between VitalWorks Inc. as Borrower, and Wells Fargo Foothill, Inc. as Lender, dated as of March 8, 2002 and Amended and Restated as of August 20, 2003.

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

(b)  REPORTS ON FORM 8-K

            We filed the following reports on Form 8-K during the quarter ended September 30, 2003:

            Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2003 with respect to our announcement of our preliminary financial results for the quarter ended June 30, 2003 and our revised guidance for the 2003 fiscal year.

            Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2003 with respect to our announcement of our financial results for the quarter ended June 30, 2003.

                                 VitalWorks Inc.

          Form 10-Q for the Three-month Period Ended September 30, 2003

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         VitalWorks Inc.

         /s/ Michael A. Manto                                           11/13/03
         -----------------------------------------------------------------------
         Michael A. Manto                                                   Date
         Executive Vice President and Chief Financial Officer

         /s/ Joseph M. Walsh                                            11/13/03
         -----------------------------------------------------------------------
         Joseph M. Walsh                                                    Date
         Chairman and Chief Executive Officer