Form 10-K
period 2003-12-31
VITALWORKS INC
filed 2004-03-12
CIK 1028584

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2003 (based on the closing sale price of the registrant's common stock, par value $.001 per share, as reported on the Nasdaq National Market on such date) was approximately $153 million. 43,395,477 shares of common stock were outstanding as of March 8, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, expected to be held on June 9, 2004, are incorporated into Part III herein by reference.

================================================================================

                                VITALWORKS INC.

                                   FORM 10-K

                                    CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                PART I
Item 1.       Business...............................................................................      2
Item 2.       Properties.............................................................................     23
Item 3.       Legal Proceedings......................................................................     23
Item 4.       Submission of Matters to a Vote of Security Holders....................................     24

                                               PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters
                   and Issuer Purchases of Equity Securities ........................................     25
Item 6.       Selected Consolidated Financial Data...................................................     26
Item 7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.........................................................     27
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.............................     40
Item 8.       Financial Statements and Supplementary Data............................................     40
Item 9.       Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..........................................................     40
Item 9A.      Controls and Procedures................................................................     40

                                               PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................     40
Item 11.      Executive Compensation.................................................................     41
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters...............................................................     41
Item 13.      Certain Relationships and Related Transactions.........................................     41
Item 14.      Principal Accountant Fees and Services.................................................     41

                                               PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     42

Signatures    .......................................................................................     79

 VitalWorks, AMICAS and RadConnect are registered trademarks of VitalWorks Inc.
   All other trademarks and company names mentioned are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         VitalWorks Inc. is a leading provider of information and image management technology and services targeted to healthcare practices and organizations throughout the United States. We provide IT-based, specialty-specific solutions for imaging centers and hospital radiology departments, and for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology, and internal medicine. We also offer enterprise-level systems designed for large physician groups and networks. Our range of software solutions provide image management, workflow management, and information management related to administrative, financial, and clinical functions for physicians, radiologists and other healthcare providers. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.

         We were incorporated in Delaware in November 1996 as InfoCure Corporation. Prior to July 10, 1997, we conducted no significant operations and generated no revenue. On July 10, 1997, we completed our initial public offering. During the remainder of 1997 through 1999, we completed acquisitions of 16 medical software companies. In addition, during the period July 10, 1997 through 2000, we acquired 19 companies that made up our former dental software business.

         On March 5, 2001, we spun-off our dental software business through a pro rata distribution to our shareholders of all the outstanding common stock (the "Distribution") of our previously wholly-owned subsidiary, PracticeWorks, Inc. ("PracticeWorks"). As a result of the Distribution, PracticeWorks became an independent public company operating what was formerly our dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. Accordingly, PracticeWorks has been accounted for as discontinued operations. All information contained in this report, unless otherwise indicated, has been restated to reflect the Distribution. We relocated our executive offices to Connecticut, changed our name and began doing business as "VitalWorks Inc." following the Distribution. The material terms of the Distribution are described herein.

         On November 25, 2003, we acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions. The addition of AMICAS provides us with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system. We expect the acquisition to position us to achieve our goal of establishing a leadership position in the growing picture archiving and communication systems, or PACS, market. These systems allow radiologists and other physicians to examine, store, and distribute digitized medical images.

INDUSTRY BACKGROUND

         Healthcare spending in the United States has risen dramatically over the past two decades. According to the Center for Medicare and Medicaid Services, healthcare spending amounted to approximately $1.6 trillion in 2002 and is expected to grow at an average annual rate of 7.3%. Federal and state governments, insurance carriers, and other third-party payors have taken actions to control these rising costs. As a result, physicians are under increasing pressure to reduce costs and operate their practices more efficiently. One of the ways in which third-party payors have managed rising costs has been to employ alternative reimbursement models to replace the fee-for-service reimbursement model, which has been the traditional basis for payment for healthcare services. Such alternative reimbursement models include managed care, fixed-fee, and capitated models of reimbursement. The result of these generally more restrictive reimbursement models has been a dramatic increase in the complexity of accounting, billing, and payment collection for healthcare services.

         The radiology market is encountering its own set of challenges. Radiologists' workloads are increasing as the number and complexity of available imaging studies are rising. In addition, the number of images being produced from certain studies is increasing. With this proliferation of images and the demand for greater portability of medical information, we believe that radiologists are under pressure to find efficient ways to manage their workflow, images and data.

         Physicians are also under increased pressure to control the quality of the care they deliver. Coalitions such as The Leapfrog Group have been formed to help ensure that consumers are properly informed to make the most educated decisions about the medical care they need, and that physicians are practicing medicine at the highest possible levels of care and safety. A key factor for a physician to achieve this level of care is the accuracy and availability of patient healthcare information.

         To address these challenges, healthcare providers are increasingly using information technology, including image management, clinical information and practice management systems. PACS systems include the ability to manage a radiologist's work list, present images digitally for diagnosis, and archive and distribute those images. Clinical information systems include electronic medical records, clinical charting, electronic prescribing, patient tracking, and patient workflow systems. Practice management systems include a range of software products and services for physicians and other providers of healthcare services. Most practice management systems provide several common functions, including practice administration functions such as patient scheduling, and financial functions such as insurance billing, patient billing and receivables management.

         The continued evolution of information and telecommunication technologies has led to the development of a variety of electronic tools that can be integrated with practice management systems, helping to improve healthcare practices' cash flow. Among these is EDI, which expedites the submission of healthcare insurance claims to third-party payors and expedites the receipt of reimbursement. Paper claims require more time and are significantly more expensive to prepare, file, and process than electronically submitted claims. EDI transactions, on the other hand, can be processed directly with third-party payors or channeled through processing clearinghouses at significantly lower costs to both the provider and the payor. Because of these significant cost savings, some payors are beginning to require practitioners to submit reimbursement claims electronically. In addition, new forms of EDI services are emerging to enhance the providers' revenue cycles, including electronic remittance advice, determination of eligibility, claim status checks and referral authorizations.

PRODUCTS AND SERVICES

         We offer a wide range of clinical and practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate image management, workflow, administrative, financial, and clinical information management functions of radiology departments and groups, office-based physician practices, hospital-based physician practices, and large healthcare enterprises, clinics and organizations.

Types of Products

         Each of our products addresses the management of healthcare data in one or more of several different areas. These areas include:

- Image management, for the digital acquisition, storage, retrieval and distribution of radiology images.

- Financial management, including patient billing, insurance processing, and receivables and collections management.

- Administrative management, including appointment scheduling, patient registration, patient correspondence, referral analysis, and document imaging and management.

- Clinical data management, including complete documentation of patient visits, patient medical history, prescription writing, order entry, and results reporting.

- EDI, including electronic processing of insurance claims and patient statements.

Targeted Specialties

         In addition to addressing the needs of primary care and general medical practices and clinics, many of our software products have been designed to address the specific needs of specialty practices. For example, anesthesiologists are required to bill their services on the basis of time units, and radiologists require specialized scheduling, film tracking, image management and workflow capabilities. Our targeted specialties and areas of focus include:

               -    Radiology

               -    Anesthesiology

               -    Ophthalmology

               -    Dermatology

               -    Plastic Surgery

               -    Podiatry

               -    Large physician groups

               -    Emergency departments

               -    Physician networks

               -    Clinics

               -    Service bureaus

               -    Management Service Organizations

               -    Independent Physician Associations

Principal Products

         Our principal products are the main image management, clinical information and practice management products used by our clients. Each principal product falls into one of two categories: "core" products or "classic" products. Our core products offer advanced functionality and operate with the latest generation of operating systems and hardware platforms offered by us. These core products continue to be enhanced, are actively marketed to new customers and serve as a migration path for certain of our classic product lines. Our classic products are mature, feature-rich products that have been in the market for several years and continue to serve as a viable solution to many of our clients, although they are not necessarily designed on the latest technology. We actively market nine core products and support 16 classic products. While we primarily market our core products, we will continue to provide customer support for our classic products until we determine that it is no longer cost effective or practically possible to do so. We are actively promoting the migration of certain classic product clients to newer products.

Ancillary Products

         In addition to our principal image management, clinical information and practice management products, we offer a variety of ancillary products. While some of these products may operate on a stand-alone basis, these are typically add-on modules to our principal products. Ancillary products allow us to leverage our client base for additional sales revenue, as well as generate interest and competitive advantage for our core products. These ancillary products include:

- Decision support tools - We offer several different decision support tools designed to supplement the analytical features of our practice management software products. These tools enable physicians to access, sort, and display data according to user-selected criteria, including payor, referral source, reimbursement rate, time interval, and other variables.

- Document imaging and management - Our document imaging and management tools enable practices to electronically capture, store, and manage all patient documents, as well as automate and streamline workflow.

- Wireless data entry - Physicians using wireless data entry can enter and review data from a handheld computing device via wireless transmission.

- Palm integration - Palm integration allows physicians to download data to Palm-compatible handheld computing devices for easy data access while away from the office.

- Web-based services - Web-based services include radiology image and report distribution, patient and office staff communication, appointment and prescription refill requests, and patient account inquiry.

- Product interfaces - We provide connectivity between our principal products and a variety of third-party products, such as hospital information systems, lab information systems and coding systems.

EDI Services

         Our core software products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice's cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. We generate revenues by facilitating EDI transactions, currently processing in aggregate approximately nine million EDI transactions each month. Current EDI services include:

- RapidBill(TM) - comprehensive, automated patient statement processing services.

-    RapidCollect(TM)- collection letter processing.

-    RapidReminder(TM) - appointment reminder notification processing.

- RapidClaim(TM) - electronic submission of insurance claims, and available claims scrubbing.

- RapidRemit(TM) - electronic remittance of insurance payments and automatically posts explanation of benefits data into the practice management system.

- RapidEligibility(TM) - electronic access to insurance and managed care plans to determine a patient's eligibility and covered benefits.

Other Services

         We believe that a high level of customer service is important to the successful marketing and sale of our products. We provide a comprehensive suite of training, consulting and technical support services to implement and support our products including:

- Software Maintenance - Under the terms of our standard maintenance arrangement, customers pay a periodic (e.g. monthly, quarterly, annually) maintenance fee. The fee charged is generally a fixed percentage of the list price of the licensed software at the time of contract signing. This fee entitles customers to technical support and to maintenance updates for their software, if and when updates are released.

- Hardware Maintenance - Similar to software maintenance, customers may contract with us for maintenance of their hardware. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware maintenance firms to provide a significant amount of our field service.

- Consulting and Training Services - We offer consulting, training and implementation services on a time and materials basis. Based on a customer's technical and application knowledge, the customer can customize a program with us that provides them with the appropriate level of upfront and ongoing consulting and training support. Typically, customers who purchase new or add-on systems will also purchase our implementation and installation services.

         Our services and support organization consisted of 337 employees as of December 31, 2003.

Future Products

         We are currently developing our Ingenuity(TM) suite of products which include Ingenuity(TM) EMR, our next-generation electronic medical records system, and Ingenuity(TM) PM, our next-generation practice management system. Both products are being developed on our Java and browser-based platform and are designed to handle healthcare practices of all sizes, including enterprise-level organizations.

         In addition, we are continuing development of our RadConnect(R) suite of products with primary focus on our next-generation practice management system for radiology and integration of our radiology information system, or RIS, and PACS systems.

RESEARCH AND DEVELOPMENT

         Our development efforts are focused on new products using our Web-based platform, as well as on maintaining the stability and competitiveness of our current product offerings. We augment our development staff with third-party developers. These third-party resources are focused on new, next-generation product development. Our research and development efforts also include researching emerging technologies in both the healthcare and technology sectors, carefully evaluating each for its ability to enable physicians to deliver better healthcare to their patients with greater efficiency, and establishing best practices for our development efforts. Our research and development organization consisted of 163 employees as of December 31, 2003. The staff is located in Ridgefield, Connecticut and also co-located with our support staff in Daytona Beach, Florida; Birmingham, Alabama; Minneapolis, Minnesota; and Boston, Massachusetts. This co-location of staff helps to keep the staff focused on industry-specific applications and to provide cross-communication between the research and development staff and the support staff who are in regular communication with customers, allowing us to closely monitor our customers' needs.

         In 2003, 2002, and 2001, our research and development expenses were $15.9 million, $13.5 million, and $10.9 million, or 14.2%, 11.8% and 10.2% of total revenues, respectively. In addition, in 2003, 2002, and 2001, we incurred $1.7 million, $4.8 million, and $4.6 million, respectively, of third-party programmer fees that we capitalized in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

SALES AND MARKETING

         We market and sell our products in the United States primarily through a direct sales force, composed of 91 sales and marketing personnel as of December 31, 2003. We have sales offices located in Ridgefield, Connecticut; Birmingham, Alabama; Daytona Beach, Florida; Minneapolis, Minnesota; Portland, Oregon; and Boston, Massachusetts. Product support, training and implementation services are also available through several of these offices. In addition, many of our sales representatives are based from home offices throughout the United States. We organize our sales force by market segment. All members of our sales organization participate in sales training, which among other things, enables them to understand the specialty-specific needs of our prospective customers.

         Within our existing customer base, we promote and sell system upgrades, product add-ons, ancillary products, maintenance services and EDI services. In addition, we target new customers principally through direct mail campaigns, telemarketing, live seminars, Web-based seminars, trade shows, and advertisements in various trade publications. Moreover, our senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced prospective customers. Sales cycles generally range from an average of three to four months for small office-based physician systems to as much as six to 18 months for clinical, image management and large scale systems.

         For each of the past three fiscal years, no one customer has accounted for more than 10% of total revenues.

INTELLECTUAL PROPERTY

         We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property and proprietary rights. These laws and procedures afford only limited protection.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and such problems may persist. There can be no assurance that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology.

         Some of our programs have been delivered along with their applicable source code, which is protected by contractual provisions. In other cases, we have entered into source code escrow agreements with a limited number of our customers requiring release of source code under certain limited conditions, including any bankruptcy proceeding by or against us, cessation of our business or our failure to meet our contractual obligations.

         We rely upon certain software that is licensed from third parties, including software that is integrated with some of our internally developed software and/or is used with some of our products to perform certain functions. In some cases, we private label third-party software for re-licensing. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms, which could adversely affect our business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by us with respect to our products or enhancements thereto.

         We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable perpetual license to our products and that contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

COMPETITION

         Our principal competitors include international, national and regional clinical, practice management and image management system vendors including medical device and film manufacturers. We believe that the larger, international and national vendors are broadening their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

     -   product features and functionality;

     -   ongoing product enhancements;

     -   customer service, support, and satisfaction;

     -   the reputation and stability of the vendor; and

     -   price.

         We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing, and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect to face additional competition as other established and emerging companies enter into the clinical and practice management software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require us to reduce the price of our software and complementary products, which would materially and adversely affect our business, operating results, cash flows and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.

PRIVACY ISSUES

        Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we use various methods to ensure an appropriate level of security. These methods generally include:

     - security that requires both user ID's and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

     - encryption of data relating to our application service provider, or ASP, applications transmitted over the Internet; and

     - use of a mechanism for preventing unauthorized access to private data resources on our internal network and our ASP applications, commonly referred to as a "firewall."

        The level of data encryption used by our products is in compliance with the encryption guidelines set forth in rules regarding security and electronic signature standards in connection with HIPAA (see "Healthcare Regulation" below). We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.

        Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

     - using individual network user ID's and passwords for each employee handling electronic data within our internal network; and

     - requiring each employee to sign an agreement to comply with all Company policies, including our policy regarding the handling of confidential information.

         We monitor proposed regulations that might affect our applications and services to ensure our compliance with such regulations when and if they are implemented.

HEALTHCARE REGULATION

         The healthcare industry is highly regulated and is subject to changing political, regulatory, and other influences. As a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations as well as to enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We review our practices in an effort to ensure compliance with all applicable laws. However, laws governing healthcare are both broad and, in some respects, vague. As a result, it is often difficult or impossible to determine precisely how laws will be applied, particularly to new products or to services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, and have a material adverse effect on our business.

         The healthcare laws most relevant to our business are:

         Health Insurance Portability and Accountability Act of 1996, or HIPAA. The administrative simplification provisions of HIPAA and the various regulations which have been proposed and enacted to implement the administrative simplification provisions, include five healthcare-related standards governing, among other things:

     -   electronic transactions involving healthcare information;

     -   privacy of individually identifiable health information; and

     -   security of healthcare information and electronic signatures.

         The regulations governing the electronic exchange of information establish a standard format for the most common healthcare transactions, including claims, remittances, eligibility, and claims status. The regulations required compliance by October 16, 2002, unless a covered entity submitted a compliance plan by such date requesting an extension for compliance until October 16, 2003. We have worked to ensure our customers' compliance with the regulations, as applicable. Many of our customers are subject to the transaction standards and the standards will continue to affect our processing of healthcare transactions among physicians, payors, patients, and other healthcare industry participants.

         The regulations promulgated pursuant to HIPAA establish national privacy standards for the protection of individually identifiable health information by certain healthcare organizations. Most healthcare entities covered by the rule were required to comply by April 14, 2003. A substantial part of our activities involve the receipt or delivery of confidential health information concerning patients of our customers in connection with the processing of healthcare transactions and the provision of technical services to participants in the healthcare industry. The regulations may restrict the manner in which we transmit and use certain information. The regulations also provide for the execution of business associate agreements with many of our customers and vendors. Such agreements, or the failure to execute such an agreement, may impose additional obligations and potential liability on us.

         The security regulations enacted pursuant to HIPAA establishing security and electronic HIPAA signature standards were effective April 21, 2003, and most covered entities will have until April 21, 2005 to comply with the standards. The regulations require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services, and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of health information and requiring implementation of specified security measures.

         Overall, HIPAA has required and may continue to require substantial changes to many of our applications, services, policies, and procedures that obligate us to make significant financial investments, and may require us to charge higher prices to our customers and may also affect our customers' purchasing practices.

         See further discussion regarding HIPAA below in "Forward-Looking Statements and Risk Factors That May Affect Future Results."

         Other Privacy Requirements. In addition to the privacy rules under HIPAA, most states have enacted or are considering enacting patient confidentiality laws, which would further prohibit the disclosure of confidential medical information. HIPAA establishes minimum standards and preempts conflicting state laws, which are less restrictive than HIPAA regarding health information privacy, but does not preempt conflicting state laws that are more restrictive than HIPAA. The Federal Trade Commission and various state attorneys general have applied federal and state consumer protection laws to privacy issues.

         FDA. The Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act. Computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or if in the future we expanded our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with such FDA requirements could be substantial. Application of the approval or clearance requirements could create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. FDA compliance efforts with regard to our PACS product are time consuming, burdensome, and expensive and any failure to comply could have a material adverse effect on us.

         The Federal Anti-Kickback Law. The federal Anti-Kickback Law includes a prohibition against the direct or indirect payment or receipt of any remuneration in order to induce the referral of business or patients reimbursable under Medicare, Medicaid and certain other federal healthcare programs. Violations of the federal Anti-Kickback Law may result in criminal liability, a felony conviction punishable by a maximum fine of $125,000, imprisonment up to five years, or both, exclusion from the government programs, and civil monetary sanctions. Many states also have similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare or Medicaid. The Federal Anti-Kickback Law has been in effect since 1977 and applies broadly to all kinds of providers and suppliers. If the activities of a customer of ours or other entity with which we have a business relationship were found to violate the Federal Anti-Kickback Law or other similar anti-kickback or anti-referral laws, and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly and willfully participated in such activities, we could be subject to sanction or liability under such laws.

         Stark Law. The federal Stark Law restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. If the activities of a customer of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.

         The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties. Federal regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil penalties, including treble damages. In addition, Medicare, Medicaid and federal statutes provide for criminal penalties for such false claims. If, during the course of providing services to our customers, we provide assistance with the filing of such claims, and if we were found to have knowingly participated, or participated with reckless disregard in such activities, we could be subject to sanction or liability under such laws.

EMPLOYEES

         As of December 31, 2003, we employed 687 persons, including 91 in sales and marketing, 337 in customer support and services, 163 in research and development and 96 in administration, human resources, information technology, finance and senior management. None of our employees is subject to a collective bargaining arrangement. We consider our relations with our employees to be satisfactory.

         Our executive officers are:

Joseph M. Walsh

         Joseph M. Walsh, age 44, has served as our President and Chief Executive Officer and as a director since March 2001 and as Chairman since June 2001. From April 2000 until March 2001, Mr. Walsh served as president of our medical software division. From 1987 until April 2000, Mr. Walsh served as president and chief executive officer of Micro-Designs Software Corporation, a healthcare practice management company specializing in oral and maxillofacial, and plastic surgery practices. We acquired Micro-Designs in 1998.

Stephen N. Kahane

         Stephen N. Kahane, M.D., M.S., age 46, has served as our Vice Chairman and Chief Strategy Officer and as a director since March 2001. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer of our medical software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Michael A. Manto

         Michael A. Manto, age 45, has served as our Executive Vice President and as a director since March 2001 and as our Chief Financial Officer since April 2001. From July 2000 until March 2001, he served as Executive Vice President of our medical software division. From 1991 until 2000, Mr. Manto was with Hyperion Solutions Corporation, a multinational business software company, where he served as vice president and corporate controller. Mr. Manto also served as interim chief financial officer of Hyperion Software Corporation. Prior to joining Hyperion, Mr. Manto was a certified public accountant with Ernst & Young LLP.

Kevin M. Silk

         Kevin M. Silk, age 40, has served as our Vice President of Finance and Business Development since March 2001, and he was Vice President of Finance of our medical software division between October 2000 and March 2001. From 1995 to 2000, Mr. Silk was with Hyperion Solutions Corporation, a multinational business software company, where he served in the capacities of Director of Business Development and Senior Director of Financial Planning and Analysis. Prior to joining Hyperion, Mr. Silk was a certified public accountant with

Seavex LTD and with Ernst & Young LLP.

C. Daren McCormick

         C. Daren McCormick, age 42, has served as our Chief Operations Officer since March 2001. He was Chief Operations Officer of our medical software division between April 2000 and March 2001. From July 1999 until April 2000, he served as our Vice President of Systems Engineering and from October 1998 until July 1999, he served as our Vice President of Business Development. From 1995 until October 1998, he served as Senior Manager of Research and Development of the Healthcare Systems Division of Reynolds and Reynolds, a healthcare practice management company. We acquired the Healthcare Systems Division of Reynolds and Reynolds in October 1998.

Stephen Hicks

         Stephen Hicks, age 45, has served as our Vice President and General Counsel since March 2001. He was Vice President of our medical software division between August 2000 and March 2001. Prior to joining us, he was First Deputy Commissioner at the New York State Division of Housing from January 1999, and worked from February 1995 to December 1998 on the executive staff of Dennis C. Vacco, the New York State Attorney General. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.

Eric A. Montgomery

         Eric A. Montgomery, age 49, has served as our Corporate Vice President of Sales since November 2002. From 1999 to 2002, he acted as Vice President of Sales and Business Development for OutlookSoft Corporation, a venture-backed software company specializing in the area of business intelligence. From 1997 to 1999, he served as Vice President of Sales at Information Management Associates. Prior positions included Senior Sales Director at Hyperion Software Corporation, as well as various sales and marketing positions at Citicorp's Information Division and Comshare, Inc.

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

         For purposes of governing certain of the ongoing relationships between PracticeWorks and us, and to provide for an orderly transition to the status of two independent companies, we and PracticeWorks entered into various agreements. Among other things, these agreements continue to define the ongoing relationship between the parties since the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of ours, they are not the result of negotiations between independent parties, although we and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between PracticeWorks and us and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, each company has indemnified the other, and either may incur obligations with respect to certain representations, warranties, commitments, and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

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

         Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks or its successors assumed, and agreed to indemnify us against, all liabilities, litigation, and claims, including related insurance costs, arising out of PracticeWorks' business. We retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation, and claims, including related insurance costs, arising out of our business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

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

Tax Disaffiliation Agreement

         We and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks or its successors will indemnify us for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks or its successors will also indemnify us for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding LLP in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. We will indemnify PracticeWorks for all taxes and liabilities incurred solely because
(i) we breach a representation or covenant given to King & Spalding LLP in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by us or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, we, and PracticeWorks or its successors will indemnify each other against 50% of all taxes and liabilities.

         PracticeWorks or its successors will also indemnify us for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

Employee Benefits and Compensation Allocation Agreement

         We and PracticeWorks entered into the Employee Benefits and Compensation Allocation Agreement on the Distribution Date, which contains provisions relating to employee compensation, benefits and labor matters and the treatment of options to purchase our common stock held by our employees who became PracticeWorks employees. This agreement provides that our options held by our employees who became PracticeWorks employees immediately following the Distribution may be replaced by PracticeWorks options. PracticeWorks employees whose VitalWorks options were fully vested as of the Distribution Date had the right to surrender their vested VitalWorks options for options to purchase PracticeWorks common stock for a period of 30 days following the Distribution Date, or April 4, 2001. Any of our employees who became PracticeWorks employees who chose not to surrender their vested VitalWorks options during this time period continued to hold VitalWorks options which expired generally within 30 to 90 days from the Distribution Date. PracticeWorks employees who were not fully vested in VitalWorks options as of the Distribution Date had their VitalWorks options exchanged for PracticeWorks options as of the Distribution Date (see Note K of the accompanying financial statements for further discussion).

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

         Among the important factors that could cause actual results to differ materially are the risk factors described below. You should read these risk factors and the other cautionary statements made in this document as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

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

         Our operating results will vary significantly from quarter to quarter and from year to year. Although we had net income of $8.0 million and $24.2 million for the years 2003 and 2002, we incurred a net loss of $(2.0) million for the December 2003 quarter. Prior to 2002, we had consistently experienced net losses. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000.

         Our operating results have been and/or may be influenced significantly by factors such as:

     - release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

     - timing, cost and success or failure of our new product and service introductions and upgrade releases;

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

     -   timing, cost and level of advertising and promotional programs;

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

         In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS(R) Vision Series PACS, our new radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

WE MAY FAIL TO REALIZE THE LONG-TERM FINANCIAL BENEFITS THAT WE ANTICIPATE WILL RESULT FROM OUR ACQUISITION OF AMICAS.

         Although we expect the 2004 operating results of AMICAS to dilute our consolidated results of operations for 2004, we anticipate that in 2005 AMICAS will contribute positive results of operations. Our expectations are subject to significant risks and uncertainties including:

     - our ability to retain AMICAS' key personnel or integrate them into our operations. In particular, the loss of these employees would compromise the value of the AMICAS client base and/or its software products and technologies;

     - our ability to integrate the RIS and PACS products as may be, and/or to the extent, required by the marketplace, including our ability to deliver the related professional services;

     - our ability to sell AMICAS products and services into the imaging center market, including to our existing radiology customers;

     - our ability to execute on our strategy and realize our revenue goals and control costs and expenses relating to the acquisition;

     - our ability to coordinate the business cultures of the two organizations;

     -   the integrity of the intellectual property of AMICAS;

     - continued compliance with all government laws, rules and regulations for all applicable products;

     - dilution to existing stockholders if we issue equity securities in order to satisfy the payment of earn-out related consideration, if any; and

     - our ability to satisfy earn-out obligations or a portion thereof, if any, through the use of cash on hand and/or, subject to availability, borrowed funds.

IF OUR NEW PRODUCTS, INCLUDING PRODUCT UPGRADES, AND SERVICES DO NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE, OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUES AND OPERATING RESULTS WILL SUFFER.

         The success of our business will depend in large part on the market acceptance of:

     - new products and services, such as our medical image management systems, our radiology information system, or RIS, and our Intuition(TM) product line, existing products and services; and

     -   enhancements to our existing products and services.

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

         Achieving market acceptance for our new products, product upgrades and services is likely to require substantial marketing and service efforts and the expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional sales and customer service personnel. There can be no assurance that the revenue opportunities for our new products, product upgrades and services will justify the amounts that we spend for their development, marketing and rollout.

         If we are unable to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If new software sales do not materialize, our maintenance and electronic data interchange, or EDI, services revenues can be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.

OUR BUSINESS COULD SUFFER IF OUR PRODUCTS AND SERVICES CONTAIN ERRORS, EXPERIENCE FAILURES, RESULT IN LOSS OF OUR CUSTOMERS' DATA OR DO NOT MEET CUSTOMER EXPECTATIONS.

         The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior, current or future versions, or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially with respect to our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical, diagnostic, or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could materially adversely affect our business, revenues, operating results, cash flows and financial condition.

OUR COMPETITIVE POSITION COULD BE SIGNIFICANTLY HARMED IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

         Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Most of our software technology is not patented and existing copyright laws offer only limited practical protection. In addition, prior to 2002 we did not generally enter into confidentiality agreements with our employees. Although current practices require all new employees to sign confidentiality agreements, not all existing employees have signed agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.

         Further, we may need to bring lawsuits or pursue other legal or administrative proceedings to enforce our intellectual property rights. Generally, lawsuits and proceedings of this type, even if successful, are costly, time consuming and could divert our personnel and other resources away from our business, which could harm our business.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY TO DEFEND AND COULD DIVERT OUR MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

         As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us were to be successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations could be harmed.

WE MAY UNDERTAKE ADDITIONAL ACQUISITIONS, WHICH MAY INVOLVE SIGNIFICANT UNCERTAINTIES AND MAY INCREASE COSTS, DIVERT MANAGEMENT RESOURCES FROM OUR CORE BUSINESS ACTIVITIES, OR WE MAY FAIL TO REALIZE ANTICIPATED BENEFITS OF SUCH ACQUISITIONS.

         We may undertake additional acquisitions if we identify companies with desirable applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain acquired companies' personnel or integrate them into our operations, the value of the acquired products, technology, and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

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

     - dilution to existing stockholders if we issue equity securities in connection with acquisitions;

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

         As a product and service provider in the healthcare industry, we operate under the continual threat of product liability claims being brought against us. Errors or malfunctions with respect to our products or services could result in product liability claims. In addition, certain agreements require us to indemnify and hold others harmless against certain matters. Although we believe that we carry adequate insurance coverage against product liability claims, we cannot assure you that claims in excess of our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have been able to obtain what we believe to be adequate insurance coverage at an acceptable cost in the past, we cannot assure you that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

         In many instances, agreements which we enter into contain provisions requiring the other party to the agreement to indemnify us against certain liabilities. However, any indemnification of this type is limited, as a practical matter, to the creditworthiness of the indemnifying party. If the contractual indemnification rights available under such agreements are not adequate, or inapplicable to the product liability claims that may be brought against us, then, to the extent not covered by our insurance, our business, operating results, cash flows and financial condition could be materially adversely affected.

WE MAY BE SUBJECT TO CLAIMS RESULTING FROM THE ACTIVITIES OF OUR STRATEGIC PARTNERS.

         We rely on third parties to provide services and products critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending against and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES, THE COMPLIANCE WITH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

       HIPAA

         Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because some of these regulations are new and some are not yet effective, there is uncertainty as to how they will be interpreted and enforced.

         Although we have made, and will continue to make, a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to penalties and damages, as well as civil liability and criminal sanctions to the extent we are a business associate of a covered entity or regulated directly as a covered entity. In addition, any delay in developing or failure to develop products and or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our implementation of HIPAA regulations.

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

         FDA

         The Food and Drug Administration, or FDA, is responsible for ensuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act. Computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or, if in the future we were to expand our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with FDA requirements could be substantial. Application of the approval or clearance requirements could create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. FDA compliance efforts with regard to our PACS product are time consuming, burdensome, and expensive, and any failure to comply could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

CHANGES IN STATE AND FEDERAL LAWS RELATING TO CONFIDENTIALITY OF PATIENT MEDICAL RECORDS COULD LIMIT OUR CUSTOMERS' ABILITY TO USE OUR SERVICES.

         The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial governmental regulation. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider, under these current laws and regulations patient confidentiality rights are evolving rapidly. In addition to the obligations being imposed at the state level, there is also legislation governing the dissemination of medical information at the federal level. The federal regulations may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Adoption of these types of legislation or other changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. These kinds of restrictions would likely decrease the value of our applications to our customers, which could materially harm our business.

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

     -   vendor reputation and stability.

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

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their abilities to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require us to reduce the price of our software and complementary products, which would materially adversely affect our business, operating results, cash flows and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and our failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.

WE DEPEND ON PARTNERS/SUPPLIERS FOR DELIVERY OF ELECTRONIC DATA INTERCHANGE (E.G., INSURANCE CLAIMS PROCESSING AND INVOICE PRINTING SERVICES), COMMONLY REFERRED TO AS EDI, HARDWARE MAINTENANCE SERVICES AND SALES LEAD GENERATION. ANY FAILURE, INABILITY OR UNWILLINGNESS OF THESE SUPPLIERS TO PERFORM THESE SERVICES COULD NEGATIVELY IMPACT CUSTOMER SATISFACTION AND REVENUES.

         We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. Although other vendors are available in the marketplace to provide these services, it would take time to switch suppliers. If these suppliers were unable to perform such services or if the quality of these services declined, it could have a negative impact on customer satisfaction and ultimately result in a decrease in our revenues.

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

         We currently derive substantially all of our revenues from traditional software license, maintenance and service fees, as well as from the resale of computer hardware. Today, customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing and/or ASP-delivered offerings, we may be forced to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing and/or ASP-delivered offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues would initially decrease substantially. We cannot assure you that the marketplace will not embrace subscription pricing and/or ASP-delivered offerings.

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

         In March 2001, we spun-off our former dental practice management software business, PracticeWorks, Inc. The spin-off of PracticeWorks was structured to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986. Section 355 contains certain requirements that must be complied with in order for the spin-off to qualify for tax-free treatment. Failure to comply with those restrictions could cause us to incur significant liabilities. PracticeWorks or its successors has generally agreed to indemnify us under certain circumstances to the extent any action or omission on its part contributes to a determination by the Internal Revenue Service that the spin-off was not a tax-free transaction. However, we cannot assure you that PracticeWorks or its successors will have sufficient resources to fulfill its indemnification obligations and even if it had the resources, we cannot assure you that PracticeWorks or its successors will not refute its indemnifications altogether. In either case, if we are not indemnified, we may incur substantial liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

         Based on our reading and interpretations of Statement of Positions 81-1, 97-2 and 98-9 and related or relevant guidance, principles or concepts, issued by, among other authorities, the American Institute of Certified

Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission (e.g., Staff Accounting Bulletin Nos. 101 and 104), we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenues and results of operations.

                                   * * * * * *

ACCESS TO OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

         Our Internet address is www.vitalworks.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

         We currently occupy and lease nine facilities. These facilities are located in: Alpharetta, Georgia; Beaverton, Oregon; Birmingham, Alabama; Minneapolis and Rochester, Minnesota; Daytona Beach, Florida; Carlsbad, California; Ridgefield, Connecticut; and Boston, Massachusetts. We believe that our existing facilities are adequate for our current needs; however, if additional space is needed in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms as needed.

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

         On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and
(9)(b). The motion has been
fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. On October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. The plaintiffs have retained new counsel and have served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. On August 18, 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. Subsequent to year-end, we served an answer to the second amended complaint.

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In the fourth quarter of the year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On March 6, 2001, we changed our trading symbol on the Nasdaq National Market to "VWKS." From January 29, 1999 until March 5, 2001, our common stock was traded on the Nasdaq National Market under the trading symbol "INCX." From July 10, 1997 until January 29, 1999, our common stock was traded on the American Stock Exchange under the symbol "INC." On March 8, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $4.13 and there were 1,235 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq National Market.

---------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002                         HIGH       LOW
---------------------------------------------------------------------
First Quarter..................................     $ 6.45    $  4.25
Second Quarter.................................       9.00       5.31
Third Quarter..................................       8.55       5.68
Fourth Quarter.................................       8.20       2.82
---------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003                         HIGH       LOW
---------------------------------------------------------------------
First Quarter..................................     $ 4.39    $  3.60
Second Quarter.................................       4.02       3.26
Third Quarter..................................       5.73       3.56
Fourth Quarter.................................       5.89       4.21
---------------------------------------------------------------------
2004                                                 HIGH       LOW
---------------------------------------------------------------------
First Quarter (through March 8)                     $ 5.16    $  3.40

         Dividend Policies. We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, our credit agreement with Wells Fargo Foothill, Inc., a wholly-owned subsidiary of Wells Fargo & Company, prohibits payment of dividends.

         Sales of Unregistered Shares. In 2003, we did not issue any unregistered shares of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                               2003          2002          2001          2000          1999
                                                             ---------     ---------     ---------     ---------     ---------
                                                                           (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA

REVENUES
    Maintenance and services ............................    $  87,790     $  84,808     $  85,181     $  79,984     $  87,127
    Software licenses and system sales ..................       23,729        30,003        21,872        21,682        61,916
                                                             ---------     ---------     ---------     ---------     ---------
Total revenues ..........................................      111,519       114,811       107,053       101,666       149,043
                                                             ---------     ---------     ---------     ---------     ---------

COSTS AND EXPENSES
Cost of revenues:
    Maintenance and services ............................       22,376        21,970        19,401        19,861        16,799
    Software licenses and system sales, includes
      amortization of software costs
      of $1,873 in 2003 and $911 in 2002.................        9,493         8,749         6,267         8,886        23,160
Selling, general and administrative .....................       50,682        49,716        54,371        70,688        76,104
Research and development ................................       15,891        13,535        10,871        13,833        11,470
Depreciation and amortization ...........................        2,460         2,572        26,207        27,966        11,206
Acquired in-process technology ..........................          750
Impairment charges (credits) and other nonrecurring costs          490        (6,000)        8,252         6,632         4,743
Restructuring costs (credits) ...........................          332          (501)         (425)        9,338         4,124
Loss on headquarters building held for sale .............                                    1,375
Merger costs ............................................                                                                3,105
Compensatory stock awards ...............................                                                                1,003
                                                             ---------     ---------     ---------     ---------     ---------
                                                               102,474        90,041       126,319       157,204       151,714
                                                             ---------     ---------     ---------     ---------     ---------
OPERATING INCOME (LOSS) .................................        9,045        24,770       (19,266)      (55,538)       (2,671)
Interest expense, net ...................................         (882)         (458)       (3,170)       (2,978)       (2,178)
Debt extinguishment costs (a) ...........................                                                               (4,779)
                                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS,
    BEFORE INCOME TAXES .................................        8,163        24,312       (22,436)      (58,516)       (9,628)
Provision (benefit) for income taxes ....................          200           162                      (9,843)       (3,526)
                                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ................        7,963        24,150       (22,436)      (48,673)       (6,102)
Income (loss) from discontinued operations,
    net of (benefit) provision for income taxes .........                                   (5,384)      (29,440)        2,308
                                                             ---------     ---------     ---------     ---------     ---------
NET INCOME (LOSS) .......................................    $   7,963     $  24,150     $ (27,820)    $ (78,113)    $  (3,794)
                                                             =========     =========     =========     =========     =========

EARNINGS (LOSS) PER SHARE - BASIC
    Continuing operations ...............................    $    0.18     $    0.58     $   (0.60)    $   (1.45)    $   (0.22)
    Discontinued operations .............................                                    (0.14)        (0.88)         0.08
                                                             ---------     ---------     ---------     ---------     ---------
                                                             $    0.18     $    0.58     $   (0.74)    $   (2.33)    $   (0.14)
                                                             =========     =========     =========     =========     =========

EARNINGS (LOSS) PER SHARE - DILUTED
    Continuing operations ...............................    $    0.17     $    0.49     $   (0.60)    $   (1.45)    $   (0.22)
    Discontinued operations .............................                                    (0.14)        (0.88)         0.08
                                                             ---------     ---------     ---------     ---------     ---------
                                                             $    0.17     $    0.49     $   (0.74)    $   (2.33)    $   (0.14)
                                                             =========     =========     =========     =========     =========

CASH PROVIDED BY OPERATING ACTIVITIES ...................    $   2,180     $  20,758     $  18,230     $  12,756     $   3,421

(a) In connection with the adoption of FASB Statement 145, debt extinguishment costs have been reclassified from extraordinary item to income (loss) from continuing operations.

                                                                             DECEMBER 31,
                                                    -------------------------------------------------------------
                                                      2003         2002         2001         2000         1999
                                                    ---------    ---------    ---------    ---------    ---------
                                                                            (in thousands)
BALANCE SHEET DATA

Cash and cash equivalents ......................    $  20,128    $  39,474    $  12,988    $   5,969    $  14,309
Working capital (deficit) ......................        9,548       27,220         (914)     (11,144)      25,993
Total assets ...................................      132,576      117,131       92,949      145,994      196,271
Total long-term debt ...........................       29,757       18,941       30,553       37,784       32,142
Convertible, redeemable preferred stock issuable                                              10,000
Stockholders' equity ...........................       70,662       60,433       26,060       58,450      135,339

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Please see Part I, Item 1 above for an important discussion about forward-looking statements and risk factors that may affect future results.

OVERVIEW

         VitalWorks Inc. is a leading provider of information and image management technology and services targeted to healthcare practices and organizations throughout the United States. We provide IT-based, specialty-specific solutions for imaging centers and hospital radiology departments, and medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology, and internal medicine. We also offer enterprise-level systems designed for large physician groups and networks. Our range of software solutions provide image management, workflow management, and information management related to administrative, financial, and clinical functions for physicians, radiologists and other healthcare providers. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.

         Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 65% of our total revenues were of a recurring nature in 2003 and 2002.

         In 2003 and 2002, approximately 70% of our total revenues were derived from the medical practices market and 30% from the radiology market.

RESULTS OF OPERATIONS

         On November 25, 2003, we acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. We financed $15 million of the purchase price through the use of our credit line. The merger agreement provides for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004 which, if paid, would be recognized as additional goodwill. In addition, we assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. The addition of AMICAS provides us with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system. Our 2003 results of operations include only one month of operating results of AMICAS. For the month of December 2003, AMICAS had total revenues of $.7 million, and a net loss of $(1.4) million which included a $.8 million charge for acquired in-process technology, and depreciation and amortization expense of $.2 million.

REVENUES

                                                            Year Ended December 31,
                                      -----------------------------------------------------------
                                         2003        CHANGE        2002       CHANGE       2001
-------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Maintenance and services              $  87,790          3.5%   $  84,808        (0.4)%  $ 85,181
Percentage of total revenues               78.7%                     73.9%                   79.6%
-------------------------------------------------------------------------------------------------
Software licenses and system sales    $  23,729        (20.9)%  $  30,003        37.2%   $ 21,872
Percentage of total revenues               21.3%                     26.1%                   20.4%
-------------------------------------------------------------------------------------------------

         We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. In the December 2003 quarter, we entered into certain contracts that include customer acceptance provisions. These orders for products and services were derived from the high end of our markets. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.

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

         The increase in maintenance and services revenues in 2003 is mainly attributable to an increase in HIPAA-compliance implementation and training services revenues of $4.8 million. This increase was partially offset by declines in maintenance revenues of approximately $1 million relating to net customer attrition, implementation and training services revenues of $.8 million relating to product sales that were down 20.9% in 2003, and the loss of rental revenue of $.8 million due to the sale of our former headquarters building in August 2002. The HIPAA service revenues relate to the government's October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA related services are no longer required.

         Excluding EDI services revenues of $1.6 million recognized in 2001 in connection with the settlement of a contract dispute with an EDI supplier, maintenance and services revenues in 2002 increased $1.2 million. The increase is primarily attributable to (i) an increase in training and implementation services revenues of $2.5 million, corresponding to the favorable trend in sales of software licenses and systems, and (ii) additional EDI revenues, net of customer attrition, of approximately $2.4 million, which reflect the conversion of a number of customer accounts to direct billing by us for printing services performed by certain third parties that, in the first nine months of 2001, had been billed directly by the printing vendors. Our revised agreements with these printers now call for us to bill our physician practices directly for printing services and, in turn, remit a specified dollar amount per page to the printer. Accordingly, based on the amended agreements, we recognize 100% of our direct billings as revenue, compared to an amount that previously was net of the printers' fees. Moreover, the increases were partly offset by (i) the loss of revenues totaling $2.8 million earned in 2001 under agreements to promote third-party product and services, which agreements were terminated in 2001, and
(ii) a $.9 million decline in maintenance revenues related to net customer attrition.

         Software license and system revenues declined in 2003 primarily as a result of a decrease in the number of license and systems sold (unit volume versus, for example, price decreases), particularly software products marketed to large physician group practices. The decline was partially offset by an increase in software and system sales into the small-group market of $.8 million.

         We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS(R) Vision
Series PACS, our new radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.

         In 2002, software license and system revenues rose primarily due to an increase in the number of licenses and systems sold. This increase was led by software sales made primarily to ambulatory imaging centers and radiology practices.

COST OF REVENUES

                                                           Year Ended December 31,
                                          --------------------------------------------------------
                                            2003       CHANGE       2002       CHANGE          2001
--------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Maintenance and services                  $ 22,376         1.8%   $ 21,970        13.2%   $ 19,401
Percentage of maintenance and services
revenues                                      25.5%                   25.9%                   22.8%
--------------------------------------------------------------------------------------------------
Software licenses and system sales        $  9,493         8.5%   $  8,749        39.6%   $  6,267
Percentage of software licenses and
system sales                                  40.0%                   29.2%                   28.7%
--------------------------------------------------------------------------------------------------

         Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The increase in 2003 principally reflects the additional use of third parties for implementation and training services.

         The increase in the cost of maintenance and services revenues in 2002 primarily reflects additional costs of EDI services incurred in connection with the conversion of a number of customers to direct billing for printing services, as discussed above regarding EDI revenues. In addition, in 2001 we recovered certain EDI processing costs and recognized a credit of $.6 million in connection with the contract settlement referred to above.

         Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software and, beginning in 2002, amortization of software product costs. The increase in 2003 is largely attributable to an increase in amortization of software costs of $1.0 million and $.5 million of additional software royalties. These increases were partially offset by a decrease in computer hardware costs of $.7 million due to a decline in computer hardware sales. In 2004, we anticipate approximately $2 million of amortization relating to software product assets from the acquisition of AMICAS.

         In 2002, the increase in the cost of software license and systems revenues is mainly attributable to $1.2 million in additional costs associated with an increase in the number of computer hardware units sold, and amortization of software product costs of $.9 million.

OPERATING EXPENSES

                                                        Year Ended December 31,
                                       --------------------------------------------------------
                                          2003         CHANGE     2002         CHANGE    2001
-----------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
Selling, general and administrative    $ 50,682         1.9%   $ 49,716        (8.6)%  $ 54,371
Percentage of total revenues               45.4%                   43.3%                   50.8%
-----------------------------------------------------------------------------------------------
Research and development               $ 15,891        17.4%   $ 13,535        24.5%   $ 10,871
Percentage of total revenues               14.2%                   11.8%                   10.2%
-----------------------------------------------------------------------------------------------
Depreciation and amortization          $  2,460        (4.4)%  $  2,572       (90.2)%  $ 26,207
Percentage of total revenues                2.2%                    2.2%                   24.5%
-----------------------------------------------------------------------------------------------

         Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The increase in 2003 is primarily due to an increase in fixed compensation expense of $1.4 million ($.3 million from AMICAS), as well as additional costs and expenses for marketing of $.6 million ($.3 million from AMICAS), for legal, travel, temporary staff and software maintenance of $.3 million each, and charges of $.3 million relating to merger and acquisition initiatives. The increase in fixed compensation is mainly due to an increase in our employee base. These increases were partially offset by decreases in variable compensation of $1.0 million and bad debt expense of $1.2 million. Moreover, 2003 includes a credit of $.5 million that reflects the favorable resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997. The credit was recognized through the reduction of certain accrued liabilities.

         In 2002, the decrease in selling, general and administrative expenses was related to the savings that resulted from a major restructuring plan that we initiated in August 2000. We closed 14 offices, the last five of which were closed in March and April 2001, and our employee-base average was reduced to 639 for 2002, from 671 for 2001 and 882 for 2000. The decrease in 2002 also reflects declines in legal fees of $2.0 million, bad debt expense of $.6 million and contract labor costs of $.5 million.

         The increase in research and development expenses is mainly attributable to additional personnel costs associated with our expanded research and development activities, and additional third-party software developer fees. In addition, for 2003, 2002 and 2001, we capitalized $1.7 million, $4.8 million, and $4.6 million (or 9.5%, 26.1% and 29.7% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to our development of Web-based applications, including an enterprise-wide electronic medical records system and a radiology information system, or RIS, which is a workflow solution for medical imaging centers. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003. We expect three new products to become commercially available by the end of 2004.

         The decrease in depreciation and amortization expense in 2003 reflects the fact that certain assets became fully depreciated in 2002. The decline in 2002 was due primarily to the cessation of goodwill amortization in conformity with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Financial Accounting Standards Board issued Statement 142, which provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test these assets for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002. In 2001, depreciation and amortization expense consisted mainly of $23.1 million of goodwill amortization. In 2004, we anticipate approximately $.7 million of depreciation and amortization relating to certain intangible assets, and property and equipment from the acquisition of AMICAS.

         Acquired in-process technology. In connection with the acquisition of AMICAS, $.8 million of the purchase price was allocated to acquired in-process technology based upon an independent appraisal and was charged to expense in the December 2003 quarter.

         Impairment charges (credits) and other nonrecurring costs. In 2003, we recognized an impairment charge of $.5 million relating to a medical image distribution product that we abandoned in favor of a comparable solution offered by AMICAS.

         In 2002, we received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from us, including interest. Consequently, we recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001.

         In 2001, we recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former officers, $.9 million for unused equity financing, $.8 million of executive severance for separation benefits paid to our former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees. As of March 31, 2001, management determined that collection was doubtful with respect to approximately $6 million of the outstanding balance of the officer loans and, accordingly, we recorded a valuation allowance and ceased accruing interest on the loans.

         Restructuring costs (credits). In the fourth quarter of 2003, we committed to restructuring our medical businesses through a plan of employee reductions. Our work force was reduced by approximately 45 employees and, as a result, we incurred a restructuring charge in 2003 of approximately $.3 million associated with employee severance and other termination benefits. In 2002, we recognized a credit of $.5 million reflecting a savings in connection with the early termination of an office lease for a facility closed as part of a restructuring plan announced in 2000. In 2001, we recorded credits of $.4 million resulting from changes in accounting estimates relating to facility closure and employee severance costs incurred in 2000 in connection with the restructuring plan.

         Loss on headquarters building held for sale. In 2001, we recorded an impairment charge of $1.4 million relating to our former headquarters building in Atlanta. We sold the building in August 2002 for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay the $5.5 million mortgage loan on the building.

INTEREST INCOME (EXPENSE)

                                              Year Ended December 31,
                                ---------------------------------------------------
                                 2003      CHANGE      2002      CHANGE      2001
-----------------------------------------------------------------------------------
                                                 (dollars in thousands)
Interest income                 $   273     (81.6)%  $ 1,480      163.3%   $    562

Interest expense                 (1,155)    (40.4)%   (1,938)     (48.1)%    (3,732)
-----------------------------------------------------------------------------------

         The interest income comparisons primarily reflect interest recognized in 2002 in connection with the recovery of the notes receivable from former officers.

         Interest expense consists primarily of interest costs incurred in connection with our outstanding term and real estate mortgage loans. As of August 2002, the mortgage loans were repaid in full. The decrease in interest expense is due to a decline in the average outstanding principal balance and associated interest rate under our credit agreement. In 2004, we expect interest expense to increase relating to the $15.0 million we borrowed in November 2003 in connection with the acquisition of AMICAS.

INCOME TAXES

         For 2003 and 2002, we recorded income tax provisions of $.2 million. No income tax provision or benefit was recognized in 2001.

         Management has assessed the realizable value of our deferred tax assets of $63.7 million and determined that a valuation allowance of $26.9 million was necessary as of December 31, 2003 to, along with deferred tax liabilities of $10.0 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within four to five years.

         Our effective income tax rate was less than 3% for 2003 primarily due to recognition of a portion of our deferred tax assets through changes in the associated valuation allowance. We expect an income tax provision of approximately $.3 million in 2004.

LOSS FROM DISCONTINUED OPERATIONS

         Discontinued operations represent the results of PracticeWorks, Inc., a provider of practice management software for dental and oral surgery practices, through March 5, 2001. On that date, we distributed 100% of the common stock of PracticeWorks to our stockholders. For the period January 1, 2001 to March 5, 2001, our net loss from discontinued operations was $5.4 million. For further details regarding the distribution of shares of PracticeWorks to our stockholders, see Note D of the accompanying financial statements.

NET INCOME (LOSS)

         As a result of the above factors, our operating results for 2003 decreased to net income of $8.0 million from net income of $24.2 million in 2002 which had increased from a net loss of $(27.8) million in 2001.

         To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For 2003, 2002 and 2001, we generated positive cash flows from operating activities of $2.2 million, $20.8 million and $18.2 million, respectively. The decline in 2003 primarily reflects the decrease in software sales and the increases in research and development and selling, general and administrative expenses (discussed above), as well as our payment to NDC, discussed below. In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, we had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, we refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 65% of our current aggregate transaction level. These discount amounts, received and refunded, have been classified as cash provided by and used in operating activities.

         Days sales outstanding (calculated as accounts receivable, net of allowances, divided by annual revenues multiplied by 365 days) for 2003 was 54 days, up from 45 days for 2002 and 43 days for 2001. Assuming that we sell more of our products and services to hospitals and large medical imaging centers, we would expect this trend to continue.

         Investing activities for 2003 resulted in a use of cash of $33.1 million. This total includes $29.1 million used to acquire AMICAS, $2.0 million used for software development costs, and $2.0 million used primarily for purchases of computer equipment and software including an enterprise resource planning, or ERP, system. Once fully implemented, the ERP system will serve all businesses and departments of our company as an integrated information system.

         Financing activities for 2003 provided cash of $11.5 million, consisting of proceeds of $15.0 million received under our acquisition credit line and $1.1 million of payments received in connection with the exercise of stock options by employees, partly offset by $4.3 million of principal payments of long-term debt.

         As of December 31, 2003, we had cash and cash equivalents of $20.1 million and $29.8 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.5% at December 31, 2003). Interest is payable monthly in arrears. Principal is payable quarterly through April 1, 2004, with a balloon payment in August 2007. Should we decide to prepay the term loan in full prior to year three, we would incur a prepayment fee equal to 2% in year one and 1% in year two of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The outstanding term loan, which is collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum of $6 million in cash, and (iv) the prohibition of dividend payments to stockholders. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line is at the discretion of Wells Fargo. On November 25, 2003 in connection with the AMICAS acquisition, we borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (4.75% at

December 31, 2003). Principal is payable in 15 equal quarterly installments, which began on January 1, 2004, and interest is payable in arrears.

         The following table summarizes, as of December 31, 2003, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations:

                                                         PAYMENTS DUE BY PERIOD
                               ---------------------------------------------------------------------------
                                TOTALS        2004         2005          2006         2007      THEREAFTER
                               ---------    ---------    ---------    ---------    ---------    ----------
                                                            (in thousands)
Long-term debt ............    $  29,500    $   6,500    $   4,000    $   4,000    $  15,000
Operating leases ..........        9,689        3,079        2,256        2,113        1,454    $      787
Other commitments (a) .....        6,778        4,645        1,000          800          333
Other long-term liabilities          485           24          320          130           11
Capital leases ............          257          238           19
                               ---------    ---------    ---------    ---------    ---------    ----------
                               $  46,709    $  14,486    $   7,595    $   7,043    $  16,798    $      787
                               =========    =========    =========    =========    =========    ==========

--------------

(a) Included in other commitments are the following:

     - In April 2003, we entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million ($3 million per annum) for development services will be incurred during the term ending January 2005. Also, during a royalty term ending January 2006, we are obligated to pay royalty fees of up to $5 million based on related software license sales, if any.

     - In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, we incurred $.5 million for processing services. For the twelve-month period ending May 2004, we are committed to pay $.6 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on our volume usage in the last month of the preceding year.

     - We have committed, for the 2004 plan year, to contribute to our employee savings plan. Our matching contribution for 2004 is expected to be approximately $1 million and will be made 75% in cash and 25% in shares of our common stock.

         Should there be any additional consideration due under the earn-out provisions of the AMICAS merger agreement, the amount shall be satisfied by us in cash and/or shares of VitalWorks common stock.

         We anticipate capital expenditures of approximately $6 million for 2004, including software development costs of approximately $2 million.

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

         On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants made materially false and misleading statements during the Class

Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. On October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. The plaintiffs have retained new counsel and have served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. On August 18, 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. Subsequent to year-end, we served an answer to the second amended complaint.

         While management believes that we have meritorious defenses in each of the foregoing matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

         As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2003.

         We include standard intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies, and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software,
(ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2003.

         For 2004, we believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business. This assumes that, among other things, we attain our projected results of operations and related cash flows, and that the earnings targets under the earn-out provisions of the AMICAS merger agreement are not achieved. Otherwise, we may require additional debt or equity funding which may or may not be available.

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

         Revenue Recognition. We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.

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

         Long-lived Assets. We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows it is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less cost to sell, and would no longer be amortized or depreciated. The assets and liabilities of a disposed group classified as held for sale would also be presented separately in the appropriate asset and liability sections of the balance sheet.

         Goodwill Assets and Business Combinations. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. In 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, we shall no longer amortize our goodwill assets. Rather, we are required to test our goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value. Pursuant to Statement 142, we discontinued amortizing goodwill on January 1, 2002.

         Our acquisition of AMICAS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are being amortized through operations over their estimated economic lives.

         Software Product Development Costs. We begin capitalizing software product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003.

         We evaluate the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If our gross revenues turn out to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which amends SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue

Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on our financial statements.

         In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, or FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on our financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of Statement 150 for certain mandatory redeemable noncontrolling interests. The adoption of Statement 150 had no effect on our financial statements.

         In November 2002, the FASB Emerging Issues Task Force reached consensus with respect to Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21, as amended in May 2003, addresses the accounting for multiple-element revenue arrangements. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into on or after July 1, 2003 and did not have a material effect on our financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, we adopted the provisions of Statement 146 in 2003 in connection with the restructuring referred to in the operating expenses section above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $29.5 million of our outstanding debt at December 31, 2003 related to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.3 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at December 31, 2003. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed on page 46 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

         Certain information required by Part III of this Annual Report on Form 10-K is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with respect to the 2004 Annual Meeting of Stockholders expected to be held on June 9, 2004 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about our executive officers is contained under the caption "Employees" in Part I hereof. We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available on our website at www.vitalworks.com/investor_relations.html. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to Investor Relations, VitalWorks Inc., 239 Ethan Allen Highway, Ridgefield, Connecticut 06877.

         The remainder of the response to this item is contained in the Proxy Statement under the caption "Election of Directors", and is incorporated herein by reference. Information relating to filings of Forms 3, 4, and 5 of the Company is contained in the Proxy Statement under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934", and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The response to this item is contained in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. The financial statements listed on page 46 of this report are filed as part of this report on the pages indicated.

         (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 77 of this report, as follows:

Report of Independent Certified Public Accountants on Financial Statement Schedule............            77
Schedule II--Valuation and Qualifying Accounts................................................            78

         (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT
  NO.                                                      DESCRIPTION
-------            ---------------------------------------------------------------------------------------------
  2.1       --     Agreement and Plan of Merger by and among Datamedic Holding Corp., Certain Principal
                   Shareholders of Datamedic Holding Corp., InfoCure Corporation and InfoCure Systems, Inc.
                   dated September 3, 1999 (incorporated by reference to Appendix A to InfoCure's  Registration
                   Statement on Form S-4 (Registration No. 333-87867) filed on September 27, 1999).

  2.2       --     Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure
                   Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the
                   Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

  2.3       --     Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc.,
                   PACS Acquisition Corp., AMICAS, Inc., and the Stockholders' Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the
                   Commission on December 10, 2003).

  3.1       --     Certificate of Incorporation of InfoCure Corporation with all amendments (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1999).

  3.2       --     Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit
                   3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

  4.1       --     See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.

  4.2       --     Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to InfoCure's Registration Statement on Form SB-2) (Registration No. 333-18923).

  10.1      --     InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure's Registration Statement on Form SB-2) (Registration No. 333-18923).

  10.2      --     Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure's Registration Statement on Form SB-2) (Registration
                   No. 333-18923).

  10.3      --     InfoCure Corporation 1997 Directors' Stock Option Plan (incorporated by reference to
                   Exhibit 10.48 filed with InfoCure's Annual Report on Form 10-KSB on April 1, 1998).

  10.4      --     InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 filed with InfoCure's Annual Report on Form 10-KSB on April 1,
                   1998).

EXHIBIT
  NO.                                                      DESCRIPTION
-------            ---------------------------------------------------------------------------------------------
  10.5      --     Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to
                   Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1999).

  10.6      --     Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan
                   (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1999).

  10.7      --     Amendment to InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1999).

  10.8      --     InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with InfoCure's Annual Report on Form 10-KSB on April 1, 1998).

  10.9      --     Form of Stock Option Grant Certificate and schedule of recipients of such options
                   (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1999).

 10.10      --     Form of Stock Option Grant Certificate and schedule of recipients of such options
                   (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1999).

 10.11      --     Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure
                   Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the
                   Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2001).

 10.12      --     Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit
                   10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20,
                   2001).

 10.13      --     Intellectual Property License Agreement, dated as of March 5, 2001, by and between
                   InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit
                   10.5(a) to the Registrant's Current Report on Form 8-K, filed with the Commission on March
                   20, 2001).

 10.14      --     Intellectual Property License Agreement, dated as of March 5, 2001, by and between
                   InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit
                   10.5(b) to the Registrant's Current Report on Form 8-K, filed with the Commission on March
                   20, 2001).

 10.15      --     Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and
                   PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant's
                   Current Report on Form 8-K, filed with the Commission on March 20, 2001).

 10.16      --     Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and
                   PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant's
                   Current Report on Form 8-K, filed with the Commission on March 20, 2001).

 10.17      --     Employment Agreement, dated July 24, 2000, by and between InfoCure Corporation and Joseph M.
                   Walsh (incorporated by reference to Exhibit 10.6(a) to the Registrant's Current Report on
                   Form 8-K, filed with the Commission on March 20, 2001).

 10.18      --     Employment Agreement, dated July 24, 2000, by and between InfoCure Corporation and Steven N.
                   Kahane (incorporated by reference to Exhibit 10.6(c) to the Registrant's Current Report on
                   Form 8-K, filed with the Commission on March 20, 2001).

 10.19      --     Employment Agreement, dated July 24, 2000, by and between InfoCure Corporation and Michael A.
                   Manto (incorporated by reference to Exhibit 10.6(d) to the Registrant's Current Report on
                   Form 8-K, filed with the Commission on March 20, 2001).

EXHIBIT
  NO.                                                      DESCRIPTION
-------            ---------------------------------------------------------------------------------------------
 10.20      --     InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

 10.21      --     Amended and Restated Warrant, originally issued to Crescent International Ltd. on
                   September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to
                   Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, filed with the Commission on
                   April 2, 2001).

 10.22      --     SubLease Agreement, dated February 28, 2001, by and between InfoCure Corporation and Southern
                   Company Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's
                   Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

 10.23      --     Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V.
                   Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report
                   on Form 10-Q, filed with the Commission on May 16, 2001).

 10.24      --     Separation Agreement by and between InfoCure Corporation, and Frederick L. Fine, dated June
                   6, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on
                   Form 8-K, filed with the Commission on June 6, 2001).

 10.25      --     Loan and Security Agreement by and among VitalWorks Inc. as Borrower, and Foothill
                   Capital Corporation as Lender, dated March 8, 2002 (incorporated by reference to Exhibit
                   10.32 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 29,
                   2002).

 10.26      --     VitalWorks Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 13,
                   2002).

 10.27      --     VitalWorks Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit
                   10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August
                   13, 2002).

 10.28      --     Rights Agreement, dated as of December 5, 2002 (the "Rights Agreement"), between
                   VitalWorks Inc. and StockTrans, Inc., as Rights Agent, including as Exhibit B, the form of
                   Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 4 to the
                   Registrant's Current Report on Form 8-K, filed with the Commission on December 9, 2002).

 10.29      --     Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant's
                   Current Report on Form 8-K, filed with the Commission on December 9, 2002).

 10.30      --     Form of Certificate of Designations of Series B Preferred Stock, included in Exhibit C to the
                   Rights Agreement (incorporated by reference to Exhibit 3 to the Registrant's Report on Form
                   8-A12B, filed with the Commission on January 3, 2003).

 10.31      --     Amended and Restated Loan and Security Agreement by and between VitalWorks Inc. as
                   Borrower, and Wells Fargo Foothill, Inc. as Lender, dated as of March 8, 2002 and Amended and Restated as of August 20, 2003 (incorporated by reference to Exhibit 10 to the
                   Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2003).

 *10.32     --     Third Amendment to, and Waiver and Consent under, Amended and Restated Loan and Security
                   Agreement made and entered into as of February 3, 2004, by and between VitalWorks Inc. and
                   Wells Fargo Foothill, Inc.

 *21.1      --     List of Subsidiaries.

 *23.1      --     Consent of BDO Seidman, LLP, independent certified public accountants.

  24.1      --     Powers of Attorney (included on signature page).

 *31.1      --     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.

EXHIBIT
  NO.                                                      DESCRIPTION
-------            ---------------------------------------------------------------------------------------------
 *31.2      --     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.

 *32.1      --     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith

         (b) Reports on Form 8-K. We filed or furnished the following reports on Form 8-K during the quarter ended December 31, 2003:

                  (i) Current Report on Form 8-K furnished to the Securities and Exchange Commission on October 30, 2003 with respect to our announcement of our financial results for the quarter ended September 30, 2003.

                  (ii) Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2003 with respect to our announcement that on November 25, 2003, we entered into a definitive agreement to acquire AMICAS, Inc., a developer of Web-based diagnostic image management software solutions and that on November 26, 2003, we closed the acquisition.

                  (iii) Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003 with respect to our announcement that we completed the merger with AMICAS, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger, dated as of November 25, 2003, by and among us, PACS Acquisition Corp., AMICAS and the Stockholders' Representative.

                                 VITALWORKS INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       PAGE
                                                                                                                       ----
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants..........................................................           47
Consolidated Balance Sheets as of December 31, 2003 and 2002................................................           48
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001..................           49
Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2003, 2002 and 2001........................................................................           50
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.................           51
Notes to Consolidated Financial Statements..................................................................           52

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
VitalWorks Inc.

         We have audited the accompanying consolidated balance sheets of VitalWorks Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitalWorks Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

BDO Seidman, LLP
New York, New York

January 26, 2004

                                 VITALWORKS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                       DECEMBER 31,
                                                                                                ------------------------
                                                                                                  2003            2002
                                                                                                ---------      ---------
ASSETS

Current assets:

  Cash and cash equivalents..............................................................       $  20,128      $  39,474
  Accounts receivable, net of allowances of $2,800 and $1,900............................          16,409         14,130
  Computer hardware held for resale......................................................             832            629
  Deferred income taxes, net ............................................................           2,203          1,578
  Prepaid expenses and other current assets..............................................           2,934          1,660
                                                                                                ---------      ---------
 TOTAL CURRENT ASSETS....................................................................          42,506         57,471

 Property and equipment, at cost, less accumulated depreciation and
     amortization of $11,642 and $9,026..................................................           4,681          4,542
 Goodwill................................................................................          34,472         20,256
 Acquired/developed software, less accumulated amortization of $1,804 and $911 ..........          21,469          8,473
 Other intangible assets, less accumulated amortization of $36...........................           3,364
 Deferred income taxes, net .............................................................          24,547         25,172
 Other assets............................................................................           1,537          1,217
                                                                                                ---------      ---------
Total assets.............................................................................       $ 132,576      $ 117,131
                                                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..................................................       $  11,049      $  10,630
  Accrued employee compensation and benefits ............................................           2,486          4,636
  Accrued restructuring costs............................................................             923          1,107
  Deferred revenue, including unearned discounts of $1,200 and $1,478....................          11,762          9,578
  Current portion of long-term debt......................................................           6,738          4,300
                                                                                                ---------      ---------
TOTAL CURRENT LIABILITIES................................................................          32,958         30,251

Long-term debt...........................................................................          23,019         14,641
Other liabilities, primarily unearned discounts re: outsourced printing services.........           5,937         11,806

COMMITMENTS AND CONTINGENCIES - NOTES C, D AND J

Stockholders' equity:

  Preferred stock $.001 par value; 2,000,000 shares authorized; none issued..............
  Common stock $.001 par value, 200,000,000 shares authorized,
    45,278,816 and 44,605,944 shares issued .............................................              45             45
  Additional paid-in capital.............................................................         205,439        203,173
  Accumulated deficit....................................................................        (128,350)      (136,313)
  Treasury stock, at cost, 1,985,502 shares..............................................          (6,472)        (6,472)
                                                                                                ---------      ---------
TOTAL STOCKHOLDERS' EQUITY...............................................................          70,662         60,433
                                                                                                ---------      ---------
Total liabilities and stockholders' equity...............................................       $ 132,576      $ 117,131
                                                                                                =========      =========

See accompanying notes.

                                 VITALWORKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        2003           2002           2001
                                                                                      ---------     ---------      ---------
REVENUES
   Maintenance and services..................................................         $  87,790     $  84,808      $  85,181
   Software licenses and system sales........................................            23,729        30,003         21,872
                                                                                      ---------     ---------      ---------
Total revenues...............................................................           111,519       114,811        107,053
                                                                                      ---------     ---------      ---------
COSTS AND EXPENSES
Cost of revenues:
   Maintenance and services..................................................            22,376        21,970         19,401
   Software licenses and system sales, includes amortization of
      software costs of $1,873 in 2003 and $911 in 2002......................             9,493         8,749          6,267
Selling, general and administrative..........................................            50,682        49,716         54,371
Research and development.....................................................            15,891        13,535         10,871
Depreciation and amortization, includes $23,135 of goodwill
   amortization in 2001......................................................             2,460         2,572         26,207
Acquired in-process technology...............................................               750
Impairment charges (credits) and other nonrecurring costs....................               490        (6,000)         8,252
Restructuring costs (credits)................................................               332          (501)          (425)
Loss on headquarters building held for sale..................................                                          1,375
                                                                                      ---------     ---------      ---------
                                                                                        102,474        90,041        126,319
                                                                                      ---------     ---------      ---------
OPERATING INCOME (LOSS)......................................................             9,045        24,770        (19,266)
Interest income..............................................................               273         1,480            562
Interest expense.............................................................            (1,155)       (1,938)        (3,732)
                                                                                      ---------     ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES................             8,163        24,312        (22,436)

Provision for income taxes...................................................               200           162
                                                                                      ---------     ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS.....................................             7,963        24,150        (22,436)
Loss from discontinued operations............................................                                         (5,384)
                                                                                      ---------     ---------      ---------
NET INCOME (LOSS)............................................................         $   7,963     $  24,150      $ (27,820)
                                                                                      =========     =========      =========
EARNINGS (LOSS) PER SHARE
  Basic:
     Continuing operations...................................................         $    0.18     $    0.58      $   (0.60)
     Discontinued operations.................................................                                          (0.14)
                                                                                      ---------     ---------      ---------
                                                                                      $    0.18     $    0.58      $   (0.74)
                                                                                      =========     =========      =========
  Diluted:
     Continuing operations...................................................         $    0.17     $    0.49      $   (0.60)
     Discontinued operations.................................................                                          (0.14)
                                                                                      ---------     ---------      ---------
                                                                                      $    0.17     $    0.49      $   (0.74)
                                                                                      =========     =========      =========
AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic......................................................................            43,052        41,592         37,477
  Diluted....................................................................            47,134        48,850         37,477

See accompanying notes.

                                 VITALWORKS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                 SHARES
                                                        ------------------------                          NOTES
                                                                                          ADDITIONAL   RECEIVABLE -
                                                          COMMON     TREASURY     COMMON   PAID-IN        FORMER
                                                           STOCK       STOCK      STOCK    CAPITAL       OFFICERS
                                                        ----------  -----------   ------  ----------   ------------
Balance at December 31, 2000.........................   34,236,235     (112,500)   $ 34    $ 203,959     $ (12,431)
Issuance of common stock, net of related expense for:
   1998 acquisition of unit of Reynolds & Reynolds         500,000                    1          127
   Matching contribution 401(k) plan.................      462,352                             1,965
   Conversion of rights to preferred stock of
   subsidiary........................................    1,929,012                    2        9,998
   Exercise of stock options and warrants............      974,645                    1        1,882
   1999 acquisition attributed to PracticeWorks......      887,715                    1        2,327
   Other.............................................       11,812                               254
Dividend of subsidiary, PracticeWorks................                                        (28,927)
Allowance for loan losses............................                                                        6,000
Loan payments, net...................................                                                        1,799
Net loss.............................................
                                                       -----------    ---------   -----    ---------     ---------
Balance at December 31, 2001.........................   39,001,771     (112,500)     39      191,585        (4,632)
Issuance of common stock, net of related expense for:
   Matching contribution 401(k) plan.................      222,012                    1        1,110
   Exercise of stock options and warrants............    5,382,161                    5       10,077
Repurchases of common stock..........................                (1,873,002)
Dividend of subsidiary, PracticeWorks, adjustment....                                            401
Allowance for loan losses (reversed).................                                                       (6,000)
Loan payments, net...................................                                                       10,632
Net income...........................................
                                                       -----------    ---------   -----    ---------     ---------
Balance at December 31, 2002.........................   44,605,944   (1,985,502)     45      203,173            --
Issuance of common stock, net of related expense for:
   Matching contribution 401(k) plan.................      276,933                             1,132
   Exercise of stock options ........................      395,939                             1,134
Net income...........................................
                                                       -----------    ---------   -----    ---------     ---------
BALANCE AT DECEMBER 31, 2003.........................   45,278,816   (1,985,502)  $ 45     $ 205,439     $      --
                                                       ===========    =========   ====     =========     =========

                                                          ACCUMULATED   TREASURY
                                                            DEFICIT      STOCK         TOTAL
                                                          -----------   --------      --------
Balance at December 31, 2000.........................     $  (132,643)  $  (469)      $ 58,450
Issuance of common stock, net of related expense for:
   1998 acquisition of unit of Reynolds & Reynolds                                         128
   Matching contribution 401(k) plan.................                                    1,965
   Conversion of rights to preferred stock of
   subsidiary........................................                                   10,000
   Exercise of stock options and warrants............                                    1,883
   1999 acquisition attributed to PracticeWorks                                          2,328
   Other.............................................                                      254
Dividend of subsidiary, PracticeWorks................                                  (28,927)
Allowance for loan losses............................                                    6,000
Loan payments, net...................................                                    1,799
Net loss.............................................         (27,820)                 (27,820)
                                                          -----------   -------       --------
Balance at December 31, 2001.........................        (160,463)     (469)        26,060
Issuance of common stock, net of related expense for:
   Matching contribution 401(k) plan.................                                    1,111
   Exercise of stock options and warrants............                                   10,082
Repurchases of common stock..........................                    (6,003)        (6,003)
Dividend of subsidiary, PracticeWorks, adjustment....                                      401
Allowance for loan losses (reversed).................                                   (6,000)
Loan payments, net...................................                                   10,632
Net income...........................................          24,150                   24,150
                                                          -----------   -------       --------
Balance at December 31, 2002.........................        (136,313)   (6,472)        60,433
Issuance of common stock, net of related expense for:
   Matching contribution 401(k) plan.................                                    1,132
   Exercise of stock options ........................                                    1,134
Net income...........................................           7,963                    7,963
                                                          -----------   -------       --------
BALANCE AT DECEMBER 31, 2003.........................     $  (128,350)  $(6,472)      $ 70,662
                                                          ===========   =======       ========

See accompanying notes.

                                 VITALWORKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                           -----------------------------------
                                                                                             2003         2002         2001
                                                                                           --------     --------     ---------
OPERATING ACTIVITIES

Income (loss) from continuing operations..............................................     $  7,963     $ 24,150     $ (22,436)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:

   Acquired in-process technology.....................................................          750
   Restructuring and other nonrecurring costs and impairment charges (credits)........          822       (6,501)        6,903
   Loss on headquarters building held for sale........................................                                   1,375
   Depreciation and amortization, primarily goodwill in 2001..........................        2,460        2,572        26,207
   Provisions for bad debts, returns and discounts....................................        1,973        2,815         3,196
   Amortization of deferred finance costs, charged to interest expense................          173          277           638
   Amortization of software costs.....................................................        1,873          911
   Changes in operating assets and liabilities:
     Accounts receivable..............................................................       (2,342)      (4,252)       (2,031)
     Computer hardware held for resale, prepaid expenses and other....................       (1,748)        (802)          218
     Accounts payable, accrued costs and expenses.....................................       (3,726)       1,536        (1,982)
     Deferred revenue.................................................................         (417)       1,344          (971)
     Unearned discounts re:  outsourced printing services.............................       (5,601)      (1,292)        6,503
Interest payments on notes receivable from former officers............................                                     610
                                                                                           --------     --------     ---------
       CASH PROVIDED BY OPERATING ACTIVITIES .........................................        2,180       20,758        18,230
                                                                                           --------     --------     ---------
INVESTING ACTIVITIES
    Business acquisition, net of cash acquired........................................      (29,143)
    Software product development costs................................................       (2,017)      (4,345)       (4,601)
    Proceeds from sale of office buildings............................................          360        7,310           800
    Proceeds from sale of equipment...................................................                                     220
    Purchases of property and equipment...............................................       (1,954)        (771)       (1,203)
    Cash received from (advanced to) PracticeWorks, Inc...............................                       333          (344)
    Security deposit..................................................................         (308)
    Other.............................................................................                                     (17)
                                                                                           --------     --------     ---------
      CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ................................      (33,062)       2,527        (5,145)
                                                                                           --------     --------     ---------
FINANCING ACTIVITIES
    Long-term debt:
      (Payments)......................................................................       (4,273)     (38,597)       (9,154)
       Proceeds.......................................................................       15,000       27,450           194
    Exercise of stock options and warrants............................................        1,076        10,017        1,804
    Loan payments from former officers................................................                    10,991         1,215
    Repurchases of common stock.......................................................                    (6,003)
    Deferred finance costs and other..................................................         (267)        (657)         (125)
                                                                                           --------     --------     ---------
      CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................       11,536        3,201        (6,066)
                                                                                           --------     --------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................................      (19,346)      26,486         7,019
Cash and cash equivalents at beginning of year........................................       39,474       12,988         5,969
                                                                                           --------     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................................     $ 20,128     $ 39,474     $  12,988
                                                                                           ========     ========     =========

See accompanying notes.

                                 VITALWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BUSINESS

         VitalWorks Inc. ("VitalWorks" or the "Company") is a leading provider of information and image management technology and services targeted to healthcare practices and organizations throughout the United States. The Company provides IT-based, specialty-specific solutions for imaging centers and hospital radiology departments, and medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology, and internal medicine. The Company also offers enterprise-level systems designed for large physician groups and networks. The Company's range of software solutions provide image management, workflow management, and information management related to administrative, financial, and clinical functions for physicians, radiologists and other healthcare providers. VitalWorks provides its clients with ongoing software support, implementation, training, and electronic data interchange ("EDI") services for patient billing and claims processing.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AMICAS, Inc. ("AMICAS"), which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.

Reclassification of Financial Statement Balances

         Certain amounts in the accompanying financial statements for 2001 have been reclassified to conform to the 2002 and 2003 presentation.

Revenue Recognition

         Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company's sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the relative fair values of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when specific objective evidence of fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). The fair value of an element is determined by the average price charged when that element is sold separately (e.g., the fair value of maintenance services is determined based on the average renewal price charged to clients for continued maintenance). If evidence of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until objective evidence of fair value is established. In the Company's contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer's acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration

                                 VITALWORKS INC.

of the acceptance period. Allowances for estimated future returns and discounts (recorded as contra-revenue), as well as bad debts, are provided upon recognition of revenues.

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

         All current assets and current liabilities, because of their short-term nature, are stated at cost or face value, which approximates market value. The carrying amount of the Company's long-term debt, which provides for interest at floating rates, approximates market value (see Note I).

Computer Hardware Held For Resale

         Computer hardware held for resale includes computer equipment and related peripherals, which are valued at the lower of cost or realizable value. Cost is principally determined by either the first-in first-out or average cost methods.

Long-lived Assets

         The Company reviews its long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows it is expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less cost to sell, and would no longer be amortized or depreciated. The assets and liabilities of a disposed group classified as held for sale would also be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill Assets and Business Combinations

         Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. In 2001, the Financial Accounting Standards Board (the "FASB") issued

                                 VITALWORKS INC.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 provides that, upon adoption, the Company shall no longer amortize its goodwill assets. Rather, the Company is required to test its goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value. Pursuant to Statement 142, the Company discontinued amortizing goodwill on January 1, 2002.

         Excluding goodwill amortization of $23.1 million for the year ended December 31, 2001, the net loss would have been $(4.7) million, or $(.13) per share, compared to net income of $24.2 million, or $.49 per diluted share, for 2002 and $8.0 million, or $.17 per diluted share, for 2003.

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

         The Company's acquisition of AMICAS in 2003 was accounted for under the purchase method and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are being amortized through operations over their estimated economic lives (see Notes C and G). The Company's other business combinations were completed prior to 2000 and were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method did not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of Statements 141 and 142 did not affect the results of past transactions accounted for under the pooling-of-interests method.

Software Product Development Costs

         The Company begins capitalizing software product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003.

Deferred Finance Costs

         Deferred finance costs, which include charges, fees and expenses directly associated with loan origination and underwriting, are recognized as interest expense over the expected life of the respective loan at an amortization rate per annum that approximates the interest method. Deferred finance costs ($.7 million and $.6 million, net of accumulated amortization of $.3 million and $.1 million, as of December 31, 2003 and 2002) are included in other assets in the accompanying balance sheets.

Depreciation/Amortization

         Depreciation and amortization are computed principally using the straight-line method over the estimated economic or useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

                                 VITALWORKS INC.

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

         The Company accounts for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Statement 123, of options granted in 2003, 2002 and 2001 was $2.35, $2.34 and $1.61, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on income (loss) from continuing operations and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               2003          2002             2001
                                                            ---------     ----------       ----------
Income (loss) from continuing operations,
  as reported                                               $   7,963     $   24,150       $  (22,436)
Less:  total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects           (4,364)        (5,320)         (10,374)
                                                            ---------     ----------       ----------
Pro forma income (loss) from continuing operations          $   3,599     $   18,830       $  (32,810)
                                                            =========     ==========       ==========
Earnings (loss) per share - continuing operations:

   Basic-- as reported                                      $    0.18     $     0.58       $    (0.60)
                                                            =========     ==========       ==========
   Basic-- pro forma                                        $    0.08     $     0.45       $    (0.88)
                                                            =========     ==========       ==========
   Diluted-- as reported                                    $    0.17     $     0.49       $    (0.60)
                                                            =========     ==========       ==========
   Diluted-- pro forma                                      $    0.08     $     0.39       $    (0.88)
                                                            =========     ==========       ==========

         The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                        2003           2002           2001
                                                                       ------         -----          -----
Risk-free interest rate.........................................        2.5%           2.6%           4.0%
Expected dividend yield.........................................        0.0            0.0            0.0
Expected stock price volatility.................................       76.0%          78.7%          75.4%
Weighted average expected life (in years).......................          4              4              4

         The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable, which differ significantly from the Company's stock option awards. In

                                 VITALWORKS INC.

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

Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         2003            2002         2001
                                                       ---------      ----------    ---------
Numerator --income (loss):
   Continuing operations                               $   7,963      $   24,150    $ (22,436)
   Discontinued operations                                                             (5,384)
                                                       ---------      ----------    ---------
                                                       $   7,963      $   24,150    $ (27,820)
                                                       =========      ==========    =========
Denominator:
   Basic EPS--weighted-average shares                     43,052          41,592       37,477
      Effect of dilutive securities, stock
        option and warrant rights                          4,082           7,258
                                                       ---------      ----------    ---------
   Diluted EPS--adjusted weighted-average
        shares and assumed conversions                    47,134          48,850       37,477
                                                       =========      ==========    =========
Basic EPS:
   Continuing operations                               $    0.18      $     0.58    $   (0.60)
   Discontinued operations                                                              (0.14)
                                                       ---------      ----------    ---------
                                                       $    0.18      $     0.58    $   (0.74)
                                                       =========      ==========    =========
Diluted EPS:
   Continuing operations                               $    0.17      $     0.49    $   (0.60)
   Discontinued operations                                                              (0.14)
                                                       ---------      ----------    ---------
                                                       $    0.17      $     0.49    $   (0.74)
                                                       =========      ==========    =========

         Because their effect would be antidilutive, stock option and warrant rights for up to 1.5 million common shares (with exercise prices ranging from $4.33 to $17.84 per share) and 1.1 million common shares (with exercise prices ranging from $6.14 to $17.84 per share) were excluded from the diluted EPS calculation for 2003 and 2002, respectively. For the same reason, all options and warrants were excluded from the diluted calculation for the year 2001.

                                 VITALWORKS INC.

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

C. BUSINESS COMBINATION

         On November 25, 2003, VitalWorks acquired 100% of the outstanding capital stock of AMICAS, a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. VitalWorks financed $15 million of the purchase price through the use of its credit line. The merger agreement provides for an additional purchase payment of up to $25 million, payable in cash and/or shares of VitalWorks common stock, based on attainment of specified earnings targets through 2004. In addition, VitalWorks assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period.

         The Company examined a number of other image software businesses before deciding to acquire AMICAS. The terms of the merger agreement were determined on the basis of arms-length negotiations and, based on, among other things, the opinion of an independent financial advisor, the purchase price was deemed to be fair from a financial point of view. Prior to the execution of the merger agreement, neither VitalWorks nor any of its affiliates, nor any director or officer of VitalWorks or any associate of any such director or officer, had any material relationship with AMICAS.

         The Company currently intends to continue to use the tangible and intangible assets of AMICAS substantially in the same manner in which they were used by AMICAS immediately prior to the merger. The addition of AMICAS provides VitalWorks with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system.

                                 VITALWORKS INC.

         The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the assets and liabilities of AMICAS based on their estimated fair values. Independent valuation specialists conducted an appraisal of a significant portion of the assets, including purchased software, in-process technology, trademarks and noncompete agreements. Management has made an estimate of the fair value of the remaining assets and liabilities. The estimated fair values included in the accompanying financial statements reflect management's preliminary estimates, which are subject to change, along with the valuation specialists' appraisal as follows (in thousands):

Current assets                                    $    3,908
Property and equipment                                   468
Goodwill                                              14,149 (a)
Acquired software                                     13,700 (b)
Other intangible assets                                3,400 (b)
Acquired in-process technology                           750 (c)
Other assets                                              54
                                                  ----------
  Total assets acquired                               36,429
Current liabilities                                   (5,467)
                                                  ----------
                                                  $   30,962
                                                  ==========

-----------------

(a) The amount allocated to goodwill is not expected to be deductible for tax purposes. In the event that management determines that the value of goodwill has become impaired, the Company would then recognize a charge for the amount of the impairment.

(b)  Amortizable identified intangible assets are as follows:

                                                          Estimated
                                     Estimated            Economic
                                     Fair Value             Life
                                   --------------         ---------
                                   (in thousands)          (years)
Acquired software                     $13,700                 7
Trademarks                              1,900                15
Noncompete agreements                   1,500                 5
                                      -------
                                      $17,100
                                      =======

(c) In-process technology was charged to expense upon acquisition because technological feasibility had not been established and no alternative future uses existed.

                                 VITALWORKS INC.

         Should there be any additional consideration paid under the earn-out provisions of the merger agreement, the amount would be recognized as additional goodwill. Amounts paid, if any, under the assumed incentive plans would be recognized as compensation expense.

         The accompanying statements of operations include only one month of operating results of AMICAS. For the month of December 2003, AMICAS had total revenues of $.7 million, and a net loss of $(1.4) million which included the $.8 million charge for acquired in-process technology, and depreciation and amortization expense of $.2 million.

         The unaudited financial information in the table below summarizes the combined results of operations of VitalWorks and AMICAS, on a pro forma basis, as though the companies had been combined as of January 1, 2002. Due to their nonrecurring nature, the acquired in-process technology charge and AMICAS' acquisition-related costs have been excluded from the information presented below. This pro forma data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2002, and should not be taken as representative of the future results of operations of the Company.

                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                               2003                    2002
                                                            ----------              ----------
                                                           (in thousands, except per share data)
Combined revenues........................................   $  115,378              $  117,081
Net income (loss).......................................    $   (3,554)             $   12,413
Earnings (loss) per share - basic .......................   $    (0.08)             $     0.30
Earnings (loss) per share - diluted .....................   $    (0.08)             $     0.25

D. DISTRIBUTION OF PRACTICEWORKS COMMON STOCK

         On March 5, 2001 (the "Distribution Date"), VitalWorks completed the distribution of the common stock of its PracticeWorks, Inc. subsidiary ("PracticeWorks" or "Division"), a provider of practice management software for dental and oral surgery practices, to the Company's stockholders in a tax-free distribution. The spin-off of PracticeWorks was effected by way of a pro rata dividend (the "Distribution" or "Spin-Off") of all of the issued and outstanding shares of common stock of PracticeWorks to VitalWorks' stockholders of record as of February 21, 2001 (the "Record Date"). This resulted in PracticeWorks becoming an independent, publicly-traded company. Immediately prior to the Distribution, VitalWorks effectively transferred to PracticeWorks the Division's assets and liabilities and, thereby, distributed $28.5 million of net assets, as adjusted, in connection with the Spin-Off. VitalWorks' stockholders received one share of PracticeWorks common stock for every four shares of VitalWorks common stock owned as of the Record Date. No proceeds were received by VitalWorks in connection with the Distribution.

         Accordingly, the accompanying 2001 consolidated statement of operations reflects the results of operations of PracticeWorks as discontinued operations. For the year 2001, revenues included in the loss from discontinued operations were $6.6 million (i.e., through the Distribution Date).

         For purposes of governing certain of the ongoing relationships between PracticeWorks and the Company, and to provide for an orderly transition to the status of two independent companies, PracticeWorks and the Company entered into various agreements. Among other things, these agreements continue to define the ongoing relationship between the parties since the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of the Company, they are not the result of negotiations between independent parties, although the Company and PracticeWorks set pricing terms for interim services believed to be comparable to

                                 VITALWORKS INC.

what would have been achieved through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between the Company and PracticeWorks and such agreements and transactions were determined through arm's-length negotiations. In connection with the Distribution, both companies have indemnified the other, and either may incur obligations with respect to certain representations, warranties, commitments, and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of certain of the material agreements follows:

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

         Pursuant to the Distribution Agreement and effective as of the Distribution Date, PracticeWorks or its successors assumed, and agreed to indemnify the Company against, all liabilities, litigation and claims, including related insurance costs, arising out of PracticeWorks' business. The Company retained, and agreed to indemnify PracticeWorks against, all liabilities, litigation and claims, including related insurance costs, arising out of the Company's business. The foregoing obligations do not entitle an indemnified party to recovery to the extent any such liability is covered by proceeds received by such party from any third party insurance policies.

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

Tax Disaffiliation Agreement

         The Company and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks or its successors will indemnify the Company for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks or its successors will also indemnify the Company for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal

                                 VITALWORKS INC.

Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. The Company will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) the Company breaches a representation or covenant given to King & Spalding in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by the Company or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, the Company, and PracticeWorks or its successors will indemnify each other against 50% of all taxes and liabilities.

         PracticeWorks or its successors will also indemnify the Company for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.

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

                                VITALWORKS INC.

E. NONRECURRING CHARGES (CREDITS)

Restructuring Costs (Credits)

         The 2003 Plan. In the fourth quarter of 2003, the Company committed to restructuring its medical businesses through a plan of employee reductions. The Company's work force was reduced by approximately 45 employees.

         The 2000 Plan. In August 2000, the Company announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005.

         A description of the nature and amount of restructuring costs (credits) and other charges incurred with respect to the 2003 and 2000 Plans is as follows (in thousands):

                                                          COSTS                                       COSTS
                                                         APPLIED                                     APPLIED
                             BALANCE AT     ADJUSTMENTS  AGAINST      BALANCE AT       ADJUSTMENTS   AGAINST
                         DECEMBER 31, 2000  TO ACCRUAL   ACCRUAL   DECEMBER 31, 2001   TO ACCRUAL    ACCRUAL
                         -----------------  -----------  --------  -----------------   -----------  --------
Facility closure and
  consolidation......          $4,603         $ (205)    $ (1,612)       $ 2,786        $ (501)     $(1,178)
Employee severance and
  other termination
  benefits...........           2,231           (220)      (1,897)           114                       (114)
                              -------         ------     --------        -------        ------      -------
2003 and 2000 Plans
  Total..............         $ 6,834         $ (425)(a) $ (3,509)       $ 2,900        $ (501)(b)  $(1,292)
                              =======         ======     ========        =======        ======      =======

                                                             COSTS
                                                            APPLIED
                             BALANCE AT      ADJUSTMENTS    AGAINST         BALANCE AT
                         DECEMBER 31, 2002    TO ACCRUAL    ACCRUAL     DECEMBER 31, 2003
                         -----------------   -----------    --------    -----------------
Facility closure and
  consolidation......         $ 1,107         $    (89)     $  (432)           $  586(c)
Employee severance and
  other termination
  benefits...........              --              421          (84)              337
                              -------         --------      -------            ------
2003 and 2000 Plans
  Total..............         $ 1,107         $    332      $  (516)           $  923
                              =======         ========      =======            ======

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

(c) primarily amounts accrued for outstanding lease commitments relating to the 2000 Plan

                                 VITALWORKS INC.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of Statement 146 in connection with the 2003 restructuring.

Impairment Charges (Credits) and Other Nonrecurring Costs

         In 2003, the Company recognized an impairment charge of $.5 million relating to a medical image distribution product that was abandoned in favor of a comparable solution offered by AMICAS.

         In 2002, the Company received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million.

         In 2001, the Company recognized impairment charges and incurred other nonrecurring costs of $8.3 million. These costs and expenses included the $6.0 million provision for loan losses relating to the notes receivable from former officers, $.9 million for unused equity financing, $.8 million of executive severance for separation benefits paid to the Company's former chairman pursuant to the terms of a mutual separation agreement and a pre-existing employment agreement, and retention bonuses of $.2 million for terminated employees.

         In 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Statement 144 has not had a negative impact on the Company's financial statements.

F. PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:

                                                              DEPRECIATION/               DECEMBER 31,
                                                              AMORTIZATION          ----------------------
                                                                 PERIOD              2003            2002
                                                              -------------         -------        -------
                                                                 (years)                 (in thousands)
Equipment, primarily computers, and software......                 3-5               $12,884       $10,338
Equipment under capital lease obligations...........               3-5                 2,904         2,718
Furniture and other.......................................         3-7                   535           512
                                                                                     -------       -------
                                                                                      16,323        13,568
Less accumulated depreciation and amortization ...                                    11,642         9,026
                                                                                     -------       -------
                                                                                     $ 4,681       $ 4,542
                                                                                     =======       =======

         Depreciation and amortization expense of these assets totaled $2.4 million, $2.6 million and $2.9 million for 2003, 2002 and 2001, respectively.

                                 VITALWORKS INC.

         In August 2002, the Company completed the sale of a former headquarters building in Atlanta for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay the $5.5 million mortgage loan on the building (see Note I). Approximately $.4 million of the proceeds had been held in escrow to partially guarantee to the new owner the monetary performance of PracticeWorks, Inc., a tenant of the building, through December 2003 under their lease agreement. The Company spun-off PracticeWorks in March 2001 (see Note D). In connection with the sale, the Company entered into a market rate lease with the new owner of the building through December 2003 for approximately 3,900 square feet of office space, or less than 5% of the building. The amount held in escrow was returned to the Company and recognized as a gain from the sale of the building (included in selling, general and administrative expenses).

         In January 2002, the Company completed the sale of its other office building in Atlanta for $1.4 million, after closing costs.

G. GOODWILL, ACQUIRED/DEVELOPED SOFTWARE AND OTHER INTANGIBLE ASSETS

         Major classes of intangible assets, primarily derived from business acquisitions including in 2003 the AMICAS acquisition, consist of the following:

                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
                                                                       2003                                     2002
                                                       -------------------------------------    -----------------------------------
                                        Estimated        Gross                       Net          Gross                       Net
                                        Economic       Carrying    Accumulated    Carrying      Carrying    Accumulated    Carrying
                                          Life          Amount     Amortization     Value        Amount     Amortization     Value
                                        ---------      --------    ------------   --------      --------    ------------   --------
                                         (years)                                       (in thousands)
Goodwill ($14.2 million re AMICAS)...                 $  34,472            --     $ 34,472     $  20,256           --      $ 20,256
                                                      =========     ==========    ========     =========       ======      ========
Acquired software....................        7        $  13,700     $     (163)   $ 13,537
Software product development.........      3-5            9,573         (1,641)      7,932     $   9,384       $ (911)     $  8,473
                                                      ---------     ----------    --------     ---------       ------      --------
                                                      $  23,273     $   (1,804)   $ 21,469     $   9,384       $ (911)     $  8,473
                                                      =========     ==========    ========     =========       ======      ========

Trademarks..........................        15        $   1,900     $      (11)   $  1,889
Noncompete agreements...............         5            1,500            (25)      1,475
                                                      ---------     ----------    --------     ---------       ------      --------
                                                      $   3,400     $      (36)   $  3,364            --           --            --
                                                      =========     ==========    ========     =========       ======      ========

         Amortization expense of the identifiable intangible assets totaled $1.9 million and $.9 million for 2003 and 2002, respectively. There was no amortization expense in 2001. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and noncompete agreements is included in depreciation and amortization expense.

                                 VITALWORKS INC.

Assuming no impairment charges, estimated annual amortization expense of the identifiable intangible assets is as follows (in thousands):

2004..........................               $  4,185
2005..........................                  4,765
2006..........................                  4,765
2007..........................                  3,753
2008..........................                  2,358
Thereafter....................                  5,007
                                             --------
                                             $ 24,833
                                             ========

H. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                      2003              2002
                                                                    --------          --------
                                                                         (in thousands)
Trade accounts payable.................................             $  2,524          $  1,930
Cost of providing EDI services.........................                2,025             2,894
Other accrued expenses.................................                6,500             5,806
                                                                    --------          --------
                                                                    $ 11,049          $ 10,630
                                                                    ========          ========

I. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                       2003           2002
                                                                     --------       --------
                                                                         (in thousands)
Wells Fargo Foothill, Inc.
    Acquisition line advance............................             $ 15,000
    Term loan...........................................               14,500       $ 18,250
Capital leases (see Note J).............................                  257            691
                                                                     --------       --------
                                                                       29,757         18,941
Less current portion....................................                6,738          4,300
                                                                     --------       --------
                                                                     $ 23,019       $ 14,641
                                                                     ========       ========

         All loan amounts with the Company's former lender were repaid in March 2002 in connection with a new four-year credit agreement entered into by the Company with Wells Fargo Foothill, Inc., a wholly-owned subsidiary of Wells Fargo & Company. The new agreement included a term loan of $22.0 million at an interest rate of prime plus 2%, and a mortgage loan of $5.5 million. The Company repaid the mortgage loan in August 2002 in connection with the sale of the Atlanta property (see Note F). In August 2003, the Company entered into an amended and restated four-year credit agreement with Wells Fargo. The amended agreement included the Company's outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.5% at December 31, 2003). Interest is payable monthly in arrears. Principal is payable quarterly through April 1, 2004, with a balloon payment in August 2007. Should the Company decide to prepay the term loan in full prior to year three, it would incur a prepayment fee equal to 2% in year one and 1% in year two of the then outstanding principal balance of

                                 VITALWORKS INC.

the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of the Company. The outstanding term loan, which is collateralized by substantially all of the Company's assets and intellectual property rights, subjects the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum of $6 million in cash, and (iv) the prohibition of dividend payments to stockholders. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line is at the discretion of Wells Fargo. On November 25, 2003 in connection with the AMICAS acquisition, the Company borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus ..75% (4.75% at December 31, 2003). Principal is payable in 15 equal quarterly installments, which began on January 1, 2004, and interest is payable in arrears.

         As of December 31, 2003, maturities of long-term debt are as follows:
$6.8 million in 2004, $4.0 million in 2005, $4.0 million in 2006 and $15.0 million in 2007.

         In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. Statement 145 also amends Statement 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of Statement 145 in January 2003. The adoption of Statement 145 did not have a significant impact on its financial statements.

J. COMMITMENTS AND CONTINGENCIES

         The Company leases office and research facilities, and certain computer and other equipment under various operating and capital lease agreements. The leases expire at various dates through 2009.

         Future minimum lease payments under all operating and capital leases with noncancellable terms in excess of one year are as follows:

YEAR                                                                    CAPITAL        OPERATING
                                                                        -------        ---------
                                                                            (in thousands)
2004..........................................................           $ 243         $  3,079
2005..........................................................              19            2,256
2006..........................................................                            2,113
2007..........................................................                            1,454
2008..........................................................                              771
Thereafter....................................................                               16
                                                                         -----         --------
                                                                           262            9,689
Less amounts included in accrued restructuring costs..........                              559
                                                                         -----         --------
                                                                           262         $  9,130
                                                                                       ========
Less amounts representing interest............................               5
                                                                         -----
Present value of net minimum lease payments...................             257
Less current portion..........................................             239
                                                                         -----
Long-term obligations under capital leases....................           $  18
                                                                         =====

         In addition, certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2003, 2002 and 2001 under all lease agreements totaled $2.6 million, $2.6

                                 VITALWORKS INC.

million and $2.5 million, respectively.

         In April 2003, the Company entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million ($3 million per annum) for development services will be incurred during the term ending January 2005. Also, during a royalty term ending January 2006, the Company is obligated to pay royalty fees of up to $5 million based on related software license sales, if any.

         In May 2002, the Company entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first year of the agreement, the Company incurred $.5 million for processing services. For the twelve-month period ending May 2004, the Company is committed to pay $.6 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on the Company's volume usage in the last month of the preceding year.

         In connection with the Company's employee savings plan, the Company has committed, for the 2004 plan year, to contribute to the plan. The matching contribution for 2004 is estimated to be approximately $1 million and will be made 75% in cash and 25% in shares of the Company's common stock.

         In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company continues, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, the Company had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, the Company's arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, the Company refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 65% of the Company's current aggregate transaction level. These discount amounts, received and refunded, have been classified as cash provided by and used in operating activities.

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

         On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of its individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants made materially false and misleading statements during the Class Period concerning the Company's products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with the Company's alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment

                                 VITALWORKS INC.

interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

         On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleges state securities law violations, breach of contract, and fraud claims against the defendants. The complaint does not specify the amount of damages sought by plaintiffs, but seeks rescission of a transaction that the plaintiffs value at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. On October 15, 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. The plaintiffs have retained new counsel and have served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. On August 18, 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. Subsequent to year-end, the Company served an answer to the second amended complaint.

         While management believes that the Company has meritorious defenses in each of the foregoing matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

         As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2003.

         The Company includes standard intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company's products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2003.

                                 VITALWORKS INC.

K. STOCKHOLDERS' EQUITY

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

         Initially, the Rights will trade with the common stock of VitalWorks and will not be exercisable. The Rights will separate from the common stock and become exercisable upon the occurrence of events typical of stockholder rights plans. In general, such separation will occur when any person or group, without the Board's approval, acquires or makes an offer to acquire 15% or more of VitalWorks' common stock. Thereafter, separate right certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a share of VitalWorks' Series B Junior Preferred Stock (the "Preferred Stock") for an exercise price of $20.00 (the "Exercise Price"). Each one one-thousandth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of VitalWorks' common stock.

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

                                 VITALWORKS INC.

Stock Repurchase Program

         In 2003, the Company discontinued its stock repurchase program.

Employee Savings Plans

         The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. Effective January 1, 2003, the Company amended the plan. In 2003, 2002 and 2001, the Company authorized matching contributions of $.8 million, $1.1 million and $1.1 million, respectively, to the plan, representing two-thirds of each participant's contribution, not to exceed 4% of pre-tax compensation in 2003, and up to 6% of pre-tax compensation in 2002 and 2001, respectively. The matching contribution for the 2003 plan year was made quarterly, half in cash and half in shares of VitalWorks common stock. Except for a cash contribution of $.3 million made in 2003 with respect to the 2002 plan year, the contributions for the 2002 and 2001 plan years were made in VitalWorks' common stock in the following year. The matching contribution for 2004 will be made quarterly 75% in cash and 25% in shares of VitalWorks common stock. Employees become fully vested with respect to Company contributions after three years of service. The vesting term had been five years. Participating employees may now defer up to 50% of their pre-tax compensation, but not more than $13,000 per calendar year.

         The Company also maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) for its AMICAS employees. This plan covers substantially all AMICAS employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, but not more that $13,000 per calendar year. The Company may make matching contributions to the plan at its sole discretion. There was no matching contribution made for 2003.

Employee Stock Purchase Plan

         The Company's 2002 Employee Stock Purchase Plan (the "ESPP"), as approved by the Company's shareholders in June 2002, permits eligible employees to purchase VitalWorks common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. Under the ESPP, .4 million shares of common stock of the Company have been reserved and were available for issuance at December 31, 2003. In 2003, 2002 and 2001, a total of 95,241, 56,404, and 62,948 shares, respectively, were issued under the Company's employee stock purchase plan.

Stock Option Plans

         The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's common stock to selected officers, other key employees, directors and consultants. These plans include the VitalWorks Inc. 2000 Broad Based Stock Plan, the VitalWorks Inc. 1996 Stock Option Plan, the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan and the VitalWorks Inc. Directors Stock Option Plan. The Company has also assumed the stock options of six medical software businesses that merged with VitalWorks in 1999. Such options were converted at the applicable rates used to issue the Company's common stock in the mergers. The shares reserved under the Company's stock option plans were adjusted in connection with the Distribution (see Note D), using a conversion ratio of 2.11667, in accordance with the terms of the respective plans.

                                 VITALWORKS INC.

         The VitalWorks Inc. 2000 Broad Based Stock Plan (the "2000 Plan") has
21.2 million shares of common stock of the Company reserved for nonqualified option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three to four-year period and expire ten years from the date of grant. At December 31, 2003, there were 12.1 million shares available for grant under the 2000 Plan.

         Under the VitalWorks Inc. 1996 Stock Option Plan (the "1996 Plan"),
12.7 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted incentive stock options ("ISOs") within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options may be granted to directors and consultants. Options generally vest ratably over a three to four-year period and expire ten years from the date of grant. At December 31, 2003, there were 5.1 million shares available for grant under the 1996 Plan.

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

         Under the VitalWorks Inc. Directors Stock Option Plan (the "Director Plan"), .4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2003, there were .3 million shares available for grant under the Director Plan.

                                 VITALWORKS INC.

         A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                                         OPTIONS         EXERCISE PRICE
                                                                         -------         --------------
Outstanding at December 31, 2000...........................               15,894            $   6.66
  Granted..................................................                  761                2.77
  Exercised................................................                 (871)               2.14
  Forfeited or canceled....................................              (10,217)               7.31 (a)
  Conversion in order to preserve intrinsic value..........                9,271                     (a)
                                                                         -------
Outstanding at December 31, 2001...........................               14,838                2.49
  Granted..................................................                  324                3.97
  Exercised................................................               (5,153)               1.91
  Forfeited................................................                 (481)               3.95
                                                                         -------
Outstanding at December 31, 2002...........................                9,528                2.79
  Granted..................................................                   83                4.22
  Exercised................................................                 (314)               2.62
  Forfeited................................................                 (165)               4.41
                                                                         -------
Outstanding at December 31, 2003...........................                9,132            $   2.77
                                                                         =======

Options exercisable at December 31, 2001...................                6,997            $   2.24
Options exercisable at December 31, 2002...................                5,503            $   2.61
Options exercisable at December 31, 2003...................                8,026            $   2.75

----------

(a) In connection with the Spin-Off of PracticeWorks in March 2001, VitalWorks and PracticeWorks entered into an Employee Benefits and Compensation Allocation Agreement, which contains provisions relating to employee compensation, benefits and labor matters including the treatment of options to purchase VitalWorks common stock as a result of the Distribution (see Note D for further discussion). PracticeWorks employees exchanged approximately 7.4 million VitalWorks stock options with a weighted average exercise price of $7.74 for PracticeWorks stock options, thereby canceling the VitalWorks stock options. Stock options of approximately 8.4 million with a weighted average exercise price of approximately $7.20 held by VitalWorks employees prior to the Distribution, who did not become PracticeWorks employees subsequent to the Distribution, were converted to approximately 17.7 million options with an average price of approximately $3.40 in order to preserve the intrinsic value of the options.

                                 VITALWORKS INC.

         The following table summarizes information about the Company's outstanding stock options at December 31, 2003 (shares in thousands):

                                     OPTIONS OUTSTANDING
                       -------------------------------------------------
                                                                                        OPTIONS EXERCISABLE
                                               WEIGHTED                            ------------------------------
                                               AVERAGE          WEIGHTED                                 WEIGHTED
                                              REMAINING          AVERAGE                                 AVERAGE
     RANGE OF            NUMBER              CONTRACTUAL        EXERCISE             NUMBER              EXERCISE
  EXERCISE PRICES      OUTSTANDING              LIFE              PRICE            EXERCISABLE            PRICE
-----------------      -----------           -----------        --------           -----------           --------
                                               (years)
$  0.98 -   2.50          7,187                 6.6              $2.05                 6,550              $2.06
   2.51 -   5.00            977                 6.5               3.28                   610               3.19
   5.01 -   7.50            621                 6.1               6.72                   559               6.86
   7.51 -  17.31            347                 5.5               9.14                   307               9.05
                          -----                                                        -----
$  0.98 -  17.31          9,132                 6.5              $2.77                 8,026              $2.75
                          =====                                                        =====

Warrants

         The following table summarizes information about the Company's outstanding and exercisable warrants at December 31, 2003 (shares in thousands):

                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED
                                                   REMAINING          AVERAGE
    RANGE OF                  NUMBER              CONTRACTUAL        EXERCISE
 EXERCISE PRICES            OF WARRANTS              LIFE              PRICE
----------------            -----------           -----------        --------
                                                    (years)
$ 0.79 -   6.89                 358                   4.1              $4.49
  6.90 -  17.84                 203                   2.2               7.05
                                ---
$ 0.79 -  17.84                 561                   3.4              $5.42
                                ===

         There was no significant impact on the Company's financial statements related to warrants in 2003, 2002 and 2001.

                                 VITALWORKS INC.

L. INCOME TAXES

         The Company's provision for income taxes of $.2 million for 2003 and 2002 consists primarily of current state income taxes and relates to continuing operations. For 2001, the Company did not record a provision or benefit for income taxes, due primarily to its net operating losses.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

                                                                                      DECEMBER 31,
                                                                                 ------------------------
                                                                                    2003           2002
                                                                                 ---------       --------
                                                                                      (in thousands)
Deferred income tax assets:
  Allowance for doubtful accounts......................                          $   2,022       $  1,422
  Goodwill amortization................................                              7,589          8,795
  Accrued expenses.....................................                              1,565          1,030
  Unearned discounts re: outsourced printing services..                              2,488          4,700
  Net operating loss and credit carryforwards..........                             47,617         38,823
  Change in AMICAS' tax accounting method..............                              2,426
  Other................................................                                               598
                                                                                 ---------       --------
                                                                                    63,707         55,368
    Less valuation allowance...........................                             26,958         25,271
                                                                                 ---------       --------
                                                                                 $  36,749       $ 30,097
                                                                                 =========       ========
Deferred income tax liabilities:
  Acquired/developed software..........................                          $   8,480       $  3,347
  Other intangible assets...............................                             1,329
  Property and equipment...............................                                190
                                                                                 ---------       --------
                                                                                     9,999          3,347
                                                                                 ---------       --------
Net deferred income tax asset                                                    $  26,750       $ 26,750
                                                                                 =========       ========

         The provision for income taxes attributed to continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                               2003         2002           2001
                                                                             --------     ---------     ---------
Expected taxes at federal statutory rate.......................                  35.0%         35.0%        35.0%
State income taxes, net of federal benefit.....................                   6.6           5.0          3.2
Acquired in-process technology.................................                   3.2
Nondeductible goodwill amortization............................                                            (14.2)
Retained net operating losses from discontinued operations.....                                              4.7
Other, net.....................................................                    .8            .2          (.8)
Change in valuation allowance..................................                 (43.1)        (39.5)       (27.9)
                                                                               --------     --------      --------
Provision for income taxes--continuing operations...............                  2.5%           .7%          --%
                                                                              ========     ========      ========

         As of December 31, 2003, the Company has net operating loss and tax credit carryforwards of approximately $114 million and $2.5 million, respectively, which expire at various dates through 2023. Included in the $114 million is approximately $26 million, the benefit of which if realized, would be recorded as a credit to additional paid-in capital, and approximately $45.3 million resulting from preacquisition tax attributes of subsidiaries, utilization of which is subject to substantial limitations attributable to the change in ownership provisions of the Internal Revenue Code and similar state authority. Included in the $45.3 million is

                                 VITALWORKS INC.

approximately $15 million of net operating losses acquired in connection with the AMICAS acquisition, the benefit of which if realized, would be recorded as a credit to goodwill.

         Management has assessed the realizable value of the Company's deferred tax assets of $63.7 million and determined that a valuation allowance of $26.9 million was necessary as of December 31, 2003 to, along with deferred tax liabilities of $10.0 million, reduce the net deferred tax asset to $26.8 million, an amount which management believes is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that the Company will generate sufficient taxable income to realize the net deferred tax assets within four to five years.

M. SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH ACTIVITIES

         Cash payments for interest amounted to $.9 million, $2.2 million and $2.1 million for 2003, 2002, and 2001, respectively. The Company made cash payments for income taxes of $.3 million and $21,000 in 2003 and 2002, respectively. The Company received net tax refunds of $.1 million in 2001.

         In 2003, 2002, and 2001, the Company authorized contributions of $.4 million (plus $.4 million in cash), $.8 million (plus $.3 million in cash) and $1.1 million, respectively, to the employee savings plan, which were made in VitalWorks common stock quarterly in 2003, and in the following year for 2002 and 2001, respectively.

         In 2001, the Company distributed $28.5 million of net assets, as adjusted, in connection with the Spin-Off of PracticeWorks (see Note D).

         In 2001, the Company acquired certain property and equipment with an aggregate value of $.2 million in exchange for indebtedness including capital lease obligations.

         In 2001, the Company settled a note payable and price protection feature relating to the 1998 acquisition of the Healthcare Systems unit of the Reynolds and Reynolds Company by issuing 500,000 shares of VitalWorks common stock.

N. SEGMENT INFORMATION

         The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services.

         The Company's president and chief executive officer evaluates performance regularly based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the president and CEO its assets or capital expenditures by segments.

         The accompanying statements of operations and related notes disclose the financial information of the Company's reportable segments for the three years ended December 31, 2003.

         The Company markets its products and services primarily to two types of physician practices: radiology practices, including hospital radiology departments and ambulatory imaging centers, and medical practices such as anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and

                                 VITALWORKS INC.

internal medicine.

O. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2003:

                                                                          THREE MONTHS ENDED
                                                        ------------------------------------------------------   YEAR ENDED
                                                        MARCH 31       JUNE 30      SEPTEMBER 30  DECEMBER 31    DECEMBER 31
                                                        ---------      --------     ------------  ------------   -----------
                                                                         (in thousands, except per share data)
2003
   Total revenues..................................     $  28,573      $ 28,188      $   28,089    $  26,669      $ 111,519
   Gross profit....................................        19,648        20,616          20,640       18,746         79,650
       Net income (loss)...........................     $   2,718      $  4,236      $    3,031    $  (2,022)(a)  $   7,963
                                                        =========      ========      ==========     ========      =========
   Average number of shares outstanding
       Basic.......................................        42,716        42,998          43,203       43,283         43,052
       Diluted.....................................        46,391        46,415          47,460       43,283         47,134
   Earnings (loss) per share
       Basic.......................................     $    0.06      $   0.10      $     0.07    $   (0.05)     $    0.18
                                                        =========      ========      ==========    =========      =========
       Diluted.....................................     $    0.06      $   0.09      $     0.06    $   (0.05)     $    0.17
                                                        =========      ========      ==========    =========      =========
2002
   Total revenues..................................     $  28,208      $ 28,902      $   28,656    $  29,045      $ 114,811
   Gross profit....................................        21,070        21,319          20,899       20,804         84,092
       Net income..................................     $   7,631(b)   $  8,299(b)   $    4,135    $   4,085      $  24,150
                                                        =========      ========      ==========    =========      =========
   Average number of shares outstanding
       Basic.......................................        39,136        40,865          43,284       43,354         41,592
       Diluted.....................................        47,211        49,690          50,385       47,727         48,850
   Earnings per share
       Basic.......................................     $    0.19      $   0.20      $     0.10    $    0.09      $    0.58
                                                        =========      ========      ==========    =========      =========
       Diluted.....................................     $    0.16      $   0.17      $     0.08    $    0.09      $    0.49
                                                        =========      ========      ==========    =========      =========

----------

(a) In the quarter, the Company recognized impairment charges and incurred other nonrecurring costs of $1.6 million consisting of $.8 million for acquired in-process technology, $.5 million for asset impairment and $.3 million of restructuring costs.

(b) In the June 2002 quarter and in July 2002, the Company received final payments from three former officers satisfying their outstanding loans from VitalWorks, including interest. Consequently, the Company recorded a credit of $6.0 million ($3.0 million each in the March and June quarters) reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million ($.5 million and $.6 million in the March and June quarters, respectively). The June quarter also reflects a savings of $.5 million in connection with the early termination of an office lease for a facility closed in March 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
VitalWorks Inc.

         The audits referred to in our report dated January 26, 2004 relating to the consolidated financial statements of VitalWorks Inc., and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the schedule listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
January 26, 2004

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULE

                                 VITALWORKS INC.

                                  SCHEDULE II -
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                          ----------------------------
                                            BALANCE AT      CHARGED TO      CHARGED                     BALANCE AT
                                            BEGINNING       COSTS AND       TO OTHER                        END
            DESCRIPTION                     OF PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS      OF PERIOD
            -----------                     ----------      ----------      --------     ----------     ----------
                                                                         (in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS
AND DISCOUNTS
   Year ended December 31, 2003             $   1,900             145        1,828 (a)    (1,273) (b)   $  2,800 (g)
   Year ended December 31, 2002                 1,800           1,371        1,444 (a)    (2,715) (b)      1,900
   Year ended December 31, 2001                 1,936           2,296          900 (a)    (3,332) (b)      1,800

DEFERRED TAX ASSET VALUATION
ALLOWANCE

   Year ended December 31, 2003             $  25,271                        6,141 (h)    (4,454) (i)   $ 26,958
   Year ended December 31, 2002                23,001                       11,956 (d)    (9,686) (e)     25,271
   Year ended December 31, 2001                16,495           6,249 (c)      257 (d)                    23,001

ALLOWANCE FOR NOTES RECEIVABLES FROM
FORMER OFFICERS

   Year ended December 31, 2003
   Year ended December 31, 2002             $   6,000                                    $(6,000) (f)
   Year ended December 31, 2001                                 6,000                                      6,000

----------

(a)  Charged to revenues

(b)  Write-offs, returns and discounts, net of recoveries

(c)  Net operating loss carryforwards

(d) Net operating loss carryforwards relating to the exercise of employee stock options in 2001 and, in 2002, $9,942 along with adjustments to beginning of year gross deferred tax assets and liabilities of $1,097 for a change in rate and $917 for correction in amounts previously reported.

(e)  Recognition of deferred tax assets of $9,614, and other adjustments of $72

(f)  Credit due to change in accounting estimate

(g)  Includes $200 from a business acquisition

(h)  Includes $6,042 from a business acquisition and other adjustments of $99

(i) Recognition of deferred tax assets of $3,517 and correction of beginning of year gross deferred tax assets of $937

         All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the accompanying notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2004.

                               VitalWorks Inc.

                               By:              /s/ MICHAEL A. MANTO
                                    -------------------------------------------
                                                      Michael A. Manto
                                             Executive Vice President and Chief
                                                     Financial Officer

                               By:               /s/ JOSEPH M. WALSH
                                    -------------------------------------------
                                                      Joseph M. Walsh
                                            Chairman and Chief Executive Officer

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

            SIGNATURE                                           TITLE                              DATE
------------------------------------------    --------------------------------------          --------------
       /s/ JOSEPH M. WALSH                    President, Chief Executive Officer              March 12, 2004
------------------------------------------    and Chairman of the Board of Directors
         Joseph M. Walsh                      (Principal Executive Officer)

      /s/ MICHAEL A. MANTO                    Executive Vice President,                       March 12, 2004
------------------------------------------    Chief Financial Officer and Director
        Michael A. Manto                      (Principal Financial and Accounting
                                              Officer)

/s/ STEPHEN N. KAHANE M.D., M.S.              Chief Strategy Officer, Vice Chairman           March 12, 2004
------------------------------------------    and Director
  Stephen N. Kahane M.D., M.S.

      /s/ KENNETH R. ADAMS                    Director                                        March 12, 2004
------------------------------------------
        Kenneth R. Adams

     /s/ STEPHEN J. DENELSKY                  Director                                        March 11, 2004
------------------------------------------

       Stephen J. DeNelsky

      /s/ DAVID B. SHEPHERD                   Director                                        March 11, 2004
------------------------------------------
        David B. Shepherd

       /s/ LISA W. ZAPPALA                    Director                                        March 11, 2004
------------------------------------------
         Lisa W. Zappala