Form 10-Q
period 2004-03-31
VITALWORKS INC
filed 2004-05-10
CIK 1028584

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ------------ to -------------.

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

As of May 5, 2004 there were 43,421,352 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Report of Independent Certified Public Accountants.......................................................        2

   Condensed Consolidated Balance Sheets  --
     March 31, 2004 and December 31, 2003...................................................................        3

   Condensed Consolidated Statements of Operations  --
     Three Months Ended March 31, 2004 and 2003.............................................................        4

   Condensed Consolidated Statements of Cash Flows --
     Three Months Ended March 31, 2004 and 2003.............................................................        5

    Notes to Condensed Consolidated Financial Statements --
      March 31, 2004........................................................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................................       11

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................       31

Item 4. Controls and Procedures ............................................................................       31

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................       31

Item 6. Exhibits and Reports on Form 8-K....................................................................       32

SIGNATURES..................................................................................................       34

For further information, refer to the VitalWorks Inc. Annual Report on Form 10-K filed on March 12, 2004.
VitalWorks, AMICAS and RadConnect are registered trademarks of VitalWorks Inc.
   All other trademarks and company names mentioned are the property of their respective owners.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
VitalWorks Inc.

      We have reviewed the condensed consolidated balance sheet of VitalWorks Inc. and subsidiary as of March 31, 2004 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

New York, New York
April 26, 2004

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2004              2003
                                                                                     ------------      ------------
                                                                                      (unaudited)         (Note)
ASSETS
Current assets:
         Cash and cash equivalents                                                   $     18,552      $     20,128
         Accounts receivable, net of allowances of $3,100 and $2,800                       18,079            16,409
         Computer hardware held for resale                                                    596               832
         Deferred income taxes, net                                                         2,203             2,203
         Prepaid expenses and other current assets                                          2,993             2,934
                                                                                     ------------      ------------
TOTAL CURRENT ASSETS                                                                       42,423            42,506
Property and equipment, at cost, less accumulated
         depreciation and amortization of $12,428 and $11,642                               4,904             4,681
Goodwill                                                                                   34,140            34,472
Acquired/developed software, less accumulated amortization
         of $2,599 and $1,804                                                              21,235            21,469
Other intangible assets, less accumulated amortization of $142 and $36                      3,258             3,364
Deferred income taxes, net                                                                 24,547            24,547
Other assets                                                                                1,645             1,537
                                                                                     ------------      ------------
Total assets                                                                         $    132,152      $    132,576
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                                       $     13,196      $     11,049
         Accrued employee compensation and benefits                                         2,200             2,486
         Accrued restructuring costs                                                          541               923
         Deferred revenue, including unearned discounts of $1,200                          14,370            11,762
         Current portion of long-term debt                                                  5,399             6,738
                                                                                     ------------      ------------
TOTAL CURRENT LIABILITIES                                                                  35,706            32,958
Long-term debt                                                                             22,035            23,019
Other liabilities, primarily unearned discounts re: outsourced printing services            5,564             5,937
COMMITMENTS AND CONTINGENCIES - NOTES B AND F
Stockholders' equity:
         Preferred stock $.001 par value; 2,000,000 shares authorized;
            none issued
         Common stock $.001 par value; 200,000,000 shares authorized;
            45,391,879 and 45,278,816 shares issued                                            45                45
         Additional paid-in capital                                                       205,808           205,439
         Accumulated deficit                                                             (130,534)         (128,350)
         Treasury stock, at cost, 1,985,502 shares                                         (6,472)           (6,472)
                                                                                     ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 68,847            70,662
                                                                                     ------------      ------------
Total liabilities and stockholders' equity                                           $    132,152      $    132,576
                                                                                     ============      ============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         2004              2003
                                                                                     ------------      ------------
REVENUES
       Maintenance and services                                                      $     21,308      $     22,530
       Software licenses and system sales                                                   5,470             6,043
                                                                                     ------------      ------------
Total revenues                                                                             26,778            28,573
                                                                                     ------------      ------------
COSTS AND EXPENSES
Cost of revenues:
       Maintenance and services                                                             5,299             6,206
       Software licenses and system sales, includes
         amortization of software costs
         of $794 and $428                                                                   2,220             2,719
Selling, general and administrative                                                        15,301            12,248
Research and development                                                                    4,553             3,847
Depreciation and amortization                                                                 841               555
Settlement of litigation                                                                      325
                                                                                     ------------      ------------
                                                                                           28,539            25,575
                                                                                     ------------      ------------
OPERATING INCOME (LOSS)                                                                    (1,761)            2,998
Interest income                                                                                26                91
Interest expense                                                                             (374)             (321)
                                                                                     ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                          (2,109)            2,768
Provision for income taxes                                                                     75                50
                                                                                     ------------      ------------
NET INCOME (LOSS)                                                                    $     (2,184)     $      2,718
                                                                                     ============      ============
EARNINGS (LOSS) PER SHARE
       Basic                                                                         $      (0.05)     $       0.06
       Diluted                                                                       $      (0.05)     $       0.06

AVERAGE NUMBER OF SHARES OUTSTANDING
       Basic                                                                               43,371            42,716
       Diluted                                                                             43,371            46,391

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         2004               2003
                                                                                     ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $     (2,184)     $      2,718
Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Settlement of litigation                                                               325
       Depreciation and amortization                                                          841               555
       Provisions for bad debts, returns and discounts                                        492               507
       Amortization of deferred finance costs, charged to interest expense                     54                45
       Amortization of software costs                                                         794               428
       Changes in operating assets and liabilities:
         Accounts receivable                                                               (2,162)              726
         Computer hardware held for resale, prepaid expenses and other                        151              (514)
         Accounts payable, accrued costs and expenses                                         928              (723)
         Deferred revenue                                                                   2,971              (977)
         Unearned discounts re: outsourced printing services                                 (300)             (342)
                                                                                     ------------      ------------
       CASH PROVIDED BY OPERATING ACTIVITIES                                                1,910             2,423
                                                                                     ------------      ------------
INVESTING ACTIVITIES
       Software product development costs                                                    (487)             (715)
       Proceeds from sale of office building                                                                     90
       Purchases of property and equipment                                                   (703)             (343)
       Security deposit                                                                                        (308)
                                                                                     ------------      ------------
       CASH USED IN INVESTING ACTIVITIES                                                   (1,190)           (1,276)
                                                                                     ------------      ------------
FINANCING ACTIVITIES
       Long-term debt payments                                                             (2,366)           (1,413)
       Exercise of stock options and warrants                                                 237               344
       Deferred finance costs                                                                (167)
                                                                                     ------------      ------------
       CASH USED IN FINANCING ACTIVITIES                                                   (2,296)           (1,069)
                                                                                     ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,576)               78
Cash and cash equivalents at beginning of period                                           20,128            39,474
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     18,552      $     39,552
                                                                                     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Income taxes paid, net of refunds                                             $          5      $        127
       Interest paid                                                                          329               196

                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

A. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These interim financial statements should be read in conjunction with the VitalWorks Inc. (the "Company" or "VitalWorks") Annual Report on Form 10-K for the year ended December 31, 2003.

B. BUSINESS COMBINATION

      On November 25, 2003, VitalWorks acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The merger agreement provides for an additional purchase payment of up to $25 million, payable in cash and/or shares of VitalWorks common stock, based on attainment of specified earnings targets through 2004 which, if paid, would be recognized as additional goodwill. In addition, VitalWorks assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period.

      Accordingly, the accompanying statement of operations for the first quarter of 2004 includes the operating results of AMICAS. The unaudited financial information below summarizes the combined results of operations of VitalWorks and AMICAS, on a pro forma basis, as though the companies had been combined as of January 1, 2003. This pro forma data for the three-month period ended March 31, 2003 is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2003, and should not be taken as representative of the future results of operations of the Company (in thousands, except per share data):

Combined:
    Revenues..............................................   $    29,476
    Net loss..............................................   $      (232)
    Loss per share - basic and diluted....................   $     (0.01)

      The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the assets and liabilities of AMICAS based on their estimated fair values. Independent valuation specialists conducted an appraisal of a significant portion of the assets, including purchased software, in-process technology, trademarks and noncompete agreements. Management has made an estimate of the fair value of the remaining assets and liabilities. The estimated fair values included in the accompanying balance sheets reflect management's estimates, which are subject to change, and the valuation specialists' appraisal. At March 31, 2004, the Company reduced its goodwill by $.3 million to reflect an adjustment of the estimated fair value of the acquired deferred revenues of AMICAS.

C. STOCK-BASED COMPENSATION

      The Company accounts for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, of options granted in the three-month periods ended March 31, 2004 and 2003, was $1.95 and $2.30, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income (loss) and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2004              2003
                                                         ------------      ------------
Net income (loss), as reported                           $     (2,184)     $      2,718
Less:  total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects             (135)           (1,085)
                                                         ------------      ------------
Pro forma net income (loss)                              $     (2,319)     $      1,633
                                                         ============      ============
Earnings (loss) per share:
   Basic - as reported                                   $      (0.05)     $       0.06
                                                         ============      ============
   Basic - pro forma                                     $      (0.05)     $       0.04
                                                         ============      ============
   Diluted - as reported                                 $      (0.05)     $       0.06
                                                         ============      ============
   Diluted - pro forma                                   $      (0.05)     $       0.04
                                                         ============      ============

      The fair value of the Company's employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2004               2003
                                                         ------------      ------------
Risk-free interest rate .............................             2.7%              2.5%
Expected dividend yield .............................             0.0%              0.0%
Expected stock price volatility .....................            73.6%             77.3%
Expected life (in years) ............................               4                 4

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

D. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2004              2003
                                                         ------------      ------------
Numerator:
   Net income (loss)                                     $     (2,184)     $      2,718
                                                         ============      ============
Denominator:
   Basic EPS - weighted-average shares                         43,371            42,716
      Effect of dilutive securities, stock option
        and warrant rights                                                        3,675
                                                         ------------      ------------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                         43,371            46,391
                                                         ============      ============
Basic EPS                                                $      (0.05)     $       0.06
Diluted EPS                                              $      (0.05)     $       0.06

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.5 million common shares (with exercise prices ranging from $4.37 to $17.84 per share) were excluded from the diluted EPS calculation for the three-month period ended March 31, 2004.

E. COMPREHENSIVE INCOME

      Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss).

F. COMMITMENTS AND CONTINGENT MATTERS

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

(9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs' second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. In August 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, the Company served an answer to the second amended complaint. The discovery process is now ongoing.

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

      In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of the Company. The complaint alleged that in 2001, the Company received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to the Company. The Company agreed to settle this matter in March 2004 and in April 2004 paid $.3 million to the former business associate through its committee of unsecured creditors.

      As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2004.

      The Company includes standard intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company's products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2004.

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

G. ACCRUED RESTRUCTURING COSTS

      In the fourth quarter of 2003, the Company committed to restructuring its medical businesses through a plan of employee reductions. The Company's work force was reduced by approximately 45 employees. In 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005.

      In the quarter ended March 31, 2004, the restructuring accrual was reduced by $.4 million consisting primarily of severance payments relating to the 2003 restructuring. The nature of the accrual as of March 31, 2004 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed in connection with the 2000 restructuring.

H. STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

      In the quarter ended March 31, 2004, the Company issued 113,063 shares of its common stock, consisting of 90,019 shares in connection with the exercise of stock options by certain employees, and 23,044 shares with respect to the Company-sponsored employee savings plan. As a result, the Company recognized $.4 million as a credit to additional paid-in capital.

I. SEGMENT INFORMATION

      The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three-month periods ended March 31, 2004 and 2003. The Company does not account for or report its assets or capital expenditures by segments.

      The Company markets its products and services primarily to two types of physician practices: radiology practices, including hospital radiology departments and ambulatory imaging centers, and medical practices such as anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine.

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

      Our operating results will vary significantly from quarter to quarter and from year to year. Although we had net income of $8.0 million and $24.2 million for the years 2003 and 2002, we incurred net losses of $(2.2) million and $(2.0) million for the March 2004 and December 2003 quarters, respectively. Prior to 2002, we had consistently experienced net losses. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000.

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

                                 VitalWorks Inc.

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

      In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS(R) Vision Series(TM) PACS, our new radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

      For the three months ended March 31, 2004 and 2003, approximately two-thirds of our total revenues were derived from the medical practices market and one-third from the radiology market.

RESULTS OF OPERATIONS

      On November 25, 2003, we acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The merger agreement provides for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004 which, if paid, would be recognized as additional goodwill. In addition, we assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. The addition of AMICAS provides us with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system. In conformity with purchase accounting principles, only our statement of operations for the March 2004 quarter includes the operating results of AMICAS.

REVENUES

                                                    First Quarter Ended
March 31,                                      2004         CHANGE        2003
                                           -----------      ------     ---------
                                                    (dollars in thousands)
Maintenance and services                   $    21,308        (5.4)%   $  22,530
Percentage of total revenues                      79.6%                     78.9%
                                           -----------      ------     ---------
Software licenses and system sales         $     5,470        (9.5)%   $   6,043
Percentage of total revenues                      20.4%                     21.1%
                                           -----------      ------     ---------

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

                                 VitalWorks Inc.

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

      The decrease in maintenance and services revenues is mainly attributable to a decline in implementation and training services revenues of $1.9 million, including $1.1 million relating to HIPAA-compliance services, and a decrease in maintenance revenues of approximately $.8 million relating to net customer attrition including the cessation of support for certain of our legacy systems. These decreases were partially offset by an increase in EDI services revenues of approximately $.8 million and the addition of maintenance and services revenues from AMICAS of $.8 million. The HIPAA service revenues relate to the government's October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA related services are no longer required.

      Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases). The decline was partially offset by the addition of software license revenues from AMICAS of $1.2 million.

      We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS(R) Vision Series(TM) PACS, our new radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and

                                 VitalWorks Inc.

operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.

COST OF REVENUES

                                                    First Quarter Ended
March 31,                                      2004         CHANGE        2003
                                           -----------      ------     ---------
                                                    (dollars in thousands)
Maintenance and services                   $     5,299       (14.6)%   $   6,206
Percentage of maintenance and services
revenue                                           24.9%                     27.5%
                                           -----------      ------     ---------
Software licenses and system sales         $     2,220       (18.4)%   $   2,719
Percentage of software licenses and
system sales                                      40.6%                     45.0%
                                           -----------      ------     ---------

      Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The decrease principally reflects additional costs incurred in 2003 with respect to an arrangement with an EDI supplier of $.5 million and, to a lesser extent, a decline in 2004 in the number of EDI billing and statement printing transactions.

      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. The decrease is largely attributable to a decline in computer hardware costs of $.9 million due to a decrease in computer hardware sales. This decrease was partially offset by an increase in amortization of software costs of $.4 million relating to software product assets from the acquisition of AMICAS.

OPERATING EXPENSES

                                                    First Quarter Ended
March 31,                                      2004         CHANGE        2003
                                           -----------      ------     ---------
                                                   (dollars in thousands)
Selling, general and administrative        $    15,301        24.9%    $  12,248
Percentage of total revenues                      57.1%                     42.9%
                                           -----------      ------     ---------
Research and development                   $     4,553        18.4%    $   3,847
Percentage of total revenues                      17.0%                     13.5%
                                           -----------      ------     ---------
Depreciation and amortization              $       841        51.5%    $     555
Percentage of total revenues                       3.1%                      1.9%
                                           -----------      ------     ---------

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal,

                                 VitalWorks Inc.

marketing, insurance and other administrative expenses. The increase is primarily due to the inclusion of AMICAS' expenses in 2004 of $2.1 million and, to a lesser extent, an increase in costs relating to our sales and marketing initiatives.

      Likewise, the increase in research and development expenses is mainly attributable to additional personnel costs relating to the inclusion of AMICAS as part of our operations in 2004. In addition, for the three months ended March 31, 2004 and 2003, we capitalized $.6 million and $.4 million (or 11.0% and 9.2% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to our development of Web-based applications, including an enterprise-wide electronic medical records system. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three- to five-year period. Amortization commences when the product is made commercially available.

      The increase in depreciation and amortization expense primarily reflects the depreciation and amortization of certain intangible assets and property and equipment from the acquisition of AMICAS.

SETTLEMENT OF LITIGATION

      In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding related to a former business associate (an e-prescribing vendor) of ours. The complaint alleged that in 2001, we received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to us. We agreed to settle this matter in March 2004 and in April 2004 paid $.3 million to the former business associate through its committee of unsecured creditors.

INTEREST INCOME (EXPENSE)

                                                    First Quarter Ended
March 31,                                      2004         CHANGE        2003
                                           -----------      ------     ---------
                                                   (dollars in thousands)
Interest income                            $        26       (71.4)%   $      91
Interest expense                                  (374)       16.5%         (321)
                                           -----------      ------     ---------

      Interest expense consists primarily of interest costs incurred in connection with our outstanding term loans. The increase is related to the $15.0 million we borrowed in November 2003 in connection with the acquisition of AMICAS.

INCOME TAXES

      For the three-month periods ended March 31, 2004 and 2003, we recorded income tax provisions of $75,000 and $50,000, respectively. Management has assessed the realizable value of our deferred tax assets of $63.7 million and determined that a valuation allowance of $26.9 million was necessary as of March 31, 2004 to, along with deferred tax liabilities of $10.0 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within five years.

      We expect an income tax provision of approximately $.3 million for 2004.

                                 VitalWorks Inc.

NET INCOME (LOSS)

      As a result of the above factors, our operating results for the three-month period ended March 31, 2004 declined to a net loss of $(2.2) million from net income of $2.7 million for the corresponding period of 2003.

      To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the three months ended March 31, 2004, and for fiscal years 2003, 2002 and 2001, we generated positive cash flows from operations of $1.9 million, $2.2 million, $20.8 million and $18.2 million, respectively.

      Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) for the first quarter of 2004 was 61 days, up from 55 days for the December 2003 quarter and 41 days for the corresponding March 2003 quarter. As we sell more of our products and services to hospitals and large medical imaging centers, we would expect this trend to continue.

      Investing activities for the three months ended March 31, 2004 resulted in a use of cash of $1.2 million. This total includes $.7 million used primarily for purchases of computer equipment and software including an enterprise resource planning, or ERP, system, and $.5 million used for software development costs. Once fully implemented, the ERP system will serve all businesses and departments of our company as an integrated information system.

      Cash used in financing activities for the three months ended March 31, 2004 amounted to $2.3 million consisting of $2.4 million of principal payments of long-term debt and $.2 million of finance costs, partly offset by $.2 million of payments received in connection with the exercise of stock options by certain employees.

      As of March 31, 2004, we had cash and cash equivalents of $18.6 million and $27.4 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.5% at March 31, 2004). Interest is payable monthly in arrears. Principal was payable quarterly through April 1, 2004, with a balloon payment in August 2007. Should we decide to prepay the term loan in full prior to year three, we would incur a prepayment fee equal to 2% in year one and 1% in year two of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The outstanding term loan, which is collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum of $6 million in cash, and (iv) the prohibition of dividend payments to stockholders. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line is at the discretion of Wells Fargo. On November 25, 2003 in connection with the AMICAS acquisition, we borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (4.75% at March 31, 2004). Principal is payable in 15 equal quarterly installments, which began on January 1, 2004, and interest is payable monthly in arrears.

                                 VitalWorks Inc.

      The following table summarizes, as of March 31, 2004, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations.

                                                                     PAYMENTS DUE BY PERIOD
                                   ------------------------------------------------------------------------------------------
                                     TOTALS           2004            2005            2006            2007         THEREAFTER
                                   ----------      ----------      ----------      ----------      ----------      ----------
                                                                         (in thousands)
Long-term debt ...............     $   27,250      $    4,250      $    4,000      $    4,000      $   15,000
Operating leases .............          8,949           2,339           2,256           2,113           1,454      $      787
Other commitments (a) ........          5,628           3,495           1,000             800             333
Other long-term liabilities ..            412              17             252             132              11
Capital leases ...............            184             165              19
                                   ----------      ----------      ----------      ----------      ----------      ----------
                                   $   42,423      $   10,266      $    7,527      $    7,045      $   16,798      $      787
                                   ==========      ==========      ==========      ==========      ==========      ==========

------------------
(a)   Included in other commitments are the following:

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

      We anticipate capital expenditures of approximately $3.5 million for the remainder of 2004, including software development costs of approximately $1.5 million.

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

                                 VitalWorks Inc.

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

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs' second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now ongoing.

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

      As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2004.

                                 VitalWorks Inc.

      We include standard intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies, and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software,
(ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2004.

      For 2004, we believe that our current cash and cash equivalent balances, together with the funds we expect to generate from our operations, will be sufficient to finance our business. This assumes that, among other things, we attain our projected results of operations and related cash flows, and that earnings targets under the earn-out provisions of the AMICAS merger agreement are not achieved. Otherwise, we may require additional debt or equity funding which may or may not be available.

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

                                 VitalWorks Inc.

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

      Software Product Development Costs. We begin capitalizing software product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development

                                 VitalWorks Inc.

were made commercially available in 2002. No additional products were made commercially available in 2003 or in the first quarter of 2004.

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

                                 VitalWorks Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $27.3 million of our outstanding debt at March 31, 2004 related to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.3 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at March 31, 2004. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 VitalWorks Inc.

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

      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as VitalWorks Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs' attorneys' fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs' request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs' subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs' second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now ongoing.

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

      In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleged that in 2001, we received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to us. We agreed to settle this matter in March 2004 and in April 2004 paid $.3 million to the former business associate through its committee of unsecured creditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.       Description

10 Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers.

15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent certified public accountants.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                 VitalWorks Inc.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) REPORTS ON FORM 8-K

                  We filed or furnished the following reports on Form 8-K during the quarter ended March 31, 2004:

                  Current Report on Form 8-K furnished to the Securities and Exchange Commission on February 4, 2004 with respect to our announcement of our financial results for the quarter ended December 31, 2003.

                  Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 9, 2004 with respect to the historical financial statements of AMICAS, Inc. and certain pro forma financial information.

                                 VitalWorks Inc.

            Form 10-Q for the Three-Month Period Ended March 31, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       VitalWorks Inc.

       /s/ Michael A. Manto                                         May 10, 2004
       -------------------------------------------------------------------------
       Michael A. Manto                                                     Date
       Executive Vice President and Chief Financial Officer

       /s/ Joseph M. Walsh                                          May 10, 2004
       -------------------------------------------------------------------------
       Joseph M. Walsh                                                      Date
       Chairman and Chief Executive Officer