Form 10-Q
period 2004-06-30
VITALWORKS INC
filed 2004-08-06
CIK 1028584

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.

                              ---------------------

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

As of August 4, 2004 there were 43,492,872 shares of the registrant's common stock, $.001 par value, outstanding.

================================================================================

                                 VITALWORKS INC.

                                    FORM 10-Q

                                      INDEX

                                                                             PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Report of Independent Registered Public Accounting Firm...............      2

   Condensed Consolidated Balance Sheets --
     June 30, 2004 and December 31, 2003.................................      3

   Condensed Consolidated Statements of Operations --
     Three and Six Months Ended June 30, 2004 and 2003...................      4

   Condensed Consolidated Statements of Cash Flows --
     Six Months Ended June 30, 2004 and 2003.............................      5

   Notes to Condensed Consolidated Financial Statements --
      June 30, 2004......................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................      12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     32

Item 4. Controls and Procedures .........................................     33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................     33

Item 4. Submission of Matters to a Vote of Security Holders..............     34

Item 6. Exhibits and Reports on Form 8-K.................................     35

SIGNATURES...............................................................     36

For further information, refer to the VitalWorks Inc. Annual Report on Form 10-K filed on March 12, 2004.
 VitalWorks, AMICAS and RadConnect are registered trademarks of VitalWorks Inc.
   All other trademarks and company names mentioned are the property of their respective owners.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VitalWorks Inc.

      We have reviewed the condensed consolidated balance sheet of VitalWorks Inc. and subsidiary as of June 30, 2004 and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

New York, New York
July 26, 2004

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                    2004            2003
                                                                                  ---------     ------------
ASSETS                                                                            (unaudited)      (Note)
Current assets:
       Cash and cash equivalents                                                  $  18,113       $  20,128
       Accounts receivable, net of allowances of $3,050 and $2,800                   17,034          16,409
       Computer hardware held for resale                                                621             832
       Deferred income taxes, net                                                     2,203           2,203
       Prepaid expenses and other current assets                                      2,833           2,934
                                                                                  ---------       ---------
TOTAL CURRENT ASSETS                                                                 40,804          42,506
Property and equipment, at cost, less accumulated
        depreciation and amortization of $13,120 and $11,642                          4,943           4,681
Goodwill                                                                             34,125          34,472
Acquired/developed software, less accumulated amortization
        of $3,393 and $1,804                                                         20,858          21,469
Other intangible assets, less accumulated amortization of $249 and $36                3,151           3,364
Deferred income taxes, net                                                           24,547          24,547
Other assets                                                                          1,579           1,537
                                                                                  ---------       ---------
Total assets                                                                      $ 130,007       $ 132,576
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                      $  13,269       $  11,049
       Accrued employee compensation and benefits                                     2,320           2,486
       Accrued restructuring costs                                                      414             923
       Deferred revenue, including unearned discounts of $1,200                      14,449          11,762
       Current portion of long-term debt                                              4,150           6,738
                                                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                                                            34,602          32,958
Long-term debt                                                                       21,028          23,019
Other liabilities, primarily unearned discounts re: outsourced printing services      5,214           5,937
COMMITMENTS AND CONTINGENCIES - NOTES B AND F
Stockholders' equity:
       Preferred stock $.001 par value; 2,000,000 shares authorized;
          none issued
       Common stock $.001 par value; 200,000,000 shares authorized;
          45,464,715 and 45,278,816 shares issued                                        45              45
       Additional paid-in capital                                                   206,115         205,439
       Accumulated deficit                                                         (130,525)       (128,350)
       Treasury stock, at cost, 1,985,502 shares                                     (6,472)         (6,472)
                                                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                           69,163          70,662
                                                                                  ---------       ---------
Total liabilities and stockholders' equity                                        $ 130,007       $ 132,576
                                                                                  =========       =========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                       2004         2003         2004         2003
                                                     ---------------------     ---------------------
REVENUES
     Maintenance and services                        $ 22,290     $ 22,569     $ 43,598     $ 45,099
     Software licenses and system sales                 5,602        5,619       11,072       11,662
                                                     --------     --------     --------     --------
Total revenues                                         27,892       28,188       54,670       56,761
                                                     --------     --------     --------     --------

COSTS AND EXPENSES
Cost of revenues:
     Maintenance and services                           5,062        5,538       10,361       11,744
     Software licenses and system sales, includes
       amortization of software costs
       of $795, $427, $1,589 and $855                   2,387        2,034        4,607        4,753
Selling, general and administrative                    14,967       11,678       30,268       23,926
Research and development                                4,283        3,850        8,836        7,697
Depreciation and amortization                             785          573        1,626        1,128
Settlement of litigation                                                            325
                                                     --------     --------     --------     --------
                                                       27,484       23,673       56,023       49,248
                                                     --------     --------     --------     --------
OPERATING INCOME (LOSS)                                   408        4,515       (1,353)       7,513
Interest income                                            28           73           54          164
Interest expense                                         (352)        (302)        (726)        (623)
                                                     --------     --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                          84        4,286       (2,025)       7,054
Provision for income taxes                                 75           50          150          100
                                                     --------     --------     --------     --------
NET INCOME (LOSS)                                    $      9     $  4,236     $ (2,175)    $  6,954
                                                     ========     ========     ========     ========

EARNINGS (LOSS) PER SHARE
     Basic                                           $   0.00     $   0.10     $  (0.05)    $   0.16
     Diluted                                         $   0.00     $   0.09     $  (0.05)    $   0.15

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                             43,438       42,998       43,405       42,858
     Diluted                                           46,562       46,415       43,405       46,389

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                             2004         2003
                                                                           --------     --------
OPERATING ACTIVITIES
Net income (loss)                                                          $ (2,175)    $  6,954
Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization                                             1,626        1,128
    Provisions for bad debts, returns and discounts                           1,058        1,011
    Amortization of deferred finance costs, charged to interest expense         111           90
    Amortization of software costs                                            1,589          855
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (1,684)         331
      Computer hardware held for resale, prepaid expenses and other             278       (1,595)
      Accounts payable, accrued costs and expenses                            1,462       (1,796)
      Deferred revenue                                                        3,050       (1,716)
      Unearned discounts re: outsourced printing services                      (600)      (5,002)
                                                                           --------     --------
    CASH PROVIDED BY OPERATING ACTIVITIES                                     4,715          260
                                                                           --------     --------

INVESTING ACTIVITIES
    Software product development costs                                         (828)        (999)
    Proceeds from sale of office building                                                    180
    Purchases of property and equipment                                      (1,409)        (512)
    Security deposit                                                                        (308)
                                                                           --------     --------
    CASH USED IN INVESTING ACTIVITIES                                        (2,237)      (1,639)
                                                                           --------     --------

FINANCING ACTIVITIES
    Long-term debt payments                                                  (4,687)      (1,953)
    Exercise of stock options and warrants                                      361          578
    Deferred finance costs                                                     (167)
                                                                           --------     --------
    CASH USED IN FINANCING ACTIVITIES                                        (4,493)      (1,375)
                                                                           --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,015)      (2,754)
Cash and cash equivalents at beginning of period                             20,128       39,474
                                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 18,113     $ 36,720
                                                                           ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of refunds                                          $     34     $    227
    Interest paid                                                               636          450

                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

A. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These interim financial statements should be read in conjunction with the VitalWorks Inc. (the "Company" or "VitalWorks") Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Accordingly, the accompanying statements of operations for 2004 include the operating results of AMICAS. The unaudited financial information below summarizes the combined results of operations of VitalWorks and AMICAS, on a pro forma basis, as though the companies had been combined as of January 1, 2003. This pro forma data for the three and six-month periods ended June 30, 2003 is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2003, and should not be taken as representative of the future results of operations of the Company (in thousands, except per share data):

                                                       THREE MONTHS     SIX MONTHS
                                                           ENDED           ENDED
                                                       JUNE 30, 2003   JUNE 30, 2003
                                                       -------------   -------------
Combined:
    Revenues........................................     $ 29,225        $ 58,701
    Net income......................................     $  1,439        $  1,207
    Income per share - diluted......................     $   0.03        $   0.03

      The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the assets and liabilities of AMICAS based on their estimated fair values. Independent valuation specialists conducted an appraisal of a significant portion of the assets, including purchased software, in-process technology, trademarks and noncompete agreements. Management has made an estimate of the fair value of the remaining assets and liabilities. The estimated fair values included in the accompanying balance sheets reflect management's estimates, which are subject to change, and the valuation specialists' appraisal. In 2004, the Company reduced its goodwill by $.3 million primarily to reflect an adjustment of the estimated fair value of the acquired deferred revenues of AMICAS.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

C. STOCK-BASED COMPENSATION

      The Company accounts for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, of options granted in the three and six-month periods ended June 30, 2004 and 2003, was $1.89, $2.20, $1.90 and $2.24, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income (loss) and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         2004      2003       2004       2003
                                                       --------   -------   --------    -------
Net income (loss), as reported                          $     9   $ 4,236    $(2,175)   $ 6,954
Less: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects       (190)   (1,096)      (325)    (2,181)
                                                        -------   -------    -------    -------
Pro forma net income (loss)                             $  (181)  $ 3,140    $(2,500)   $ 4,773
                                                        =======   =======    =======    =======
Earnings (loss) per share:
   Basic - as reported                                  $  0.00   $  0.10    $ (0.05)   $  0.16
                                                        =======   =======    =======    =======
   Basic - pro forma                                    $  0.00   $  0.07    $ (0.06)   $  0.11
                                                        =======   =======    =======    =======
   Diluted - as reported                                $  0.00   $  0.09    $ (0.05)   $  0.15
                                                        =======   =======    =======    =======
   Diluted - pro forma                                  $  0.00   $  0.07    $ (0.06)   $  0.11
                                                        =======   =======    =======    =======

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

D. EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                      2004        2003        2004         2003
                                                    --------    --------    --------     --------
Numerator:
   Net income (loss)                                $      9    $  4,236    $ (2,175)    $  6,954
                                                    ========    ========    ========     ========

Denominator:
   Basic EPS - weighted-average shares                43,438      42,998      43,405       42,858
      Effect of dilutive securities, stock option
        and warrant rights                             3,124       3,417                    3,531
                                                    --------    --------    --------     --------
   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                46,562      46,415      43,405       46,389
                                                    ========    ========    ========     ========

Basic EPS                                           $   0.00    $   0.10    $  (0.05)    $   0.16
Diluted EPS                                         $   0.00    $   0.09    $  (0.05)    $   0.15

      Because their effect would be antidilutive, stock option and warrant rights for up to 2.6 million common shares (with exercise prices ranging from $3.57 to $17.84 per share) and 1.5 million common shares (with exercise prices ranging form $3.97 to $17.84 per share) were excluded from the diluted EPS calculation for the three and six-month periods ended June 30, 2004, respectively.

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

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of its individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading statements during the Class Period concerning the Company's products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with the Company's alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

12(b)(6) and (9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

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

      As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2004.

      The Company includes standard intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company's products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2004.

      In April 2003, the Company entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, the Company is obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, the Company amended the agreement with respect to the development services. The Company is now obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services; however, such payment is contingent upon certain development milestones being achieved. If the developer fails to deliver on such milestones, all amounts paid by the Company in the four-month period shall be refunded and the Company would have the option to terminate the entire agreement, including the royalty provisions. At the end of the four-month period, the Company has the option to continue the development services arrangement by paying a minimum monthly fee of $.2 million until it has paid development fees totaling $5.6 million, pursuant to the original terms of the April 2003 agreement. If the Company terminates the development services portion of the agreement for reasons other than nonperformance, it would still be liable for amounts due under the royalty terms of the agreement, if any.

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

G. ACCRUED RESTRUCTURING COSTS

      In the fourth quarter of 2003, the Company committed to restructuring its medical businesses through a plan of employee reductions. The Company's work force was reduced by approximately 45 employees in connection with the 2003 plan. In 2000, VitalWorks announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees in connection with the 2000 plan. The offices that were closed are subject to operating leases that expire at various dates through 2005.

      In the six months ended June 30, 2004, the restructuring accrual was reduced by $.5 million consisting primarily of severance payments relating to the 2003 restructuring. The nature of the accrual as of June 30, 2004 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed in connection with the 2000 restructuring.

H. STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

      In the first half of 2004, the Company issued 185,899 shares of its common stock, consisting of 149,530 shares in connection with the exercise of stock options by certain employees, and 36,369 shares with respect to

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

the Company-sponsored employee savings plan. As a result, the Company recognized $.7 million as a credit to additional paid-in capital.

I. SEGMENT INFORMATION

      The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three and six-month periods ended June 30, 2004 and 2003. The Company does not account for or report its assets or capital expenditures by segments.

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

      Our operating results will vary significantly from quarter to quarter and from year to year. Although we had net income of $9,000, $8.0 million and $24.2 million for the June 2004 quarter and for the years 2003 and 2002, we incurred net losses of $(2.2) million and $(2.0) million for the March 2004 and December 2003 quarters, respectively. Prior to 2002, we had consistently experienced net losses. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000.

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

   -  customer attrition;

   - timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

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

      In addition, we operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS(R) Vision Series(TM) PACS, our radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for a particular reporting period(s) will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US COULD BE COSTLY TO DEFEND AND COULD DIVERT OUR MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

      As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time-consuming and expensive to defend. Infringement claims may also divert our management's attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us were to be successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations could be harmed.

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

                                 VitalWorks Inc.

WE DEPEND ON PARTNERS/SUPPLIERS FOR DELIVERY OF ELECTRONIC DATA INTERCHANGE (E.G., INSURANCE CLAIMS PROCESSING AND INVOICE PRINTING SERVICES), COMMONLY REFERRED TO AS EDI, HARDWARE MAINTENANCE SERVICES, THIRD-PARTY SOFTWARE OR SOFTWARE OR HARDWARE COMPONENTS OF OUR OFFERINGS, AND SALES LEAD GENERATION. ANY FAILURE, INABILITY OR UNWILLINGNESS OF THESE SUPPLIERS TO PERFORM THESE SERVICES OR PROVIDE THEIR PRODUCTS COULD NEGATIVELY IMPACT CUSTOMER SATISFACTION AND REVENUES.

      We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. We rely on numerous third-party products that are made part of our software offerings and/or that we resell. Although other vendors are available in the marketplace to provide these products and services, it would take time to switch suppliers. If these suppliers were unable or unwilling to perform such services, provide their products or if the quality of these services or products declined, it could have a negative impact on customer satisfaction and result in a decrease in our revenues, cash flows and operating results.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY BREACHES AND VIRUSES.

      The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Some of our customers have had their use of our software significantly impacted by computer viruses. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers', operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or damage our reputation in the market making it difficult to obtain new customers.

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

                                 VitalWorks Inc.

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

      In the first half of 2004 and 2003, approximately two-thirds of our total revenues were derived from the medical practices market and one-third from the radiology market.

RESULTS OF OPERATIONS

      On November 25, 2003, we acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The merger agreement provides for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004 which, if paid, would be recognized as additional goodwill. In addition, we assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. The addition of AMICAS provides us with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system. In conformity with purchase accounting principles, only our statements of operations for the three and six-month periods ended June 30, 2004, include the operating results of AMICAS.

REVENUES

                                         Second Quarter Ended              Six Months Ended
June 30,                               2004     CHANGE     2003        2004     CHANGE    2003
--------                              -------   ------    -------    --------   ------   -------
                                                       (dollars in thousands)
Maintenance and services              $22,290    (1.2)%   $22,569     $43,598    (3.3)%  $45,099
Percentage of total revenues             79.9%               80.1%       79.7%              79.5%
                                      -------             -------    --------            -------
Software licenses and system sales    $ 5,602    (0.3)%   $ 5,619     $11,072    (5.1)%  $11,662
Percentage of total revenues             20.1%               19.9%       20.3%              20.5%
                                      -------             -------    --------            -------

      We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable,

                                 VitalWorks Inc.

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

      The decrease in maintenance and services revenues for the second quarter and six-month period is mainly attributable to a decline in implementation and training services revenues of $2.2 million and $4.1 million, respectively, including $2.0 million and $3.1 million relating to HIPAA-compliance services. Moreover, there was a decrease in maintenance revenues of approximately $.6 million and $1.4 million, respectively, relating to net customer attrition including the cessation of support for certain of our legacy systems. These declines were partially offset by an increase in EDI services revenues of approximately $1.0 million and $1.9 million, respectively, and the addition of maintenance and services revenues from AMICAS of $1.6 million and $2.4 million, respectively. The HIPAA service revenues relate to the government's October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA-related services are no longer required.

      Software license and system revenues declined primarily as a result of a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases). The decline was largely offset by the addition of software license revenues from AMICAS of $1.0 million and $2.2 million, respectively.

      We operate with a minimal amount of software licensing and system sales backlog. Therefore, quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and

                                 VitalWorks Inc.

service offerings, including our new image management systems, AMICAS(R) Vision Series(TM) PACS, our radiology information system, RadConnect(R) RIS, and our Intuition(TM) product line of practice management and electronic medical records systems, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.

COST OF REVENUES

                                                      Second Quarter Ended              Six Months Ended
June 30,                                            2004     CHANGE     2003        2004     CHANGE    2003
--------                                           -------   ------    -------    --------   ------   -------
                                                                     (dollars in thousands)
Maintenance and services                           $ 5,062    (8.6)%   $ 5,538    $ 10,361    (11.8)% $11,744
Percentage of maintenance and services revenue        22.7%               24.5%       23.8%              26.0%
                                                   -------             -------    --------            -------
Software licenses and system sales                 $ 2,387    17.4%    $ 2,034    $  4,607     (3.1)% $ 4,753
Percentage of software licenses and system sales      42.6%               36.2%       41.6%              40.8%
                                                   -------             -------    --------            -------

      Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The decrease in the second quarter is primarily due to a decline in billing and statement printing costs of approximately $.3 million resulting from a decrease in 2004 in the number of EDI billing and statement printing transactions, and savings on hardware maintenance of $.2 million. The decrease for the six-month period principally reflects a decline in billing and statement printing costs of approximately $.7 million resulting from a decrease in 2004 in the number of EDI billing and statement printing transactions, additional costs incurred in 2003 with respect to an arrangement with an EDI supplier of $.5 million and, to a lesser extent, a decline in hardware maintenance costs.

      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. The increase in the second quarter is due to an increase in amortization of software costs of $.4 million relating to software product assets from the acquisition of AMICAS and $.3 million of additional software royalties. These increases were partially offset by a decline in computer hardware costs of $.3 million due to a decrease in computer hardware sales. The decrease regarding the six-month comparison is attributable to a decline in computer hardware costs of $1.2 million due to a decrease in computer hardware sales. This decrease was largely offset by an increase in amortization of software costs of $.7 million primarily relating to software product assets from the acquisition of AMICAS and $.3 million of additional software royalties.

                                 VitalWorks Inc.

OPERATING EXPENSES

                                                      Second Quarter Ended              Six Months Ended
June 30,                                            2004     CHANGE     2003        2004     CHANGE    2003
--------                                           -------   ------    -------    --------   ------   -------
                                                                     (dollars in thousands)
Selling, general and administrative                $14,967    28.2%    $11,678    $ 30,268    26.5%   $23,926
Percentage of total revenues                          53.7%               41.4%       55.4%              42.2%
                                                   -------             -------    --------            -------
Research and development                           $ 4,283    11.2%    $ 3,850    $  8,836    14.8%   $ 7,697
Percentage of total revenues                          15.4%               13.7%       16.2%              13.6%
                                                   -------             -------    --------            -------
Depreciation and amortization                      $   785    37.0%    $   573    $  1,626    44.1%   $ 1,128
Percentage of total revenues                           2.8%                2.0%        3.0%               2.0%
                                                   -------             -------    --------            -------

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The increases for the three and six-month comparisons are primarily due to the inclusion of AMICAS' expenses in 2004 of $1.9 million and $4.0 million, as well as increases in fixed compensation expense of $.5 million and $.8 million and travel costs of $.3 million and $.6 million, respectively. Moreover, the amounts for 2003 include a credit of $.5 million that reflects the favorable resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997.

      Likewise, the increase in research and development expenses is mainly attributable to additional personnel costs relating to the inclusion of AMICAS as part of our operations in 2004. In addition, for the quarter and six months ended June 30, 2004, we capitalized $.4 million and $1.0 million (or 8.9% and 10.0% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the same periods of 2003, we capitalized $.3 million and $.7 million (or 7.0% and 8.1% of total research and development expenditures) of third-party programmer fees. The amounts capitalized relate to our development of Web-based applications, including an enterprise-wide electronic medical records system. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three- to five-year period. Amortization commences when the product is made commercially available.

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

                                 VitalWorks Inc.

INTEREST INCOME (EXPENSE)

                                                      Second Quarter Ended              Six Months Ended
June 30,                                            2004     CHANGE     2003        2004     CHANGE    2003
--------                                           -------   ------    -------    --------   ------   -------
                                                                     (dollars in thousands)
Interest income                                     $  28    (61.6)%    $  73      $  54     (67.1)%   $ 164
Interest expense                                     (352)    16.6%      (302)      (726)     16.5%     (623)

      Interest expense consists primarily of interest costs incurred in connection with our outstanding term loans. The increase is related to the $15.0 million we borrowed in November 2003 in connection with the acquisition of AMICAS.

INCOME TAXES

      For the first half of 2004 and 2003, we recorded quarterly income tax provisions of $75,000 and $50,000, respectively. Management has assessed the realizable value of our deferred tax assets of $63.7 million and determined that a valuation allowance of $26.9 million was necessary as of June 30, 2004 to, along with deferred tax liabilities of $10.0 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within five years.

      We expect an income tax provision of approximately $.3 million for 2004.

NET INCOME (LOSS)

      As a result of the above factors, our operating results for the three and six-month periods ended June 30, 2004 declined to net income of $9,000 and a net loss of $(2.2) million from net income of $4.2 million and $7.0 million, respectively, for the corresponding periods of 2003.

      To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the six months ended June 30, 2004, and for fiscal years 2003, 2002 and 2001, we generated positive cash flows from operations of $4.7 million, $2.2 million, $20.8 million and $18.2 million, respectively.

      Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) for the second quarter of 2004 was 55 days, down from 61 days for the March 2004 quarter and up from 41 days for the corresponding June 2003 quarter. As we sell more of our products and services to hospitals and large medical imaging centers, we would expect the increase over 2003 to continue.

      Investing activities for the six months ended June 30, 2004 resulted in a use of cash of $2.2 million. This total includes $1.4 million used primarily for purchases of computer equipment and software including an enterprise resource planning, or ERP, system, and $.8 million used for software development costs. Once fully implemented, the ERP system will serve all businesses and departments of our company as an integrated information system.

                                 VitalWorks Inc.

      Cash used in financing activities for the six months ended June 30, 2004 amounted to $4.5 million consisting of $4.7 million of principal payments of long-term debt and $.2 million of finance costs, partly offset by $.4 million of payments received in connection with the exercise of stock options by certain employees.

      As of June 30, 2004, we had cash and cash equivalents of $18.1 million and $25.2 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (4.75% at June 30, 2004). Interest is payable monthly in arrears. Principal was payable quarterly through April 1, 2004, with a balloon payment due in August 2007. Should we decide to prepay the term loan in full prior to September 2005, we would incur a prepayment fee equal to 1% of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line is at the discretion of Wells Fargo. On November 25, 2003 in connection with the AMICAS acquisition, we borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (5.0% at June 30, 2004). Principal is payable in 15 equal quarterly installments, which began on January 1, 2004, and interest is payable monthly in arrears. The outstanding term loans, which are collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum of $6 million in cash, and (iv) the prohibition of dividend payments to stockholders.

      The following table summarizes, as of June 30, 2004, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations.

                                                               PAYMENTS DUE BY PERIOD
                                                --------------------------------------------------------
                                                 TOTALS    2004     2005     2006     2007    THEREAFTER
                                                --------  -------  -------  -------  -------  ----------
                                                                    (in thousands)
Long-term debt...............................   $ 25,000  $ 2,000  $ 4,000  $ 4,000  $15,000
Operating leases.............................      8,216    1,582    2,280    2,113    1,454    $ 787
Other commitments (a) .......................      4,870    1,609    2,128      800      333
Other long-term liabilities..................        362               219      132       11
Capital leases...............................        178      121       57
                                                --------  -------  -------  -------  -------    -----
                                                $ 38,626  $ 5,312  $ 8,684  $ 7,045  $16,798    $ 787
                                                ========  =======  =======  =======  =======    =====

------------
(a) Included in other commitments are the following:

      - In April 2003, we entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, we are obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, we amended the agreement with respect to the development services. We are now obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services; however, such payment is contingent upon certain development milestones being achieved. If the developer fails to deliver on such milestones, all amounts paid by us in the

                                 VitalWorks Inc.

         four-month period shall be refunded and we would have the option to terminate the entire agreement, including the royalty provisions. At the end of the four-month period, we have the option to continue the development services arrangement by paying a minimum monthly fee of $.2 million until we have paid development fees totaling $5.6 million, pursuant to the original terms of the April 2003 agreement. If we terminate the development services portion of the agreement for reasons other than nonperformance, we would still be liable for amounts due under the royalty terms of the agreement, if any.

      - In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first and second years of the agreement, we incurred $.5 million and $.6 million, respectively, for processing services. For the twelve-month period ending May 2005, we are committed to pay $.5 million for processing services. Thereafter, the annual services fee will range from $.5 million to $.8 million based on our volume usage in the last month of the preceding year.

      - We have committed, for the 2004 plan year, to contribute to our employee savings plan. Our matching contribution for 2004 is expected to be approximately $.8 million and will be made 75% in cash and 25% in shares of our common stock.

      Should there be any additional consideration due under the earn-out provisions of the AMICAS merger agreement, the amount shall be satisfied by us in cash and/or shares of VitalWorks common stock. The above contractual obligations table does not include any contingent payments relating to the earn-out provisions.

      We anticipate capital expenditures of approximately $2.5 million for the remainder of 2004, including software development costs of approximately $1.0 million.

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

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged

                                 VitalWorks Inc.

securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

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

      As permitted under Delaware law, we have agreements under which we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2004.

      We include standard intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies, and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software,
(ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2004.

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

      Software Product Development Costs. We begin capitalizing software product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003 or in the first half of 2004.

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

                                 VitalWorks Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $25.0 million of our outstanding debt at June 30, 2004 related to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest

                                 VitalWorks Inc.

expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.3 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at June 30, 2004. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and
(9)(b). The motion has been fully briefed and is awaiting disposition by the Court. At this time, discovery is automatically stayed under the Private Securities Litigation Reform Act and no class has been certified.

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

                                 VitalWorks Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Stockholders held on June 9, 2004, our stockholders adopted the following proposals by the margins indicated:

   1. To elect members of the Board of Directors to serve for a one-year term.

                                             Number of Shares
                                    For          Against      Abstain
                                 ----------      -------     ---------
Joseph M. Walsh                  39,198,375         0        1,923,881
Stephen N. Kahane, M.D., M.S.    39,353,335         0        1,768,921
Michael A. Manto                 39,185,765         0        1,936,491
Kenneth R. Adams                 39,382,365         0        1,739,891
Stephen J. DeNelsky              39,354,053         0        1,768,203
David B. Shepherd                39,367,551         0        1,754,705
Lisa W. Zappala                  39,374,196         0        1,748,060

   2. To ratify our appointment of BDO Seidman, LLP as our independent certified public accountants for the fiscal year ending December 31, 2004.

                                             Number of Shares
                                    For          Against      Abstain
                                 ----------      -------     ---------
                                 40,129,992      906,826       85,438

                                 VitalWorks Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                              Description
-----------                              -----------
15                Letter regarding unaudited interim financial information from
                  BDO Seidman, LLP, independent registered public accountants.

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

(b) REPORTS ON FORM 8-K

                  We filed or furnished the following report on Form 8-K during the quarter ended June 30, 2004:

                  Current Report on Form 8-K furnished to the Securities and Exchange Commission on May 5, 2004 with respect to our announcement of our financial results for the quarter ended March 31, 2004.

                                 VitalWorks Inc.

            Form 10-Q for the Three-Month Period Ended June 30, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VitalWorks Inc.

                            /s/ Michael A. Manto                  August 6, 2004
                            ----------------------------------------------------
                            Michael A. Manto                                Date
                            Executive Vice President and Chief Financial Officer

                            /s/ Joseph M. Walsh                   August 6, 2004
                            ----------------------------------------------------
                            Joseph M. Walsh                                 Date
                            Chairman and Chief Executive Officer