Form 10-Q
period 2004-09-30
VITALWORKS INC
filed 2004-11-09
CIK 1028584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________.

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

As of November 4, 2004 there were 43,628,431 shares of the registrant's common stock, $.001 par value, outstanding.

                                 VITALWORKS INC.

                                    FORM 10-Q

                                      INDEX

                                                                              PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Report of Independent Registered Public Accounting Firm..................    2

   Condensed Consolidated Balance Sheets  --
     September 30, 2004 and December 31, 2003...............................    3

   Condensed Consolidated Statements of Operations  --
     Three and Nine Months Ended September 30, 2004 and 2003................    4

   Condensed Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 2004 and 2003..........................    5

   Notes to Condensed Consolidated Financial Statements --
      September 30, 2004....................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........   33

Item 4. Controls and Procedures ............................................   33

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................................   34

Item 6. Exhibits............................................................   35

SIGNATURES..................................................................   36

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

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VitalWorks Inc.

      We have reviewed the condensed consolidated balance sheet of VitalWorks Inc. and subsidiary as of September 30, 2004 and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

New York, New York
October 26, 2004

                                 VitalWorks Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                     2004         2003
                                                                                 ------------  -----------
                                                                                  (unaudited)    (Note)
ASSETS
Current assets:
        Cash and cash equivalents                                                  $  15,727    $  20,128
        Accounts receivable, net of allowances of $3,300 and $2,800                   17,828       16,409
        Computer hardware held for resale                                                633          832
        Deferred income taxes, net                                                     2,203        2,203
        Prepaid expenses and other current assets                                      4,002        2,934
                                                                                   ---------    ---------
TOTAL CURRENT ASSETS                                                                  40,393       42,506
Property and equipment, at cost, less accumulated
        depreciation and amortization of $13,797 and $11,642                           4,732        4,681
Goodwill                                                                              33,963       34,472
Acquired/developed software, less accumulated amortization
        of $4,187 and $1,804                                                          20,469       21,469
Other intangible assets, less accumulated amortization of $356 and $36                 3,044        3,364
Deferred income taxes, net                                                            24,547       24,547
Other assets                                                                           1,483        1,537
                                                                                   ---------    ---------
Total assets                                                                       $ 128,631    $ 132,576
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                                      $  12,733    $  11,049
        Accrued employee compensation and benefits                                     3,088        2,486
        Accrued restructuring costs                                                      152          923
        Deferred revenue, including unearned discounts of $1,200                      14,725       11,762
        Current portion of long-term debt                                              4,081        6,738
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES                                                             34,779       32,958
Long-term debt                                                                        20,017       23,019
Other liabilities, primarily unearned discounts re: outsourced printing services       4,728        5,937
COMMITMENTS AND CONTINGENCIES  - NOTES B, F and J
Stockholders' equity:
        Preferred stock $.001 par value; 2,000,000 shares authorized;
           none issued
        Common stock $.001 par value; 200,000,000 shares authorized;
           45,576,783 and 45,278,816 shares issued                                        46           45
        Additional paid-in capital                                                   206,429      205,439
        Accumulated deficit                                                         (130,896)    (128,350)
        Treasury stock, at cost, 1,985,502 shares                                     (6,472)      (6,472)
                                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                            69,107       70,662
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 128,631    $ 132,576
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

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                      2004        2003        2004        2003
                                                    --------    --------    --------    --------
REVENUES
     Maintenance and services                       $ 22,249    $ 22,240    $ 65,847    $ 67,339
     Software licenses and system sales                6,169       5,849      17,241      17,511
                                                    --------    --------    --------    --------
Total revenues                                        28,418      28,089      83,088      84,850
                                                    --------    --------    --------    --------

COSTS AND EXPENSES
Cost of revenues:
     Maintenance and services                          4,946       5,330      15,307      17,074
     Software licenses and system sales, includes
       amortization of software costs
       of $794, $428, $2,383 and $1,283                2,895       2,119       7,502       6,872
Selling, general and administrative                   15,386      12,758      45,654      36,684
Research and development                               4,407       4,002      13,243      11,699
Depreciation and amortization                            753         613       2,379       1,741
Settlement of litigation                                                         325
                                                    --------    --------    --------    --------
                                                      28,387      24,822      84,410      74,070
                                                    --------    --------    --------    --------
OPERATING INCOME (LOSS)                                   31       3,267      (1,322)     10,780
Interest income                                           41          61          95         225
Interest expense                                        (368)       (247)     (1,094)       (870)
                                                    --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES                       (296)      3,081      (2,321)     10,135
Provision for income taxes                                75          50         225         150
                                                    --------    --------    --------    --------
NET INCOME (LOSS)                                   $   (371)   $  3,031    $ (2,546)   $  9,985
                                                    ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE
     Basic                                          $  (0.01)   $   0.07    $  (0.06)   $   0.23
     Diluted                                        $  (0.01)   $   0.06    $  (0.06)   $   0.21

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                            43,552      43,203      43,454      42,974
     Diluted                                          43,552      47,460      43,454      46,791

                             See accompanying notes.

                                 VitalWorks Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            2004        2003
                                                                          --------    --------
OPERATING ACTIVITIES
Net income (loss)                                                         $ (2,546)   $  9,985
Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization                                            2,379       1,741
    Provisions for bad debts, returns and discounts                          1,704       1,512
    Amortization of deferred finance costs, charged to interest expense        169         129
    Amortization of software costs                                           2,383       1,283
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (3,123)     (2,008)
      Computer hardware held for resale, prepaid expenses and other           (727)     (2,584)
      Accounts payable, accrued costs and expenses                           1,069      (1,740)
      Deferred revenue                                                       3,502      (1,360)
      Unearned discounts re: outsourced printing services                     (900)     (5,301)
                                                                          --------    --------
    CASH PROVIDED BY OPERATING ACTIVITIES                                    3,910       1,657
                                                                          --------    --------

INVESTING ACTIVITIES
    Software product development costs                                      (1,233)     (1,429)
    Proceeds from sale of office building                                                  270
    Purchases of property and equipment                                     (1,806)       (854)
    Security deposit                                                                      (308)
                                                                          --------    --------
    CASH USED IN INVESTING ACTIVITIES                                       (3,039)     (2,321)
                                                                          --------    --------

FINANCING ACTIVITIES
    Long-term debt payments                                                 (5,767)     (2,903)
    Exercise of stock options and warrants                                     662         992
    Deferred finance costs                                                    (167)        (98)
                                                                          --------    --------
    CASH USED IN FINANCING ACTIVITIES                                       (5,272)     (2,009)
                                                                          --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,401)     (2,673)
Cash and cash equivalents at beginning of period                            20,128      39,474
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 15,727    $ 36,801
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid, net of refunds                                     $     33    $    282
    Interest paid                                                              939         681

                             See accompanying notes.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

A. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These interim financial statements should be read in conjunction with the VitalWorks Inc. (the "Company" or "VitalWorks") Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Accordingly, the accompanying statements of operations for 2004 include the operating results of AMICAS. The unaudited financial information below summarizes the combined results of operations of VitalWorks and AMICAS, on a pro forma basis, as though the companies had been combined as of January 1, 2003. This pro forma data for the three and nine-month periods ended September 30, 2003 is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2003, and should not be taken as representative of the future results of operations of the Company (in thousands, except per share data):

                                      THREE MONTHS        NINE MONTHS
                                          ENDED              ENDED
                                    SEPTEMBER 30, 2003 SEPTEMBER 30, 2003
                                    ------------------ ------------------
Combined:
   Revenues                              $29,198            $87,899
   Net income                            $   164            $ 1,371
   Income per share - diluted            $  0.00            $  0.03

      The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the assets and liabilities of AMICAS based on their estimated fair values. Independent valuation specialists conducted an appraisal of a significant portion of the assets, including purchased software, in-process technology, trademarks and noncompete agreements. Management has made an estimate of the fair value of the remaining assets and liabilities. The estimated fair values included in the accompanying balance sheets reflect management's estimates, which are subject to change, and the valuation specialists' appraisal. In 2004, the Company reduced its goodwill by $.5 million primarily to reflect an adjustment of the estimated fair value of the acquired deferred revenues of AMICAS.

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

C. STOCK-BASED COMPENSATION

      The Company accounts for stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, of options granted in the three and nine-month periods ended September 30, 2004 and 2003, was $1.77, $2.44, $1.82 and $2.32, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its stock options at fair market value on the date of grant, and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on net income (loss) and the related earnings per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                           2004         2003           2004            2003
                                                         ---------    ---------      ---------      ---------
Net income (loss), as reported                           $    (371)   $   3,031      $  (2,546)     $   9,985
Less:  total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects          (450)      (1,098)          (775)        (3,279)
                                                         ---------    ---------      ---------      ---------
Pro forma net income (loss)                              $    (821)   $   1,933      $  (3,321)     $   6,706
                                                         =========    =========      =========      =========
Earnings (loss) per share:
   Basic - as reported                                   $   (0.01)   $    0.07      $   (0.06)     $    0.23
                                                         =========    =========      =========      =========
   Basic - pro forma                                     $   (0.02)   $    0.04      $   (0.08)     $    0.16
                                                         =========    =========      =========      =========
   Diluted - as reported                                 $   (0.01)   $    0.06      $   (0.06)     $    0.21
                                                         =========    =========      =========      =========
   Diluted - pro forma                                   $   (0.02)   $    0.04      $   (0.08)     $    0.15
                                                         =========    =========      =========      =========

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

D. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS") (in thousands, except per share data):

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       2004        2003        2004        2003
                                                     --------     -------    --------     -------
Numerator:
   Net income (loss)                                 $   (371)    $ 3,031    $ (2,546)    $ 9,985
                                                     ========     =======    ========     =======
Denominator:
   Basic EPS - weighted-average shares                 43,552      43,203      43,454      42,974
      Effect of dilutive securities, stock option
        and warrant rights                                          4,257                   3,817
                                                     --------     -------    --------     -------

   Diluted EPS - adjusted weighted-average
        shares and assumed conversions                 43,552      47,460      43,454      46,791
                                                     ========     =======    ========     =======

Basic EPS                                            $  (0.01)    $  0.07    $  (0.06)    $  0.23
Diluted EPS                                          $  (0.01)    $  0.06    $  (0.06)    $  0.21

      Because their effect would be antidilutive, stock option and warrant rights for up to 3.4 million common shares (with exercise prices ranging from $3.46 to $17.84 per share) and 1.8 million common shares (with exercise prices ranging from $3.82 to $17.84 per share) were excluded from the diluted EPS calculation for the three and nine-month periods ended September 30, 2004, respectively.

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

      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and AMICAS, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleges that VitalWorks and AMICAS infringed the plaintiff's patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff seeks monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer.

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of its individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

statements during the Class Period concerning the Company's products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with the Company's alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). In a decision entered on October 1, 2004, United States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants.

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

      While management believes that the Company has meritorious defenses in each of the foregoing pending matters and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

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

      As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2004.

      The Company includes standard intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

trade secret infringement claims by third parties with respect to the Company's products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2004.

      In April 2003, the Company entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, the Company was obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, the Company amended the agreement with respect to the development services. The Company was obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services; however, such payment was contingent upon certain development milestones being achieved. The milestones were achieved and the Company paid the amounts due under the May amendment. In August 2004 and in October 2004, the Company amended the agreement further with respect to the development services. The Company is now obligated to pay the development firm $1.4 million during the period from August 16, 2004 to May 1, 2005. At the end of such period, the Company has the option to terminate the agreement or continue the development services arrangement by paying a minimum monthly fee of $.2 million for an additional twelve months. The terms of the royalty arrangement were amended and now extend to March 2007. The Company is now obligated to pay reduced royalty fees of up to $3 million based on related software license sales, if any. If the Company terminates the development services portion of the agreement for reasons other than nonperformance, it will still be liable for amounts due under the royalty terms of the agreement, if any.

      In October 2001, the Company expanded its August 2000 agreement with National Data Corporation ("NDC") for outsourcing much of the Company's patient statement and invoice printing work. The Company continues, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, the Company had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, the Company's arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, the Company refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of the Company's current aggregate transaction level. In connection with this arrangement, the Company is committed to pay a minimum quarterly fee of $1.9 million to NDC until April 2009.

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

                                 VitalWorks Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

      In the nine months ended September 30, 2004, the restructuring accrual was reduced by $.6 million consisting of severance payments relating to the 2003 restructuring and lease payments relating to the 2000 restructuring. The accrual was reduced by another $.2 million reflecting savings credited to selling, general and administrative expenses in connection with the early termination of one office lease and the sublease of a second office lease for facilities closed in connection with the 2000 restructuring. The nature of the accrual as of September 30, 2004 was primarily the total cost of future payments that remained outstanding under lease commitments regarding certain of the offices that were closed in connection with the 2000 restructuring.

H. STOCKHOLDERS' EQUITY AND NONCASH ACTIVITIES

      In the first nine months of 2004, the Company issued 297,967 shares of its common stock, consisting of 247,948 shares in connection with the exercise of stock options by certain employees, and 50,019 shares with respect to the Company-sponsored employee savings plan. As a result, the Company recognized $1.0 million as a credit to additional paid-in capital.

I. SEGMENT INFORMATION

      The Company has identified two reportable operating segments: software licenses and system sales, and maintenance and services. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. The accompanying statements of operations disclose the financial information of the Company's reportable segments for the three and nine-month periods ended September 30, 2004 and 2003. The Company does not account for or report its assets or capital expenditures by segments.

      The Company markets its products and services primarily to two types of physician practices: radiology practices, including hospital radiology departments and ambulatory imaging centers, and medical practices such as anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine.

J. SUBSEQUENT EVENT

      On October 1, 2004, the Company announced that it plans to relocate its executive offices from Ridgefield, Connecticut to Boston, Massachusetts in 2005. The Company already has a significant presence in Boston, following its acquisition of AMICAS in November 2003. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company's executive offices, their employment would be terminated under a plan of termination. The Company anticipates that a majority of the positions terminated in Ridgefield will be filled by new employees in Boston. Accordingly, the Company has offered to relocate many of its Ridgefield employees to Boston. The Company expects to complete the executive office transition by June 30, 2005. The Company's preliminary estimate is that the total costs to be incurred in connection with its relocation plan, including executive severance-related costs of $.4 million discussed below, will be in the range of approximately $1.2 million to $1.7 million. These costs consist primarily of severance-related costs, all of which are expected to result in future cash expenditures. The Company recorded $.4 million of these severance-related costs in the third quarter of 2004 for separation benefits to be paid to a certain former executive officer pursuant to the terms of a pre-existing employment agreement. Subsequent to November 2, 2004, the Company received from this former executive officer a signed mutual separation agreement with the Company thereby resolving any uncertainty regarding the separation benefits owed to the former executive officer. Absent this separation agreement, the former executive would not have been entitled to the separation benefits under his employment agreement. The Company expects to record an additional $.4 million for the relocation costs described above in the fourth quarter of 2004 and the remaining amount of the charge in the first quarter of 2005.

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

      Our operating results will vary significantly from quarter to quarter and from year to year. Although we had net income of $9,000, $8.0 million and $24.2 million for the June 2004 quarter and for the years 2003 and 2002, we incurred net losses of $(.4) million, $(2.2) million and $(2.0) million for the September 2004, March 2004 and December 2003 quarters, respectively. Prior to 2002, we had consistently experienced net losses. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000.

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

                                 VitalWorks Inc.

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

WE MAY FAIL TO REALIZE THE LONG-TERM FINANCIAL BENEFITS THAT WE ANTICIPATE WILL RESULT FROM OUR ACQUISITION OF AMICAS.

      Our expectations with regard to the long-term financial benefits that we anticipate will result from our acquisition of AMICAS are subject to significant risks and uncertainties including:

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

WE ARE EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are evaluating our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. Our testing to date has not resulted in our having to make any material changes in our internal controls. However, we are still in the process of completing our testing of our internal controls and subsequent to the completion of our testing, our independent registered public accounting firm must perform its tests of our internal controls. Our continued testing and the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal controls. We may not be able to remediate any such deficiencies in a timely manner so as to be able to comply with the requirements of Section 404 for the year ending December 31, 2004. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

RESULTS OF OPERATIONS

      On November 25, 2003, we acquired 100% of the outstanding capital stock of AMICAS, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The merger agreement provides for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004 which, if paid, would be recognized as additional goodwill. In addition, we assumed incentive plans for certain management employees of AMICAS that provide for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. The addition of AMICAS provides us with the ability to offer radiology/imaging center clients a comprehensive, integrated information and image management solution, incorporating the key components of a complete radiology data management system. In conformity with purchase accounting principles, only our statements of operations for the three and nine-month periods ended September 30, 2004, include the operating results of AMICAS.

REVENUES

                                                    Third Quarter Ended                    Nine Months Ended
September 30,                                  2004       CHANGE       2003           2004      CHANGE       2003
                                              -------     ------      -------        -------    ------      -------
                                                                      (dollars in thousands)
Maintenance and services                      $22,249       0.0%      $22,240        $65,847     (2.2)%     $67,339
Percentage of total revenues                     78.3%                   79.2%          79.2%                  79.4%
                                              -------       ---       -------        -------     ----       -------
Software licenses and system sales            $ 6,169       5.5%      $ 5,849        $17,241     (1.5)%     $17,511
Percentage of total revenues                     21.7%                   20.8%          20.8%                  20.6%
                                              -------       ---       -------        -------     ----       -------

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

                                 VitalWorks Inc.

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

      Maintenance and services revenues for the third quarter were flat compared to the prior year due to the addition of maintenance and services revenues from AMICAS of $1.7 million and an increase in EDI services revenues of approximately $.4 million. These increases were offset by a decline in implementation and training services revenues of $1.6 million relating to HIPAA-compliance services. Moreover, there was a decrease in maintenance revenues of approximately $.5 million relating to net customer attrition. The HIPAA service revenues relate to the government's October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA-related services are no longer required. The decrease for the nine-month period is mainly attributable to a decline in implementation and training services revenues of $5.7 million, including $4.8 million relating to HIPAA-compliance services. In addition, there was a decrease in maintenance revenues of approximately $1.9 million relating to net customer attrition including the cessation of support for certain of our legacy systems. These declines were partially offset by the addition of maintenance and services revenues from AMICAS of $4.1 million and an increase in EDI services revenues of approximately $2.3 million.

      Software license and system revenues increased for the third quarter due to the addition of software license revenues from AMICAS of $1.0 million, mostly offset by a decrease in the number of licenses and systems sold (unit volume versus, for example, price decreases). The decline for the nine-month period was primarily due to a decrease in the number of licenses and systems sold, but was largely offset by the addition of software license revenues from AMICAS of $3.2 million.

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

                                 VitalWorks Inc.

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

COST OF REVENUES

                                                     Third Quarter Ended                      Nine Months Ended
September 30,                                   2004        CHANGE       2003           2004       CHANGE        2003
                                               ------       ------      ------         -------     ------       -------
                                                                          (dollars in thousands)
Maintenance and services                       $4,946        (7.2)%     $5,330         $15,307      (10.3)%     $17,074
Percentage of maintenance and services
revenue                                          22.2%                    24.0%           23.2%                    25.4%
                                               ------        ----       ------         -------      -----       -------
Software licenses and system sales             $2,895        36.6%      $2,119         $ 7,502        9.2%      $ 6,872
Percentage of software licenses and
system sales                                     46.9%                    36.2%           43.5%                    39.2%
                                               ------        ----       ------         -------      -----       -------

      Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The decrease in the third quarter and the nine-month period is primarily due to a decline in billing and statement printing costs of approximately $.3 million and $.6 million, respectively, resulting from a decrease in 2004 in the number of EDI billing and statement printing transactions. The decrease for the nine-month period also reflects additional costs incurred in 2003 with respect to an arrangement with an EDI supplier of $.5 million, and declines in EDI insurance claims processing costs and hardware maintenance costs of $.3 million each.

      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. The increase in the third quarter and the nine-month period is due to an increase in amortization of software costs of $.4 million and $1.1 million, respectively, relating to software product assets from the acquisition of AMICAS, and $.3 million and $.6 million, respectively, of additional software royalties. These increases for the nine-month period were partially offset by a decline in computer hardware costs of $1.1 million due to a decrease in computer hardware sales.

                                 VitalWorks Inc.

OPERATING EXPENSES

                                                     Third Quarter Ended                      Nine Months Ended
September 30,                                   2004        CHANGE      2003            2004        CHANGE       2003
                                              -------       ------     -------         -------      ------      -------
                                                                               (dollars in thousands)
Selling, general and administrative           $15,386        20.6%     $12,758         $45,654       24.5%      $36,684
Percentage of total revenues                     54.1%                    45.4%           54.9%                    43.2%
                                              -------        ----      -------         -------       ----       -------
Research and development                      $ 4,407        10.1%     $ 4,002         $13,243       13.2%      $11,699
Percentage of total revenues                     15.5%                    14.2%           15.9%                    13.8%
                                              -------        ----      -------         -------       ----       -------
Depreciation and amortization                 $   753        22.8%     $   613         $ 2,379       36.6%      $ 1,741
Percentage of total revenues                      2.6%                     2.2%            2.9%                     2.1%
                                              -------        ----      -------         -------       ----       -------

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The increases for the three and nine-month periods are primarily due to the inclusion of AMICAS' expenses in 2004 of $1.9 million and $5.9 million, as well as increases in travel costs of $.4 million and $1.0 million, respectively. Subsequent to November 2, 2004, we received from a former executive officer a signed mutual separation agreement with us thereby resolving any uncertainty regarding the separation benefits owed to the former executive officer. Absent this separation agreement the former executive would not have been entitled to the separation benefits under his employment agreement. As a result, the amounts for 2004 also include $.4 million of severance-related costs for separation benefits to be paid to the former executive officer pursuant to the terms of a pre-existing employment agreement. In addition, in the nine-month period, fixed compensation expense increased by $.8 million and the amount for 2003 includes a credit of $.5 million that reflects the favorable resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997.

      The increase in research and development expenses for the three and nine-month periods is mainly attributable to additional personnel costs relating to the inclusion of AMICAS as part of our operations in 2004 of $.7 million and $2.0 million, respectively. This increase was partially offset by declines in third-party software developer fees of $.4 million and $.7 million, respectively. In addition, for the quarter and nine months ended September 30, 2004, we capitalized $.4 million and $1.4 million (or 8.4% and 9.5% of total research and development expenditures) of third-party programmer fees, respectively, in conformity with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the same periods of 2003, we capitalized $.4 million and $1.1 million (or 9.0% and 8.4% of total research and development expenditures) of third-party programmer fees. The amounts capitalized relate to our development of Web-based applications, including an enterprise-wide electronic medical records system. We amortize capitalized software development costs over the estimated economic life of the products. Depending on the nature and success of the product, we generally expect to amortize these deferred costs over a three- to five-year period. Amortization commences when the product is made commercially available.

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

                                 VitalWorks Inc.

INTEREST INCOME (EXPENSE)

                      Third Quarter Ended              Nine Months Ended
September 30,       2004     CHANGE     2003       2004      CHANGE     2003
                    -----    ------     -----     -------    ------     -----
                                     (dollars in thousands)
Interest income     $  41    (32.8)%    $  61     $    95    (57.8)%    $ 225
Interest expense     (368)    49.0%      (247)     (1,094)    25.7%      (870)
                    -----    -----      -----     -------    -----      -----

      Interest expense consists primarily of interest costs incurred in connection with our outstanding term loans. The increase is related to the $15.0 million we borrowed in November 2003 in connection with the acquisition of AMICAS.

INCOME TAXES

      For the first nine months of 2004 and 2003, we recorded quarterly income tax provisions of $75,000 and $50,000, respectively. Management has assessed the realizable value of our deferred tax assets of $62.4 million and determined that a valuation allowance of $26.0 million was necessary as of September 30, 2004 to, along with deferred tax liabilities of $9.6 million, reduce the net deferred tax asset to $26.8 million, an amount which we believe is more likely than not to be realized. In reaching this conclusion, management noted that internal projections indicate that we will generate sufficient taxable income to realize the net deferred tax assets within five years.

      We expect an income tax provision of approximately $.3 million for 2004.

NET INCOME (LOSS)

      As a result of the above factors, our operating results for the three and nine-month periods ended September 30, 2004 declined to net losses of $(.4) million and $(2.5) million from net income of $3.0 million and $10.0 million, respectively, for the corresponding periods of 2003.

      To date, the overall impact of inflation on us has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For the nine months ended September 30, 2004, and for fiscal years 2003, 2002 and 2001, we generated positive cash flows from operations of $3.9 million, $2.2 million, $20.8 million and $18.2 million, respectively.

      Days sales outstanding (calculated as accounts receivable, net of allowances, divided by quarterly revenues multiplied by 90 days) for the third quarter of 2004 was 56 days, up from 55 days for the June 2004 quarter and up from 47 days for the corresponding September 2003 quarter. As we sell more of our products and services to hospitals and large medical imaging centers, we would expect the increase over 2003 to continue.

                                 VitalWorks Inc.

      Investing activities for the nine months ended September 30, 2004 resulted in a use of cash of $3.0 million. This total includes $1.8 million used primarily for purchases of computer equipment and software including an enterprise resource planning, or ERP, system, and $1.2 million used for software development costs.

      Cash used in financing activities for the nine months ended September 30, 2004 amounted to $5.3 million consisting of $5.8 million of principal payments of long-term debt and $.2 million of finance costs, partly offset by $.7 million of payments received in connection with the exercise of stock options by certain employees.

      As of September 30, 2004, we had cash and cash equivalents of $15.7 million and $24.1 million of total long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, time deposits, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo Foothill, Inc. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (5.25% at September 30, 2004). Interest is payable monthly in arrears. Principal was payable quarterly through April 1, 2004, with a balloon payment due in August 2007. Should we decide to prepay the term loan in full prior to September 2005, we would incur a prepayment fee equal to 1% of the then outstanding principal balance of the term loan. The prepayment fee may be reduced should the loan be prepaid in connection with a change of control of VitalWorks. The amended agreement also provides for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line is at the discretion of Wells Fargo. On November 25, 2003 in connection with the AMICAS acquisition, we borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (5.5% at September 30, 2004). Principal is payable in 15 equal quarterly installments, which began on January 1, 2004, and interest is payable monthly in arrears. The outstanding term loans, which are collateralized by substantially all of our assets and intellectual property rights, subjects us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum of $6 million in cash, and (iv) the prohibition of dividend payments to stockholders.

      The following table summarizes, as of September 30, 2004, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations.

                                                  PAYMENTS DUE BY PERIOD
                               TOTALS      2004       2005       2006       2007    THEREAFTER
                               -------    -------    -------    -------    -------  ----------
                                                       (in thousands)
Long-term debt ..............  $24,000    $ 1,000    $ 4,000    $ 4,000    $15,000
Operating leases ............    7,574        695      2,525      2,113      1,454    $   787
Other commitments (a) .......   38,590      2,688      9,502      8,400      7,867     10,133
Other long-term liabilities..      176                    33        132         11
Capital leases ..............       98         53         45
                               -------    -------    -------    -------    -------    -------
                               $70,438    $ 4,436    $16,105    $14,645    $24,332    $10,920
                               =======    =======    =======    =======    =======    =======

- ----------
(a) Included in other commitments are the following:

      - In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We continue, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extends until April 2009, provides for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we

                                 VitalWorks Inc.

          received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, we had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that are recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments are fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, we refunded $4.3 million of unearned discounts. The new quarterly commitment approximates 60% of our current aggregate transaction level. In connection with this arrangement, we are committed to pay a minimum quarterly fee of $1.9 million to NDC until April 2009.

      - In April 2003, we entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, we were obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, we amended the agreement with respect to the development services. We were obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services; however, such payment was contingent upon certain development milestones being achieved. The milestones were achieved and we paid the amounts due under the May amendment. In August 2004 and in October 2004, we amended the agreement further with respect to the development services. We are now obligated to pay the development firm $1.4 million during the period from August 16, 2004 to May 1, 2005. At the end of such period, we have the option to terminate the agreement or continue the development services arrangement by paying a minimum monthly fee of $.2 million for an additional twelve months. The terms of the royalty arrangement were amended and now extend to March 2007. We are now obligated to pay reduced royalty fees of up to $3 million based on related software license sales, if any. If we terminate the development services portion of the agreement for reasons other than nonperformance, we will still be liable for amounts due under the royalty terms of the agreement, if any.

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

      We anticipate capital expenditures of approximately $1.0 million for the remainder of 2004, including software development costs of approximately $.5 million.

      On October 1, 2004, we announced that we plan to relocate our executive offices from Ridgefield, Connecticut to Boston, Massachusetts in 2005. We already have a significant presence in Boston, following our acquisition of AMICAS in November 2003. On October 15, 2004, we notified 57 of our employees that, in connection with the relocation of our executive offices, their employment would be terminated under a plan of

                                 VitalWorks Inc.

termination. We anticipate that a majority of the positions terminated in Ridgefield will be filled by new employees in Boston. Accordingly, we have offered to relocate many of our Ridgefield employees to Boston. We expect to complete the executive office transition by June 30, 2005. Our preliminary estimate is that the total costs to be incurred in connection with our relocation plan will be in the range of approximately $1.2 million to $1.7 million. These costs consist primarily of severance-related costs, all of which are expected to result in future cash expenditures. As discussed above in the operating expenses section, we recorded $.4 million of these costs in the third quarter of 2004. We expect to record an additional $.4 million for these costs in the fourth quarter of 2004 and the remaining amount of the charge in the first quarter of 2005.

      From time to time, in the normal course of business, various claims are made against us. Except for the proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and AMICAS, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleges that VitalWorks and AMICAS infringed the plaintiff's patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff seeks monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer.

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and
(9)(b). In a decision entered on October 1, 2004, United States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants.

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

      While management believes that we have meritorious defenses in each of the foregoing pending matters and we

                                 VitalWorks Inc.

intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

      As permitted under Delaware law, we have agreements under which we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2004.

      We include standard intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2004.

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

                                 VitalWorks Inc.

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

                                 VitalWorks Inc.

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

      Software Product Development Costs. We begin capitalizing software product development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003 or in the first nine months of 2004.

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

                                 VitalWorks Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk consists of fluctuations in the "prime rate" of interest announced from time to time by Wells Fargo Bank N.A. Approximately $24.0 million of our outstanding debt at September 30, 2004 related to long-term indebtedness under our credit agreement with Wells Fargo Foothill, Inc. We expect interest on the outstanding balance of the loan to be charged based on a variable rate related to the prime rate. Thus, our interest expense is subject to market risk in the form of fluctuations in the prime rate of interest. The effect of a hypothetical one hundred basis point increase across all maturities of variable rate debt would result in an annual decrease of approximately $.2 million in pre-tax operating results assuming no further changes in the amount of our borrowings subject to variable rate interest from amounts outstanding at September 30, 2004. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                 VitalWorks Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, in the normal course of business, various claims are made against us. Except for proceedings described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.

      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and AMICAS, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleges that VitalWorks and AMICAS infringed the plaintiff's patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff seeks monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer.

      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of VitalWorks Inc. during the class period of January 24, 2002 to October 23, 2002. The defendants are VitalWorks and three of our individual officers and directors. Plaintiffs have asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants are alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleges that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys' fees and experts' fees and other costs, as well as other relief the Court may deem just and proper are sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and
(9)(b). In a decision entered on October 1, 2004, Untied States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants.

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

      While management believes that we have meritorious defenses in each of the foregoing pending matters and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of these matters is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).

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

ITEM 6. EXHIBITS

Exhibit No.                               Description
- -----------                               -----------
10.1 Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane.

10.2 Form of Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Joseph M. Walsh, Michael A. Manto and Stephen Hicks.

10.3 Employment Agreement, dated October 1, 2004, by and between VitalWorks Inc. and Joseph D. Hill.

15 Letter regarding unaudited interim financial information from BDO Seidman, LLP, independent registered public accounting firm.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                 VitalWorks Inc.

          Form 10-Q for the Three-Month Period Ended September 30, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VitalWorks Inc.

                                /s/ Joseph D. Hill              November 9, 2004
                                ------------------------------------------------
                                Joseph D. Hill                              Date
                                Vice President and Chief Financial Officer

                                /s/ Stephen N. Kahane           November 9, 2004
                                ------------------------------------------------
                                Stephen N. Kahane                           Date
                                President and Chief Executive Officer