Form 10-K
period 2004-12-31
AMICAS, Inc.
filed 2005-03-30
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-25311
AMICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2248411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Guest Street, Suite 200, Boston, Massachusetts 02135

(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(617) 779-7878
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001
Rights to purchase Series B Preferred Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2004 (based on the closing sale price of the registrant’s common stock, par value $.001 per share, as reported on the NASDAQ National Market on such date) was approximately $104 million. 44,852,774 shares of common stock were outstanding as of March 23, 2005.
Documents Incorporated by Reference
      Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, expected to be held on June 10, 2005, are incorporated into Part III herein by reference.

AMICAS, INC.
Form 10-K
AMICAS is a registered trademark of AMICAS, Inc. All other trademark and company names mentioned are the property of their respective owners.

PART I

Item 1.	Business
General
      AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”)-independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Servicestm, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.
      We were incorporated in Delaware in November 1996 as InfoCure Corporation. On July 10, 1997, we completed our initial public offering. During the remainder of 1997 through 1999, we completed acquisitions of 16 medical and radiology software companies. In addition, during the period July 1997 through 2000, we acquired 19 companies that made up our former dental software business. We changed our name to VitalWorks Inc. in July 2001.
      On March 5, 2001, we completed a spin-off of our dental software business through a pro rata distribution to our shareholders of all the outstanding common stock (the “Distribution”) of our previously wholly-owned subsidiary, PracticeWorks, Inc. (“PracticeWorks”). As a result of the Distribution, PracticeWorks became an independent public company consisting of our former dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. We relocated our executive offices to Connecticut, changed our name and began doing business as “VitalWorks Inc.” following the Distribution. Certain material terms of the Distribution are described herein.
      On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allow radiologists to access, archive and distribute diagnostic images for primary interpretation, such as the creation of a radiology report, as well as to enable fundamental workflow changes and place images and digital information in the hands of the customers of radiologists — the referring physicians.
      On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004, or the Purchase Agreement. Accordingly, in this report the Medical Division has been accounted for and presented as discontinued operations. All information contained in this report, unless otherwise indicated, has been restated to reflect the Asset Sale. Our former Medical Division is a leading provider of information technology and services targeted to healthcare practices and organizations throughout the United States. It provides IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology, and internal medicine. The Medical Division offers enterprise-level systems designed for large physician groups and networks. Its range of software solutions provide workflow management and information management related to administrative, financial, and clinical functions for physicians and other healthcare providers. The Medical Division also provides its clients with ongoing software support, implementation, training, and EDI services for patient billing and claims processing. It offers a wide range of clinical and practice management software products to healthcare providers in targeted specialty markets. These products are designed to automate workflow, administrative, financial, and clinical information management functions of office-based physician practices, hospital-based physician practices, and large healthcare enterprises, clinics and organizations.
      Effective January 3, 2005, we changed our name from VitalWorks Inc. to AMICAS, Inc.
Industry Background
      The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $1.2 trillion, representing approximately 14% of the U.S. gross domestic product. Medical diagnostic imaging represents approximately $68 billion of healthcare spending in the U.S., second only to the prescription drug segment in overall medical spending. In the U.S., over 400 million diagnostic imaging procedures, such as general radiography, computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and mammography were performed in 2000 at an average cost of $169 per study, a $68 billion market. Of the 400 million procedures, 40% of these patient studies were available directly out of the scanner in a standard digital communications format known as DICOM. DICOM stands for digital imaging and communication in medicine. In 2000, of the $68 billion spent on medical imaging, $8 billion was devoted to managing images, mostly spent on buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems. To achieve cost savings, the healthcare industry is shifting towards the direct-to-digital segment, driving 15% annual growth in the DICOM standard digital format portion of the market. With costs estimated to double in the next five years, and with inefficiency due to unnecessary care and administration estimated at 25%, new solutions are needed. Continued improvement must now come by addressing the root cause of the remaining inefficiencies including a lack of comprehensive information technology and applications.
      Imaging diagnostic scanners have become more sophisticated and produce higher volume of high-quality images; these images aid early diagnosis and detection. Multi-slice and helical CT scanners, for example, output many more images per procedure, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. More images result in increased film costs, longer reading time for primary diagnosis and cumbersome management of the increasing volume of film. Advances in imaging diagnostic technologies, an aging population and a more health-conscious consumer are all contributing to increasing numbers of orders for diagnostic imaging procedures. This increased demand comes at a time when there is a shortage of radiologists. Therefore, hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. The current film-based practices, including the problem of lost and misplaced prior imaging studies, non-scalable methods for capturing orders, detailing accurate patient demographic information, scheduling appointments and resources, as well as coding and preparing billing and reimbursement data, cannot meet and address the new demands.
      In addition, the growing image management market is highly competitive. Independently-owned ambulatory imaging centers, or centers that are a part of a hospital’s strategic initiative, find it more compelling to acquire clinical, administrative and related financial solutions from a single source to ensure compatibility, integration and a lower total cost of ownership. This solution is referred to as RIS/ PACS. Traditionally, RIS or PACS vendors have serviced this market independently or through partnerships and alliances. Currently the trends are moving towards creating a single platform where both administrative and clinical functions are offered by a single vendor through an integrated solution.

      Within the next two years, industry experts predict that 20% to 40% of hospitals and imaging centers will adopt PACS to manage images and handle the workflow required to achieve efficiencies, from the receipt of an exam order all the way to producing and distributing radiology reports. The following table illustrates the anticipated adoption of PACS by hospitals and imaging centers.

					Imaging
		Hospitals		Total	Centers
	Total	with	Penetration	Imaging	With	Penetration
Year	Hospitals	PACS	Rate (%)	Centers	PACS	Rate (%)

2000	7,140	806	11.3	2,811	135	4.8
2001	7,111	916	12.9	2,926	173	5.9
2002	7,083	1,041	14.7	3,034	221	7.3
2003	7,040	1,249	17.7	3,150	280	8.9
2004	6,991	1,528	21.9	3,272	351	10.7
2005	6,942	1,829	26.3	3,407	435	12.8
2006	6,879	2,177	31.6	3,553	533	15.0
2007	6,824	2,564	37.6	3,716	647	17.4
2008	6,783	2,986	44.0	3,891	779	20.0
2009	6,742	3,472	51.5	4,074	941	23.1
2010	6,702	3,994	59.6	4,258	1,064	25.0
CAGR (2003-2010):	(0.7)%	18.1%	18.9%	4.4%	21.0%	15.9%
Hospital and Imaging Center PACS Penetration 2000 to 2010
Note: The base year is 2003.
Source: Frost & Sullivan
Business Strategy
      We are a leader in radiology and medical image and information management solutions. We employ industry-leading technologies and techniques and are committed to the highest levels of quality in our products, in our professional services, and in our technical support offerings.
      We believe that our target market offers significant potential opportunities represented by a large and growing market with a low penetration of image management systems. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum based on increasing sales, we believe that we are well-positioned to capitalize on the opportunities available today.
      Our target market is divided into two primary segments: ambulatory care facilities, which consist primarily of radiology group practices and imaging centers, and acute care facilities, which consist primarily of hospitals and integrated delivery networks (“IDNs”).
      In the ambulatory care segment, our Vision Seriestm products provide a complete, end-to-end solution for imaging centers and radiology group practices. We believe that we are the only major vendor in the ambulatory care segment that owns and directly offers all three core components of a comprehensive image and information management system: PACS, RIS, and radiology billing and financial management. These synergistic applications offer distributed image management, cohesive workflow and financial optimization for ambulatory care practices, which can no longer afford to remain competitive without the efficiencies offered by these integrated systems.
      In the acute care segment, we provide a fully-integrated, HIS/ RIS-independent PACS, featuring advanced enterprise workflow, tight HIS/ RIS/electronic medical record (“EMR”) integration, and a highly scalable design.
      Going forward, we plan to build upon and enhance the operating successes we have achieved in 2004 by expanding our product distribution as well as expanding our product offerings with related, complementary products, with the goal of further establishing ourselves as a single-vendor solution for image management-related needs in the healthcare information technology industry. We expect these solutions to enable our customers to achieve both filmless and paperless operations. We plan to achieve these objectives through a combination of organic expansion of existing operations, and with strategic partnerships and alliances. We may also consider selective acquisitions as a part of our corporate strategy. As we move forward, we intend to remain focused on delivering value to our customers and shareholders.
Products and Services
      We offer a comprehensive, integrated (yet modular) suite of RIS, PACS and financial software solutions to radiology healthcare providers in the ambulatory setting. These products are designed to automate image management, enterprise and center-wide workflow, administrative, financial, and clinical information management functions of radiology group practices, ambulatory care facilities, as well as single or multi-site imaging centers. Within acute care environments, particularly community hospitals, academic settings, and complex IDNs, we offer PACS solutions that enable filmless and paperless radiology operations, tight integration to multi-vendor HIS/ RIS/ EMR products, as well as multi-specialty PACS services supporting additional medical imaging disciplines (e.g., cardiology through a partnership) and emerging technologies such as 3D visualization.
      In addition to our products, we offer a suite of customized services, including workflow consulting, project management, software implementation, systems integration, training and ongoing technical support for our software applications. We encourage our customers to purchase appropriate levels of professional services to transform their practice from current levels of competence, in both systems and know-how, to a digital practice. Often, our customers find that the best path for clinical and business transformation involves incremental adoption of systems and know-how, where their final vision is attained through a well planned set of individually viable and valuable steps, going from little to no efficiency, to improved and optimized efficiency.
Vision Series Products
      Vision Series RIS. A Web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, transcription processing, report generation, as well as coding and preparing billing and reimbursement data.
      Vision Series PACS. A Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the entire healthcare enterprise. This system can scale from single radiologist staffed imaging centers, to distributed imaging center chains, to radiology group practices who read for hybrid environments comprised of both acute care and imaging centers, to rural community hospitals, to the largest acute care settings, managing hundreds of thousands of annual exams in large academic environments. The system includes advanced visualization and 3D capabilities, as well as an exclusive real-time workflow engine, RealTime Worklist, that allows for workflow customization and personalization for diverse clinical environments.
      Vision Series Document Management. A module of our Web-based system for capturing, digitizing and associating paper records with digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that needs to be integrated with the digital practice via an automated and workflow based system. This system enables our customers to move to paperless, as well as filmless operations, based upon our other Vision Series applications.
      Vision Series Financials. A comprehensive system of patient accounting modules, which facilitate expedient and compliant claims submission and payor follow-up. Vision Series Financials provides modules for billing, coding, insurance processing, accounts receivables, collection management, EDI, and patient statements, helping our customers increase collections and decrease costs, as well as providing the information needed for effective business management.

      EDI Services. Our core software products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements. We generate revenues by facilitating EDI transactions, currently processing in aggregate approximately five million EDI transactions each month. Current EDI offerings include:

•	Automated patient statement and collection letter processing services;

•	Automated appointment reminder notification;

•	Automated electronic submission of insurance claims and claims editing to include electronic remittance of insurance payments and automatic posting of explanation of benefits (EOB) data; and

•	Automated electronic access to insurance and managed care plans to determine a patient’s eligibility and covered benefits.
Professional Services: AMICAS Insight Servicestm
      We offer our professional services known as AMICAS Insight Services to provide additional customer services before, during and after the sale. We recognize that through a services offering and the use of intelligent software tools, customers can be more successful in realizing their goals and objectives. AMICAS Insight Services include project management, implementation, training, and support. We design these services based upon our customers’ needs and expectations around our products they have purchased. We utilize methodologies that are improved based upon our customer implementation experiences and utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits with our products in conjunction with our AMICAS Insight Services.
Insight Technical Support
      Software Support. Under the terms of our standard support agreement, our customers pay a periodic (e.g., monthly, quarterly, annually) support fee associated with the software modules. The support fee is generally a fixed percentage of the then-current list price of the licensed software at the time of contract signing. This support fee entitles the customer to technical support and software updates for their purchased modules, if and when available updates are released.
      Hardware Support. Customers may contract with us for maintenance of the hardware that runs their AMICAS software. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware support firms to provide a significant amount of our hardware support services.
      Our services organization in our continuing operations consisted of 112 employees as of December 31, 2004.
Future Products
      We continue to invest in research and development in order to refine and build out our suite of RIS, PACS, and financial applications within the Vision Series suite. We continue to extend the capabilities of the Vision Series through the addition of multi-specialty applications, both internally developed and with integrations to solutions offered by our corporate partners. We believe that these additional capabilities will provide competitive advantages for our customers, especially those in penetrated locales where competing providers may already have digital solutions. Some potential examples of these enhanced offerings are:

•	Extended functionality for referring physicians;

•	Cardiology PACS;

•	Integrated 3D visualization;

•	Primary interpretation of full field digital mammography (FFDM);

•	Paperless operations; and

•	Portable, handheld device access.
Research and Development
      Our development efforts are focused on new products using our Web-based platform, as well as maintaining the stability and competitiveness of our current product offerings. We augment our development staff with some third-party developers. Our research and development organization consisted of 89 employees in our continuing operations as of December 31, 2004.
      In 2004, 2003, and 2002, our research and development expenses were $9.5 million, $7.6 million, and $6.0 million, or 22.4%, 22.1% and 15.9% of total revenues, respectively. In addition, for 2003 and 2002, we incurred $.1 million and $4.3 million, respectively, of software development fees that we capitalized. There were no software development fees capitalized in 2004.
Sales and Marketing
      We market and sell our products in the United States primarily through a direct sales force, composed of 50 sales and marketing personnel in our continuing operations as of December 31, 2004. We have sales personnel located in our Daytona Beach, Florida and Boston, Massachusetts offices. We organize our sales force by region and market segment including acute and ambulatory care. All members of our sales organization participate in sales training, which enables them to understand the specialty-specific needs of our prospective customers.
      Within our existing customer base, we promote and sell system upgrades, product add-ons, ancillary products, support services, and EDI services. In addition, we target new customers principally through trade shows, direct mail campaigns, telemarketing, live seminars, Web-based seminars, and advertisements in various trade publications. Moreover, our senior personnel and members of management assist in sales and marketing initiatives to larger and more technically-advanced prospective customers. Sales cycles generally range from an average of three to four months, to as many as six months to two years for large-scale or multi-location systems.
      For each of the past three fiscal years, no single customer has accounted for more than 10% of total revenues.
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
      Some of our programs may have been delivered along with their applicable source code, which is protected by contractual provisions. In other cases, we have entered into source code escrow agreements with a limited number of our customers requiring release of source code under certain limited conditions, including any bankruptcy proceeding by or against us, cessation of our business, or our failure to meet our contractual obligations.
      We rely upon certain software that is licensed from third parties, including software that is integrated with some of our internally developed software and/or is used with some of our products to perform certain functions. In some cases, we private label third-party software for re-licensing. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms, which could adversely affect our business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by us with respect to our products, any parts thereof, or enhancements thereto.
      We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable perpetual license to our products and that contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.
Competition
      Our principal competitors include international, national, and regional clinical, practice management and image management system vendors including medical device and film manufacturers. We believe that the larger, international and national vendors are broadening their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	Product features and functionality;

•	Ongoing product enhancements;

•	Customer service, support, and satisfaction;

•	The reputation and stability of the vendor; and

•	Price.
      We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing, and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect to face additional competition as other established and emerging companies enter into the clinical and practice management software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows, and financial condition.
      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software and complementary products, which would materially and adversely affect our business, operating results, cash flows, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, cash flows, and financial condition.
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

•	Security that requires both user IDs and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

•	Encryption of data relating to our application service provider, or ASP, applications transmitted over the Internet; and

•	Use of a mechanism for preventing unauthorized access to private data resources on our internal network and our ASP applications, commonly referred to as a “firewall.”
      The level of data encryption used by our products is in compliance with the encryption guidelines set forth in rules regarding security and electronic signature standards in connection with HIPAA (see “Healthcare Regulation” below). We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.
      Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

•	Using individual network user IDs and passwords for each employee handling electronic data within our internal network; and

•	Requiring each employee to sign an agreement to comply with all Company policies, including our policy regarding the handling of confidential information.
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
      The healthcare laws most relevant to our business are:
      Health Insurance Portability and Accountability Act of 1996, or HIPAA. The administrative simplification provisions of HIPAA and the various regulations which have been proposed and enacted to implement the administrative simplification provisions, include five healthcare-related standards governing, among other things:

•	Electronic transactions involving healthcare information;

•	Privacy of individually identifiable health information; and

•	Security of healthcare information and electronic signatures.
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
      The security regulations enacted pursuant to HIPAA establishing security and electronic HIPAA signature standards were effective April 21, 2003, and most covered entities will have until April 21, 2005 to comply with the standards. The regulations require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services, and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of protected health information and requiring implementation of specified security measures.
      Overall, HIPAA has required and may continue to require substantial changes to many of our applications, services, policies, and procedures that obligate us to make significant financial investments, and may require us to charge higher prices to our customers and may also affect our customers’ purchasing practices.
      See further discussion regarding HIPAA below in “Forward-Looking Statements and Risk Factors That May Affect Future Results.”
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
      FDA. The Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or if in the future we expanded our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with such FDA requirements would most likely be substantial. Application of the approval or clearance requirements would create delays in marketing, and the FDA would require supplemental filings or object to certain of these products. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could create legal and operational risks and could have a material adverse effect on us. We have an active program in place that we believe reduces the risk of such occurrence.
      The Federal Anti-Kickback Law. The federal Anti-Kickback Law includes a prohibition against the direct or indirect payment or receipt of any remuneration in order to induce the referral of business or patients reimbursable under Medicare, Medicaid and certain other federal healthcare programs. Violations of the federal Anti-Kickback Law may result in criminal liability, a felony conviction punishable by a maximum fine of $125,000, imprisonment up to five years, or both, exclusion from the government programs, and civil monetary sanctions. Many states also have similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare or Medicaid. The Federal Anti-Kickback Law has been in effect since 1977 and applies broadly to all kinds of providers and suppliers. Enforcement is under the authority of the Office Inspector General and the United States Department of Justice. If the activities of a customer of ours or other entity with which we have a business relationship were found to violate the Federal Anti-Kickback Law or other similar anti-kickback or anti-referral laws, and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly and willfully participated in such activities, we could be subject to sanction or liability under such laws.
      Stark Law. The federal Stark Law restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. Penalties for violations include denial of payment, mandatory refund of any payments previously received, civil money penalties of up to $15,000 per prohibited referral, and exclusion from the Medicare and Medicaid programs. In addition, so-called “circumvention schemes” are punishable by civil money penalties of up to $100,000 per scheme. If the activities of a customer of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.
      The Federal Civil False Claims Act and the Medicare/ Medicaid Civil Money Penalties. Federal regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil penalties, including treble damages. In addition, Medicare, Medicaid and federal statutes provide for criminal penalties for such false claims. The government does not have to prove specific intent to establish a false claim. Those who act with “reckless disregard” or “deliberate ignorance” of the facts can be held liable for violations of this statute. If, during the course of providing services to our customers, we provide assistance with the filing of such claims, and if we were found to have knowingly participated, or participated with reckless disregard in such activities, we could be subject to sanction or liability under such laws.
Employees
      As of December 31, 2004, we employed 316 persons in our continuing operations, including 50 in sales and marketing, 112 in customer support and services, 89 in research and development and 65 in finance and senior management, administration, human resources, and information technology. Including the Medical Division, as of December 31, 2004 we employed 724 persons, including 103 in sales and marketing, 335 in customer support and services, 178 in research and development, and 108 in finance and senior management, administration, human resources, and information technology. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
      Our executive officers are:

Stephen N. Kahane
      Stephen N. Kahane, M.D., M.S., age 47, has served as our President and Chief Executive Officer since September 2004 and as a director since March 2001. From March 2001 until August 2004, Dr. Kahane served as our Vice Chairman and Chief Strategy Officer. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer of our medical software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Joseph D. Hill
      Joseph D. Hill, age 42, has served as our Senior Vice President and Chief Financial Officer since October 2004. Prior to this, from April 2003 until March 2004, Mr. Hill served as Vice President and Chief Financial Officer of Dirig Software, an application performance management solutions provider based in Nashua, New Hampshire. In February 2004, Dirig Software was acquired by Allen Systems Group of Naples, Florida. From August 2000 until June 2002, Mr. Hill served as Vice President and Chief Financial Officer of Maconomy Corporation, a Web-based business management solutions provider with headquarters in Copenhagen, Denmark and Marlborough, Massachusetts. Prior to joining Maconomy, Mr. Hill was Vice President and Chief Financial Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999.

Hamid Tabatabaie
      Hamid Tabatabaie, age 43, has served as our Senior Vice President, Product and Services, since January 2005. From 1999 until January 2005, Mr. Tabatabaie served as Chief Executive Officer of Amicas PACS. Prior to joining Amicas PACS, he was Vice President of Sales and Marketing for HealthGate Data Corp., a provider of Web medical content. He came to HealthGate via System Architects Inc., a patient educational interaction and entertainment company that he founded, which was later acquired by HealthGate in April 1998. From 1993 to 1997, Mr. Tabatabaie was founder and Chief Executive Officer of System Concepts Associates, a healthcare information systems consulting and integration company that merged with Multimedia Medical Systems. Prior to that, he served as director of the healthcare division of Data General Corporation.

Stephen Hicks
      Stephen Hicks, age 46, has served as our Vice President and General Counsel since March 2001. He was Vice President of our medical software division between August 2000 and March 2001. Prior to joining us, he was First Deputy Commissioner at the New York State Division of Housing from January 1999, and worked from February 1995 to December 1998 on the executive staff of Dennis C. Vacco, the New York State Attorney General. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.
Medical Division Sale
      On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together, the Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. The sale of our Medical Division will allow us to focus on our radiology business. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We expect to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. In the first quarter of 2005, we also expect to record a net gain on the sale of $45.6 million (net of income taxes of $35 million).
      In connection with the Asset Sale, we entered into a Transition Services Agreement on January 3, 2005. Pursuant to the Transition Services Agreement, in exchange for specified fees, we will provide to Cerner services including accounting, tax, information technology, customer support, and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of these services that we will provide extend through December 31, 2005. Certain of the Cerner-provided services extend through March 31, 2009.
      In connection with the Purchase Agreement, each company has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. For a period of five years from the closing date we cannot, except for certain limited situations, compete with the Medical Division, and we cannot induce a Medical Division customer or prospect from terminating its relationship with Cerner. In addition, for a period of five years from closing we cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and are prohibited from hiring certain specified former Medical Division employees.
PracticeWorks Distribution and Tax Disaffiliation Agreement
      On March 5, 2001, or the Distribution Date, we completed the Distribution of PracticeWorks to our stockholders in a tax-free distribution. The spin-off of PracticeWorks was affected by way of a pro rata dividend of all of the issued and outstanding shares of common stock of PracticeWorks to our stockholders of record as of February 21, 2001. This resulted in PracticeWorks becoming an independent, publicly-traded company. Immediately prior to the Distribution, we effectively transferred to PracticeWorks the division’s assets and liabilities and, thereby, distributed $28.5 million of net assets, as adjusted, in connection with the spin-off. Our stockholders received one share of PracticeWorks common stock for every four shares of our common stock owned as of the record date. No proceeds were received by us in connection with the Distribution.
      For purposes of governing certain of the ongoing relationships between PracticeWorks and us, and to provide for an orderly transition to the status of two independent companies, we and PracticeWorks entered into various agreements. Among other things, these agreements continued or continue to define the ongoing relationship between the parties since the Distribution. Because these agreements were negotiated while PracticeWorks was a wholly-owned subsidiary of ours, they were not the result of negotiations between independent parties, although we and PracticeWorks set pricing terms for interim services believed to be comparable to what would have been achieved through arm’s-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions were entered into between PracticeWorks and us and such agreements and transactions were determined through arm’s-length negotiations. In connection with the Distribution, each company has indemnified the other, and either may incur obligations with respect to certain representations, warranties, commitments, and/or contingencies of the other entered into on or prior to the Distribution Date. A brief description of a material agreement which still applies follows:
      We and PracticeWorks entered into the Tax Disaffiliation Agreement on the Distribution Date which identifies each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local, or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the handling of Internal Revenue Service matters and other audits. Under the Tax Disaffiliation Agreement, PracticeWorks or its successors will indemnify us for any tax liability attributable to PracticeWorks or its affiliates for any period. PracticeWorks or its successors will also indemnify us for all taxes and liabilities incurred solely because (i) PracticeWorks breaches a representation or covenant given to the law firm King & Spalding LLP in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by PracticeWorks or any affiliate of PracticeWorks contributes to an Internal Revenue Service determination that the Distribution was not tax-free. We will indemnify PracticeWorks for all taxes and liabilities incurred solely because (i) we breach a representation or covenant given to King & Spalding LLP in connection with rendering its tax opinion in the Distribution, which breach contributes to an Internal Revenue Service determination that the Distribution was not tax-free, or (ii) a post-Distribution action or omission by us or any affiliate contributes to an Internal Revenue Service determination that the Distribution was not tax-free. If the Internal Revenue Service determines that the Distribution was not tax-free for any other reason, we, and PracticeWorks or its successors will indemnify each other against 50% of all taxes and liabilities.

      PracticeWorks or its successors will also indemnify us for any taxes resulting from any internal realignment undertaken to facilitate the Distribution on or before the Distribution Date.
Forward-Looking Statements and Risk Factors That May Affect Future Results
      Our disclosure and analysis in this Annual Report on Form 10-K contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding the potential results of our acquisition of Amicas PACS and the effects on our operations of the Asset Sale are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
      We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected by our forward-looking statements. You should bear this in mind as you consider forward-looking statements.
      We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.
      Our operating results will vary significantly from quarter to quarter and from year to year. We had a net loss of $(12.5) million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $(26.5) million and $(10.7) million, respectively, for the years ended December 31, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
      Our operating results have been and/or may be influenced significantly by factors such as:

•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.
      Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS® Vision Seriestm PACS, and our radiology information system, Vision Seriestm RIS, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

Our future success is dependent in large part on the success of our current products.
      In the first quarter of 2005 we sold our Medical Division, which represented 63%, 69%, and 67% of our total revenues in 2004, 2003 and 2002, respectively. We have devoted substantial resources to the development and marketing of our current products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our PACS and RIS solutions.

We may fail to realize the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS.
      Our expectations with regard to the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS are subject to significant risks and uncertainties including:

•	our ability to retain Amicas PACS key personnel or integrate them into our operations. In particular, the loss of these employees would compromise the value of the Amicas PACS client base and/or its software products and technologies;

•	our ability to integrate the RIS and PACS products as may be, and/or to the extent, required by the marketplace, including our ability to deliver the related professional services;

•	our ability to sell Amicas PACS products and services into the imaging center market, including to our existing radiology customers;

•	our ability to execute on our strategy and realize our revenue goals and control costs and expenses relating to the acquisition;

•	our ability to coordinate the business cultures of the two organizations;

•	the integrity of the intellectual property of Amicas PACS; and

•	continued compliance with all government laws, rules and regulations for all applicable products.

If our new products, including product upgrades, and services do not achieve sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.
      The success of our business will depend in large part on the market acceptance of:

•	new products and services, such as our medical image management systems and our radiology information system, or RIS, existing products and services; and

•	enhancements to our existing products and services.
      There can be no assurance that our customers will accept any of these products, product upgrades, or services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades, or services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades, or services could have a material adverse effect on our business.
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
      If we are unable to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If new software sales do not materialize, our maintenance and electronic data interchange, or EDI, services revenues can be expected to decrease over time due to the combined effects of attrition of existing customers and a shortfall in new client additions.

Our business could suffer if our products and services contain errors, experience failures, result in loss of our customers’ data or do not meet customer expectations.
      The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior, current or future versions, or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially with respect to our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical, diagnostic, or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could materially adversely affect our business, revenues, operating results, cash flows and financial condition.

Our competitive position could be significantly harmed if we fail to protect our intellectual property rights from third-party challenges.
      Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, trademark, and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Most of our software technology is not patented and existing copyright laws offer only limited practical protection. In addition, prior to 2002 we did not generally enter into confidentiality agreements with our employees. Our practice is to require all new employees to sign a confidentiality agreement and most of our employees have done so. However, not all existing employees have signed confidentiality agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.
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

Intellectual property infringement claims against us could be costly to defend and could divert our management’s attention away from our business.
      As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we may become increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, can be time-consuming and expensive to defend. Infringement claims may also divert our management’s attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us were to be successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations could be harmed.

We may undertake additional acquisitions, which may involve significant uncertainties and may increase costs, divert management resources from our core business activities, or we may fail to realize anticipated benefits of such acquisitions.
      We may undertake additional acquisitions if we identify companies with desirable applications, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain acquired companies’ personnel or integrate them into our operations, the value of the acquired products, technology, and/or client base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

•	our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired business had established relationships;

•	diversion of our management’s attention from our existing business;

•	potential conflicts in customer and supplier relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures;

•	dilution to existing stockholders if we issue equity securities in connection with acquisitions;

•	assumption of liabilities or other obligations in connection with the acquisition; and

•	compliance with regulatory requirements.
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
      The information management technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

•	develop new or enhance existing products and services to meet our customers’ changing needs in a timely and cost-effective way; and

•	respond effectively to technological changes, new product offerings, product enhancements and new services of our competitors.
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
      We rely on third parties to provide certain services and products critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending against and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

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

FDA
      The Food and Drug Administration, or FDA, is responsible for ensuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or, if in the future we were to expand our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with FDA requirements would most likely be substantial. Application of the approval or clearance requirements would create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. In addition, we are subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake specific actions to further comply with the Federal Food, Drug and Cosmetic Act, its amendments and any other applicable regulatory requirements. The FDA has available several enforcement tools, including product recalls, seizures, injunctions, civil fines and/or criminal prosecutions. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could have a material adverse effect on our business, revenues, operating results, cash flows, and financial condition.

Changes in state and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use our services.
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

•	product features and functionality;

•	customer service, support and satisfaction;

•	price;

•	ongoing product enhancements; and

•	vendor reputation and stability.
      We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows, and financial condition.
      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their abilities to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software and complementary products, which would materially adversely affect our business, operating results, cash flows and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and our failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.

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
      We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. We rely on numerous third-party products that are made part of our software offerings and/or that we resell. Although other vendors are available in the marketplace to provide these products and services, it would take time to switch suppliers. If these suppliers were unable or unwilling to perform such services, provide their products or if the quality of these services or products declined, it could have a negative impact on customer satisfaction and result in a decrease in our revenues, cash flows, and operating results.

Our systems may be vulnerable to security breaches and viruses.
      The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Some of our customers have had their use of our software significantly impacted by computer viruses. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our customers’, operations. In addition, our EDI and Internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers causing them to seek out other vendors, and/or damage our reputation in the market making it difficult to obtain new customers.

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

We may be subject to product related liability lawsuits.
      Our software is used by healthcare providers in providing care to patients. Although no product liability lawsuits have been brought against us to date related to the use of our software solutions, such lawsuits may be made against us in the future. We maintain product liability insurance coverage in an amount that we believe is adequate; such coverage may not be adequate or such coverage may not continue to remain available on acceptable terms, if at all. A successful lawsuit brought against us, which is uninsured or underinsured, could materially harm our business and financial condition.

We may be exposed to credit risks of our customers.
      We recorded revenues from continuing operations of $42.3 million in 2004 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our customers would not have an adverse impact on our results of operations, financial condition or cash flow from operations.

Our future success depends on our ability to successfully develop new products and adapt to new technology change.
      To remain competitive, we will need to develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. Our products are complex and may contain errors. Errors in products will require us to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to our reputation, or increased service and warranty costs which would have an adverse effect on financial performance.
* * * * *
Access to Our Filings with the Securities and Exchange Commission
      Our Internet address is www.amicas.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission.
      Our code of business conduct and ethics and the charters of the Audit Committee and Nominating and Corporate Governance Committee of our board of directors are available on the corporate governance section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Suite 200, Boston, MA 02135-2040.

Item 2.	Properties
      We currently occupy and lease three facilities in our continuing operations. These facilities are located in: Boston, Massachusetts; Daytona Beach, Florida; and Ridgefield, Connecticut. In December 2004, we relocated our headquarters to Boston, Massachusetts. In March 2005, we entered into subleases for additional office space at our Boston headquarters. See Note N of the accompanying financial statements for additional details. We plan to exit our Ridgefield, Connecticut office, which served as our previous headquarters, in the second quarter of 2005. Our Ridgefield, Connecticut office lease, which we do not intend to renew, expires on December 31, 2005. If we require additional space in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms as needed. Leases for our Medical Division facilities were assigned to Cerner in connection with the Asset Sale in January 2005.

Item 3.	Legal Proceedings
      From time to time, in the normal course of business, various claims are made against us. Except for the proceeding described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. These motions are now fully submitted.
      While management believes that we have meritorious defenses in the foregoing pending matter and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of this matter is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).
      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $.5 million in 2005. This amount was accrued at December 31, 2004.
      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of the Company during the class period of January 24, 2002 to October 23, 2002. The defendants were the Company and three of our individual officers and directors. Plaintiffs had asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants were alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleged that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs, as well as other relief the Court may deem just and proper were sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). In a decision entered on October 1, 2004, United States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants. No appeal of this decision was filed and the statutory time period to file an appeal has expired.

Item 4.	Submission of Matters to a Vote of Security Holders
      In the fourth quarter of the year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Effective January 4, 2005, we changed our trading symbol on the NASDAQ National Market to “AMCS.” From March 6, 2001 until January 3, 2005, our common stock was traded on the NASDAQ National Market under the trading symbol “VWKS.” From January 29, 1999 until March 5, 2001, our common stock was traded on the NASDAQ National Market under the trading symbol “INCX.” From July 10, 1997 until January 29, 1999, our common stock was traded on the American Stock Exchange under the symbol “INC.” On March 23, 2005, the last reported sale price of our common stock on the NASDAQ National Market was $3.85 and there were 1,250 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the periods indicated, as reported on the NASDAQ National Market.

Year Ended December 31, 2003	High	Low

First Quarter	$4.39	$3.60
Second Quarter	4.02	3.26
Third Quarter	5.73	3.56
Fourth Quarter	5.89	4.21

Year Ended December 31, 2004	High	Low

First Quarter	$5.16	$3.40
Second Quarter	4.45	3.20
Third Quarter	3.94	2.91
Fourth Quarter	4.50	3.36

2005	High	Low

First Quarter (through March 23)	$4.60	$3.65
      Dividend Policies. We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. In addition, our credit agreement with Wells Fargo Foothill, Inc., a wholly-owned subsidiary of Wells Fargo & Company, which was terminated on January 3, 2005, prohibited payment of dividends.
      Sales of Unregistered Shares. In January 2004, we issued 4,240 unregistered shares of our common stock. These shares were issued in connection with the exercise of outstanding warrants. The unregistered shares were issued in reliance upon the exemption from registration under Section 3 (a) (9) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data(a)(b)
Revenues
Maintenance and services	$29,543	$24,534	$25,005	$26,309	$24,552
Software licenses and system sales	12,776	9,677	13,046	9,052	10,204

Total revenues	42,319	34,211	38,051	35,361	34,756

Costs and expenses
Cost of revenues:
Maintenance and services	5,890	5,751	5,407	4,904	4,860
Software licenses and system sales, includes amortization of software costs of $3,178 in 2004, $1,873 in 2003 and $911 in 2002	6,154	5,147	4,518	3,330	2,851
Impairment of capitalized software	3,229	490
Selling, general and administrative	32,994	22,825	22,547	28,553	34,066
Research and development	9,488	7,565	6,041	3,658	4,662
Depreciation and amortization	1,968	1,331	1,439	6,717	8,157
Settlements, severance and impairment charges and charge (credit) for loan losses	5,730		(6,000)	9,627	6,632
Acquired in-process technology		750
Restructuring costs (credits)	(155)		(501)	(425)	9,338

	65,298	43,859	33,451	56,364	70,566

Operating income (loss)	(22,979)	(9,648)	4,600	(21,003)	(35,810)
Interest expense, net	(1,336)	(876)	(447)	(3,170)	(2,973)

Income (loss) from continuing operations, before income taxes	(24,315)	(10,524)	4,153	(24,173)	(38,783)
Provision (benefit) for income taxes	2,200	200	162		(9,843)

Income (loss) from continuing operations	(26,515)	(10,724)	3,991	(24,173)	(28,940)
Income (loss) from discontinued operations, net of (benefit) provision for income taxes	14,058	18,687	20,159	(3,647)	(49,173)

Net income (loss)	$(12,457)	$7,963	$24,150	$(27,820)	$(78,113)

Earnings (loss) per share — basic
Continuing operations	$(0.61)	$(0.25)	$0.10	$(0.65)	$(0.86)
Discontinued operations	0.32	0.43	0.48	(0.10)	(1.47)

	$(0.29)	$0.18	$0.58	$(0.74)	$(2.33)

Earnings (loss) per share — diluted
Continuing operations	$(0.61)	$(0.25)	$0.08	$(0.65)	$(0.86)
Discontinued operations	0.32	0.43	0.41	(0.10)	(1.47)

	$(0.29)	$0.18	$0.49	$(0.74)	$(2.33)

Cash provided by operating activities(c)	$4,735	$2,180	$20,758	$18,230	$12,756

(a)	On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly Amicas, Inc., a developer of Web-based diagnostic image management software solutions. Our 2003 statement of operations include only one month of operating results of Amicas PACS and our 2002, 2001 and 2000 statements of operations do not include operating results of Amicas PACS.

(b)	The consolidated statement of operations for the year ended December 31, 2004 has been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations.

(c)	Includes operating activities of the Medical Division for all periods presented.

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$12,634	$20,128	$39,474	$12,988	$5,969
Working capital (deficit)	19,968	9,548	27,220	(914)	(11,144)
Total assets	133,886	132,576	117,131	92,949	145,994
Total long-term debt	28,674	29,757	18,941	30,553	37,784
Convertible, redeemable preferred stock issuable					10,000
Stockholders’ equity	64,655	70,662	60,433	26,060	58,450

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors That May Affect Future Results
      Our management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding the results of our acquisition of Amicas PACS and the effects on our operations of the Asset Sale are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
      We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected by our forward-looking statements.
Overview
      AMICAS, Inc. is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, HIS/ RIS-independent PACS, featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Servicestm, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.
      Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 56% of our total revenues were of a recurring nature in 2004 and 2003.
      On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together the Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As a result of this transaction, the December 31, 2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We expect to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. We also expect to record a net gain on the sale of $45.6 million (net of income taxes of $35 million) in the first quarter of 2005.
      On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill, Inc. of approximately $23.2 million and the credit facility was terminated.
      On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc., a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. We financed $15 million of the purchase price through the use of our credit line. The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In addition, we assumed incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. On December 9, 2004, the November 25, 2003 merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that we will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Former Amicas PACS stockholders received or will receive a total of $10.0 million, to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004; $3.3 million will be paid on April 2, 2005; and $2.3 million will be paid on the earlier of (i) December 31, 2005 or (ii) within two business days after the end of any fiscal quarter during which our cash and cash equivalents balance exceeds $30.0 million. Certain Amicas PACS employees received or will receive a total of up to $4.5 million in satisfaction of certain obligations under Amicas PACS bonus plan, paid or to be paid in the following manner: approximately $2.2 million was paid in December 2004 and in January 2005, and up to $2.2 million will be paid on December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. The additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recognized as additional goodwill. In 2004, approximately $2.4 million was recognized as expense for amounts paid, or to be paid, under the Amicas PACS bonus plan. In 2004, we also recorded a note payable of $5.6 million in connection with the payments due to the former Amicas PACS stockholders in 2005. The addition of Amicas PACS provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management). Our 2003 results of operations include only one month of operating results of Amicas PACS. For the month of December 2003, Amicas PACS had total revenues of $.7 million, and a net loss of $(1.4) million which included a charge of $.8 million for acquired in-process technology, and depreciation and amortization expense of $.2 million.
RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Maintenance and services	$29,543	20.4%	$24,534	(1.9)%	$25,005
Percentage of total revenues	69.8%		71.7%		65.7%

Software licenses and system sales	$12,776	32.0%	$9,677	(25.8)%	$13,046
Percentage of total revenues	30.2%		28.3%		34.3%

      The increase in maintenance and services revenues in 2004 is primarily attributable to the Amicas PACS acquisition in November 2003, which represents a $5.9 million increase in maintenance and services revenues, and a $1.0 million increase in EDI service revenues. These increases were partially offset by a decline in implementation and training services revenues of $1.6 million primarily relating to HIPAA-compliance services and a decline in maintenance revenues of $.3 million relating to customers that elected to not continue their maintenance support contracts. The HIPAA service revenues relate to the government’s October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA-related services are no longer required.
      The decline in maintenance and services revenues in 2003 is attributable to the loss of rental revenue of $.8 million due to the sale of a former headquarters building in August 2002 from which we derived rental income from our tenants, and a decline in maintenance revenues of $.4 million relating to customers that elected to not continue their maintenance support contracts. These decreases were partially offset by an increase in implementation and training services revenues of $.7 million. This increase is comprised of HIPAA-compliance implementation and training services revenues of $1.4 million partially offset by a decline in other implementation and training services revenues of $.7 million relating to product sales that were down 25.8% in 2003.
      Software license and system revenues rose for 2004 primarily due to the Amicas PACS acquisition in November 2003, which represents a $4.7 million increase in software license and system revenues, including $.8 million of term-license arrangements that were converted to perpetual licenses during 2004. This increase was partially offset by a decline in the number of license and systems sold (unit volume versus, for example, price decreases). In 2003, software license and system revenues declined primarily as a result of a decrease in the number of license and systems sold.

Cost of Revenues

	Year Ended December 31,

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Maintenance and services	$5,890	2.4%	$5,751	6.4%	$5,407
Percentage of maintenance and services revenues	19.9%		23.4%		21.6%

Software licenses and system sales	$6,154	19.6%	$5,147	13.9%	$4,518
Percentage of software licenses and system sales	48.2%		53.2%		34.6%

      Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The increase in 2004 is primarily attributable to the Amicas PACS acquisition in November 2003, which represents a $.4 million increase, partially offset by a decline in implementation and training costs of $.3 million. The increase in 2003 principally reflects the increased use of third parties for implementation and training services.
      Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software and amortization of software product costs. The increase in 2004 is due to an increase in amortization of software costs of $1.3 million primarily relating to acquired software of Amicas PACS and additional software royalties of $.7 million. These increases were partially offset by a decline in computer hardware costs of $1.0 million due to a decrease in computer hardware sales. The increase in 2003 is largely attributable to an increase in amortization of software costs of $1.0 million. This increase was partially offset by a decrease in computer hardware costs of $.4 million due to a decline in computer hardware sales.
      In 2004, we recorded a charge of $3.2 million relating to the impairment of capitalized software costs for our RIS product. The entire balance of the capitalized software costs related to our RIS product was written-off and therefore there will be no further amortization of the RIS capitalized software costs. In 2003, we also recorded an impairment charge of $.5 million relating to a medical image distribution product that was abandoned in favor of a comparable solution offered by Amicas PACS.

Operating Expenses

	Year Ended December 31,

	2004	Change	2003	Change	2002

		(Dollars in thousands)
Selling, general and administrative	$32,994	44.6%	$22,825	1.2%	$22,547
Percentage of total revenues	78.0%		66.7%		59.3%

Research and development	$9,488	25.4%	$7,565	25.2%	$6,041
Percentage of total revenues	22.4%		22.1%		15.9%

Depreciation and amortization	$1,968	47.9%	$1,331	(7.5)%	$1,439
Percentage of total revenues	4.7%		3.9%		3.8%

      Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The increase in 2004 is primarily due to the inclusion of Amicas PACS expenses of $7.2 million, as well as increases in travel costs of $.8 million, fixed compensation expense of $.7 million, and to a lesser extent, marketing. In addition, the amount for 2003 includes a credit of $.5 million that reflects the favorable resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997 and a gain of $.4 million relating to the sale of our former headquarters building.
      In 2003, the slight increase in selling, general and administrative expenses was primarily due to an increase in fixed compensation expense of $1.2 million ($.3 million from Amicas PACS), as well as additional costs for legal fees of $.8 million, marketing of $.3 million and $.2 million each for insurance, professional fees and temporary labor. The increase in fixed compensation is mainly due to an increase in our employee base. These increases were mostly offset by decreases in variable compensation expense of $1.3 million and bad debt expense of $.5 million and the $.9 million of credits discussed above.
      The increase in research and development expenses in 2004 is mainly attributable to additional personnel costs relating to the inclusion of Amicas PACS of $3.0 million. This increase was partially offset by a decline in third-party software developer fees of $.9 million. In addition, for 2003 and 2002, we capitalized $.1 million, and $4.3 million (or 1.0% and 41.3% of total research and development expenditures) of software development fees. There were no capitalized software development fees in 2004. The amounts capitalized in 2003 and 2002 related to our development of Web-based applications including our radiology information system, or RIS. As noted above, we wrote-off the remaining balance of capitalized software costs for our RIS product in 2004.
      The increase in depreciation and amortization expense in 2004 primarily reflects the depreciation and amortization of certain intangible assets and property and equipment from the November 2003 acquisition of Amicas PACS. The decline in 2003 reflects the fact that certain assets became fully depreciated in 2002.
      Settlements, severance and impairment charges and credit for loan losses. In 2004, we recognized expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, we recognized $2.4 million of expense for amounts paid, or to be paid, to certain Amicas PACS employees under the Amicas PACS bonus plan. We expect to recognize approximately $2 million of expense in 2005 for additional amounts to be paid under the Amicas PACS bonus plan. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us.

•	Severance re: corporate headquarters relocation. We recorded severance-related costs of $1.3 million, including executive-related severance costs of $.4 million. In December 2004, we relocated our corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004, we notified 57 of our employees that, in connection with the relocation of our corporate headquarters, their employment would be terminated under a plan of termination. We expect to complete the transition by June 30, 2005 and to record an additional $.8 million for the relocation costs, primarily in the first quarter of 2005.

•	Other impairment charge. We recorded an impairment charge of $1.2 million to write-down our enterprise resource planning software, or ERP, relating to our decision to cease using a portion of our ERP. This decision was due to the downsizing of our business as a result of the Medical Division sale.

•	Settlement of litigation. We recorded costs of $.8 million relating to the settlement of litigation. In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleged that in 2001, we received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to us. We agreed to settle this matter in March 2004 and paid $.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $.5 million in 2005. This amount was accrued at December 31, 2004.
      In 2002, we received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from us, including interest. Consequently, we recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001.
      Acquired in-process technology. In connection with the acquisition of Amicas PACS, we acquired and identified in the purchase price allocation approximately $.8 million of in-process technology. This intangible asset was subsequently written-off in the fourth quarter of 2003.
      Restructuring credits. In 2004, we recognized credits of $.2 million reflecting a savings from our original estimate in connection with the early termination of one office lease and the sublease of a second office lease for facilities closed as part of a restructuring plan announced in 2000. In 2002, we recognized a credit of $.5 million reflecting a savings in connection with the early termination of an office lease for a facility closed as part of the 2000 restructuring plan.

Interest Income (Expense)

	Year Ended December 31,

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Interest income	$163	(40.3)%	$273	(81.6)%	$1,480
Interest expense	(1,499)	30.5%	(1,149)	(40.4)%	(1,927)

      The decrease in interest income from 2003 to 2004 is primarily due to reduced average cash balances. The decrease in interest income from 2002 to 2003 is primarily due to the interest income recognized in 2002 in connection with the recovery of the notes receivable from former officers.
      Interest expense consists primarily of interest costs incurred in connection with our outstanding term and real estate mortgage loans. As of August 2002, the mortgage loans were repaid in full. In 2004, the increase relates to the $15.0 million we borrowed in November 2003 in connection with the acquisition of Amicas

PACS. The decrease in interest expense in 2003 is due to a decline in the average outstanding principal balance and associated interest rate under our credit facility.
      On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and our credit facility was terminated. Additionally, in conjunction with the early pay-off of the credit facility, we expect to write-off approximately $.7 million of previously capitalized deferred financing costs.

Income Taxes
      For 2004, 2003 and 2002, we recorded income tax provisions of $2.2 million, $.2 million and $.2 million, respectively. In addition, in 2004 we recorded a $3.4 million income tax benefit to additional paid-in capital in connection with net operating loss carryforwards attributed to the exercise of employee stock options.
      Management had assessed the recoverability of our deferred tax assets of $63.4 million and as a result of this assessment, we recorded a valuation allowance of $27.2 million as of December 31, 2004, to, along with deferred tax liabilities of $8.0 million, reduce the net deferred tax asset to $28.2 million. We believe that we will utilize approximately $28.2 million of our deferred tax asset in connection with the gain from the Asset Sale in January 2005.
      In addition to the tax effect of income from discontinued operations, the provision for income taxes differed significantly from the amounts computed by applying the statutory U.S federal income tax rate to the income (loss) from continuing operations. In 2004, the difference was caused primarily by a charge of $5.5 million to reduce the net deferred tax asset to an amount which management believes is more likely than not to be realized. In 2003 and 2002, the difference was caused by the income tax benefit recognized of $3.5 million and $9.6 million, respectively, from a decrease in the valuation allowance which was primarily attributed to the utilization of net operating loss carryforwards. We expect an income tax provision of approximately $35 million in 2005 in connection with the gain from the Medical Division Asset Sale.

Income from Discontinued Operations
      Discontinued operations represent the results of our Medical Division through December 31, 2004. On January 3, 2005 we completed the sale of our Medical Division to Cerner Corporation. For 2004, 2003, and 2002 our income from discontinued operations was $14.1 million, $18.7 million and $20.2 million, respectively. The $4.6 million decrease in income from discontinued operations from 2003 to 2004 is due primarily to a $6.2 million decrease in total revenues, partially offset by a decrease in expenses of $1.6 million. The decrease in revenues is due to declines in maintenance and services revenues of $4.2 million, primarily due to a decline in implementation and training services revenues relating to HIPAA-compliance services, and software licenses and system sales revenues of $2.0 million due to a decrease in the number of licenses sold. The decrease in expenses is due primarily to a decrease in the total cost of revenues of $2.2 million which reflects the decrease in revenues noted above, partially offset by $.6 million of professional services fees relating to the Asset Sale recorded in discontinued operations in 2004.
      Income from discontinued operations decreased by $1.5 million from 2002 to 2003. Total revenues increased by $.5 million, with a $3.5 million increase in maintenance and services revenues mostly offset by a $3.0 million decrease in software licenses and system sales revenues. Expenses increased by $2.0 million mainly due to increases in selling, general and administrative expenses of $1.0 million and research and development expenses of $.8 million. For further details regarding the sale of the Medical Division, see Note C of the accompanying financial statements.
LIQUIDITY AND CAPITAL RESOURCES
      To date, we have financed our business through positive cash flows from operations and proceeds from the issuance of common stock and long-term borrowings. For 2004, 2003 and 2002, we generated positive cash flows from operations of $4.7 million, $2.2 million and $20.8 million, respectively. The decline from 2002 to 2003 primarily reflects the decrease in software sales and the increases in research and development and selling, general and administrative expenses (discussed above), as well as our payment to NDC (discussed below).
      Days sales outstanding (calculated as accounts receivable, net of allowances less receivables included in deferred revenues, divided by quarterly revenues multiplied by 90 days) was 42 days for the fourth quarter of 2004, on a continuing operations basis, up from 39 days for the September 2004 quarter. Assuming that we sell more of our products and services to hospitals, we would expect this trend to continue.
      Investing activities for 2004 resulted in a use of cash of $7.5 million. This total includes $3.7 million used for additional consideration paid to settle the earn-out provisions relating to the acquisition of Amicas PACS, $2.2 million used primarily for purchases of computer equipment and software including an enterprise resource planning, or ERP, system and $1.6 million used for software development costs.
      Cash used in financing activities for 2004 amounted to $4.7 million, consisting of $6.8 million of principal payments of our long-term debt and $.2 million of finance costs, partly offset by $2.3 million of payments received in connection with the exercise of stock options by certain employees.
      We are committed to pay up to $2.2 million to certain Amicas PACS employees on December 31, 2005 as additional earn-out consideration under the amendment to the Amicas PACS merger agreement. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. On December 9, 2004, we amended the November 25, 2003 Amicas PACS merger agreement. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that we will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Former Amicas PACS stockholders received or will receive a total of $10.0 million, to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004; $3.3 million will be paid on April 2, 2005; and $2.3 million will be paid on the earlier of (i) December 31, 2005 or (ii) within two business days after the end of any fiscal quarter during which our cash and cash equivalents balance exceeds $30.0 million. In 2004, we recorded a note payable of $5.6 million in connection with the payments due to the former Amicas PACS stockholders in 2005.
      In August 2003, we entered into an amended and restated four-year credit agreement with Wells Fargo. The amended agreement included our outstanding term loan of $15.8 million at an interest rate of prime plus .5% (5.75% at December 31, 2004). Interest was payable monthly in arrears. Principal was payable quarterly through April 1, 2004, with a balloon payment due in August 2007. If we had decided to prepay the term loan in full prior to September 2005, we would have incurred a prepayment fee equal to 1% of the then outstanding principal balance of the term loan. The prepayment fee may have been reduced if the loan was prepaid in connection with a change of control of AMICAS. The outstanding term loans, which were collateralized by substantially all of our assets and intellectual property rights, subjected us to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum cash balance, and (iv) the prohibition of dividend payments to stockholders. The amended agreement also provided for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line was at the discretion of Wells Fargo. On November 25, 2003 in connection with the Amicas PACS acquisition, we borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (6.0% at December 31, 2004). Principal was payable in 15 equal quarterly installments, which began on January 1, 2004, and interest was payable monthly in arrears. For the year ended December 31, 2004, we failed to satisfy the annual capital expenditures covenant required by the amended agreement; however, we received a waiver regarding this covenant violation from Wells Fargo. On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and our credit facility was terminated.
      As consideration for the sale of the Medical Division to Cerner, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimate that we may need to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. In addition, we paid approximately $1 million in the first quarter of 2005 for additional fees and transaction costs relating to the sale. In connection with the Transition Services Agreement between us and Cerner dated January 3, 2005, we have committed to pay Cerner approximately $.2 million per year through April 2007 for certain EDI services.
      The following table summarizes, as of December 31, 2004, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations (amounts listed under operating leases and other commitments include amounts which were subsequently assigned to Cerner in January 2005):

	Payments Due by Period

	Totals	2005	2006	2007	2008	Thereafter

	(In thousands)
Long-term debt(a)	$28,588	$9,588	$4,000	$15,000
Operating leases(b)	6,963	2,571	2,151	1,454	$771	$16
Other commitments(c)	36,392	9,881	8,511	7,867	7,600	2,533
Other long-term liabilities	142		131	11
Capital leases	86	68	18

	$72,171	$22,108	$14,811	$24,332	$8,371	$2,549

(a)	On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and our credit facility was terminated. As a result, interest is excluded above.

(b)	In January 2005, in connection with the sale of the Medical Division to Cerner, our operating lease agreements relating to the Medical Division were assigned to Cerner. Also, in March 2005, we entered into subleases for additional space at our Boston, Massachusetts corporate headquarters. As a result, our future payments due under our outstanding lease agreements decreased to a total of $4.1 million ($1.3 million due in 2005, $1.2 million due in 2006, $1.2 million due in 2007 and $.4 million due in 2008).

(c)	Included in other commitments are the following:

•	In October 2001, we expanded our August 2000 agreement with National Data Corporation, or NDC, for outsourcing much of our patient statement and invoice printing work. We continued, for a fee, to provide printing services for our physicians under the subcontracting arrangement with NDC. The amended arrangement, which extended until April 2009, provided for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, we received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, we had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that were recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments were fulfilled. In April 2003, our arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, we refunded $4.3 million of unearned discounts. The new quarterly commitment approximated 65% of our then-current aggregate transaction level. In connection with this arrangement, we were committed to pay a minimum quarterly fee of $1.9 million to NDC until April 2009. In January 2005, we assigned the agreement with NDC to Cerner in connection with the Transition Services Agreement. We are now committed to minimum quarterly volumes and are required to pay a minimum quarterly fee of $.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009.

•	In April 2003, we entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, we were obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, we amended the agreement with respect to the development services. We were obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services;

however, such payment was contingent upon certain development milestones being achieved. The milestones were achieved and we paid the amounts due under the May amendment. In August 2004 and in October 2004, we amended the agreement further with respect to the development services. We were obligated to pay the development firm $1.4 million during the period from August 16, 2004 to May 1, 2005. At the end of such period, we had the option to terminate the agreement or continue the development services arrangement by paying a minimum monthly fee of $.2 million for an additional twelve months. The terms of the royalty arrangement were amended and extended to March 2007. We were obligated to pay reduced royalty fees of up to $3 million based on related software license sales, if any. If we terminated the development services portion of the agreement for reasons other than nonperformance, we would still be liable for amounts due under the royalty terms of the agreement, if any. In connection with the sale of the Medical Division on January 3, 2005, the agreement was assigned to Cerner. We no longer have commitments under this agreement.

•	In May 2002, we entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first and second years of the agreement, we incurred $.5 million and $.6 million, respectively, for processing services. For the twelve-month period ending May 2005, we were committed to pay $.5 million for processing services. Thereafter, the annual services fee would have ranged from $.5 million to $.8 million based on our volume usage in the last month of the preceding year. In January 2005, we assigned the agreement to Cerner in connection with the Transition Services Agreement. For the four-month period ending April 2005, we are now committed to pay $.1 million to Cerner for processing services. Thereafter, the annual services fee will range from $.2 million to $.3 million based on ours and Cerner’s combined volume usage in the last month of the preceding year.

•	In connection with our employee savings plans, we have committed, for the 2005 plan year, to contribute to the plans. Our matching contribution for 2005 is estimated to be approximately $.5 million and will be made 75% in cash and 25% in shares of our common stock.

      We anticipate capital expenditures of approximately $1.5 million for 2005.
      To date, the overall impact of inflation on us has not been material.
      We expect to pay approximately $1.8 million in 2005 for severance-related costs relating to our relocation of our corporate headquarters office.
      From time to time, in the normal course of business, various claims are made against us. Except for the proceeding described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. These motions are now fully submitted.

      While management believes that we have meritorious defenses in the foregoing pending matter and we intend to pursue our positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of this matter is uncertain and could be adverse to us. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that our financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).
      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement; and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $.5 million in 2005. This amount was accrued at December 31, 2004.
      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of the Company during the class period of January 24, 2002 to October 23, 2002. The defendants were the Company and three of our individual officers and directors. Plaintiffs had asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants were alleged to have made materially false and misleading statements during the Class Period concerning our products and financial forecasts. In addition, the Consolidated Complaint alleged that the individual defendants acted as controlling persons in connection with our alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs, as well as other relief the Court may deem just and proper were sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). In a decision entered on October 1, 2004, United States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants. No appeal of this decision was filed and the statutory time period to file an appeal has expired.
      As permitted under Delaware law, we have agreements under which we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2004.
      We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2004.

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
      Revenue Recognition. We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE is determined based upon the price charged when the same element is sold separately. If VSOE cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future allowances and discounts (recorded as contra-revenue), as well as bad debts, upon recognition of revenues.
      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.
      Accounts Receivable. Our accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. We evaluate the carrying amount of our accounts receivable on an ongoing basis and establish a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each fiscal quarter, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues, an increase in bad debt expense and/or recovery of amounts previously written-off. The allowance is reduced by write-offs of amounts deemed uncollectible and adjustments to revenue and/or bad debt expense, if any, based on management’s determination as to the adequacy of the recorded allowance.
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
      Goodwill Assets and Business Combinations. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. We no longer amortize our goodwill assets. We are required to test our goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value.
      Our acquisition of Amicas PACS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are amortized through operations over their estimated economic lives.
      Software Development Costs. We begin capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003 or in 2004.
      We evaluate the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If our gross revenues turn out to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired. As discussed above in Results of Operations, we recognized impairment charges in 2003 and 2004 relating to our capitalized software costs.
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Statement 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of Statement 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of Statement 123R on our results of operations. See Note B of the accompanying financial statements for information related to the pro forma effects on the reported income (loss) from continuing operations and earnings (loss) per share from continuing operations of applying the fair value recognition provisions of the previous Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
      In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, EITF 03-13. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We have evaluated EITF 03-13 and determined it will have an effect on our financial statements with regard to our disclosures relating to discontinued operations. See Note C of the accompanying financial statements.

      In December 2003, the FASB issued Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, or FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2004, we had approximately $23.0 million of outstanding debt relating to our credit agreement with Wells Fargo Foothill, Inc. The interest rate on this credit facility was a variable rate based upon the prime rate. As such, the variable interest rate on the outstanding debt was subject to fluctuations due to changes in the prime rate. If the prime rate had hypothetically increased by one hundred basis points, this would have resulted in an increase in interest expense of approximately $.2 million. On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and our credit facility was terminated. Additionally, we are not subject to material foreign currency exchange rate fluctuations, as most of our sales and expenses are domestic and therefore are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

Item 8.	Financial Statements and Supplementary Data
      The financial statements listed on page 48 of this report are filed as part of this report on the pages indicated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In performing this evaluation, our management identified a deficiency that constituted a material weakness in our internal controls as described below in “Management’s Report on Internal Control Over Financial Reporting.” As described below, to remediate this deficiency in our internal control over financial reporting, we have implemented a requirement that we engage an accounting or tax firm to periodically review our accounting for income taxes prior to providing such information to our independent auditor.
However, based on the evaluation of our disclosure controls and procedures as of December 31, 2004 and the identification of the material weakness, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.
      Our management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and the independent registered public accounting firm’s related audit report are set forth below.
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders of AMICAS, Inc.
March 28, 2005
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which identified the following deficiency that constituted a material weakness in the Company’s internal control over financial reporting relating to its accounting for income taxes and deferred taxes:
      In its February 15, 2005 press release, the Company announced financial information for the quarter and year ended December 31, 2004. That press release included an error related to the Company’s income tax provision and deferred income tax asset for the year ended December 31, 2004. The calculation of the Company’s income tax provision and deferred income tax asset was complex and non-routine as a result of the sale of the Company’s Medical Division in January 2005. Subsequent to its February 15, 2005 press release, upon further research and investigation by the Company, and after review by the Company’s independent auditors in connection with the year-end audit, the Company discovered the error. Although the Company had detected the error prior to the filing of this Annual Report on Form 10-K, the Company’s management concluded that a material weakness existed in the Company’s internal control over financial reporting with respect to accounting for income taxes as of December 31, 2004.
      To remediate this deficiency in its internal control over financial reporting, the Company has implemented a requirement that it engage an accounting or tax firm to periodically review its accounting for income taxes prior to providing such information to its independent auditor.
      In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

      The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
AMICAS, Inc.
Boston, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that AMICAS, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMICAS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operation effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management’s assessment:

In its February 15, 2005 press release, the Company announced financial information for the quarter and year ended December 31, 2004. That press release included an error related to the Company’s income tax provision and deferred income tax asset for the year ended December 31, 2004. The calculation of the Company’s income tax provision and deferred income tax asset was complex and non-routine as a result of the sale of the Company’s Medical Division in January 2005. Subsequent to its February 15, 2005 press release, upon further research and investigation by the Company, and after review by us in connection with the year-end audit, the Company discovered the error. Although the Company had detected the error prior to the filing of this Annual Report on Form 10-K, the Company’s management concluded that a material weakness existed in the Company’s internal control over financial reporting with respect to accounting for income taxes as of December 31, 2004.

      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report, dated March 17, 2005 on those financial statements, which expressed an unqualified opinion.
      In our opinion, management’s assessment that AMICAS, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, is based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMICAS, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ BDO Seidman, LLP
New York, NY
March 17, 2005

Item 9B.	Other Information
      Not applicable.
PART III
      Certain information required by Part III of this Annual Report on Form  10-K is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with respect to the 2005 Annual Meeting of Stockholders expected to be held on June 10, 2005 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Information about our executive officers is contained under the caption “Employees” in Part I hereof. We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available on our website at www.amicas.com/about/investorrelations.asp. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Suite 200, Boston, Massachusetts 02135-2040.
      The remainder of the response to this item is contained in the Proxy Statement under the caption “Election of Directors”, and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4, and 5 of the Company is contained in the Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.

Item 11.	Executive Compensation
      The response to this item is contained in the Proxy Statement under the captions “Compensation of Directors”, “Executive Compensation and Related Information”, “Option Grants in Last Fiscal Year”, “Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values”, and “Employment Contracts and Change of Control Arrangements”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this item is contained in the Proxy Statement in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is contained in the Proxy Statement under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The response to this item is contained in the Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements. The financial statements listed on page 48 of this report are filed as part of this report on the pages indicated.
      (a)(2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 79 of this report, as follows:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	79
Schedule II — Valuation and Qualifying Accounts	80
      (a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
No.			Description

2.1		—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

2.2		—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., Amicas, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).

2.3		—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., Amicas, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).

3.1		—	Certificate of Incorporation of InfoCure Corporation with all amendments (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2		—	Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.1		—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.

*4	.2	—	Specimen Certificate for shares of common stock.

10.1		—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).

10.2		—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).

10.3		—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.4		—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.5		—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
No.		Description

10.6	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	—	Amendment to InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	—	InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.9	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.12	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.13	—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.14	—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.15	—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.16	—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.17	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.18	—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).

10.19	—	SubLease Agreement, dated February 28, 2001, by and between InfoCure Corporation and Southern Company Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

10.20	—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

10.21	—	VitalWorks Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.22	—	VitalWorks Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.23	—	Rights Agreement, dated as of December 5, 2002 (the “Rights Agreement”), between VitalWorks Inc. and StockTrans, Inc., as Rights Agent, including as Exhibit B, the form of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).

Exhibit
No.			Description

10.24		—	Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).

10.25		—	Form of Certificate of Designations of Series B Preferred Stock, included in Exhibit C to the Rights Agreement (incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 8-A12B, filed with the Commission on January 3, 2003).

10.26		—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

10.27		—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

10.28		—	Form of Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Joseph M. Walsh, Michael A. Manto and Stephen Hicks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

10.29		—	Employment Agreement, dated October 1, 2004, by and between VitalWorks Inc. and Joseph D. Hill (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

10.30		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).

10.31		—	Amicas, Inc. Amended and Restated Employee Bonus Plan dated as of December 9, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).

*21	.1	—	List of Subsidiaries.

*23	.1	—	Consent of BDO Seidman, LLP, independent registered public accounting firm.

24.1		—	Powers of Attorney (included on signature page).

*31	.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

AMICAS, INC.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts
      We have audited the accompanying consolidated balance sheets of AMICAS, Inc., formerly VitalWorks Inc., and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMICAS, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2005 expressed an unqualified opinion on management’s assessment on the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.
/s/ BDO Seidman, LLP
New York, New York
March 17, 2005

AMICAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,634	$20,128
Accounts receivable, net of allowances of $2,200 and $2,800	11,423	16,409
Computer hardware held for resale	279	832
Deferred income taxes, net	28,200	2,203
Prepaid expenses and other current assets	3,053	2,934
Current assets of discontinued operations	10,551

Total current assets	66,140	42,506
Property and equipment, less accumulated depreciation and amortization of $4,182 and $11,642	1,988	4,681
Goodwill	27,313	34,472
Acquired/developed software, less accumulated amortization of $2,120 and $1,804	11,580	21,469
Other intangible assets, less accumulated amortization of $462 and $36	2,938	3,364
Deferred income taxes, net		24,547
Other assets	1,447	1,537
Non-current assets of discontinued operations	22,480

Total assets	$133,886	$132,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,412	$11,049
Accrued employee compensation and benefits	3,507	2,486
Accrued restructuring costs	126	923
Deferred revenue, including unearned discounts of $360 and $1,200	10,474	11,762
Current portion of long-term debt	9,657	6,738
Current liabilities of discontinued operations	13,996

Total current liabilities	46,172	32,958
Long-term debt	19,017	23,019
Other liabilities, primarily unearned discounts re: outsourced printing services	1,229	5,937
Non-current liabilities of discontinued operations	2,813
Commitments and contingencies — Note J
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued
Common stock $.001 par value, 200,000,000 shares authorized, 46,338,568 and 45,278,816 shares issued	46	45
Additional paid-in capital	211,888	205,439
Accumulated deficit	(140,807)	(128,350)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	64,655	70,662

Total liabilities and stockholders’ equity	$133,886	$132,576

See accompanying notes.

AMICAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Maintenance and services	$29,543	$24,534	$25,005
Software licenses and system sales	12,776	9,677	13,046

Total revenues	42,319	34,211	38,051

Costs and expenses
Cost of revenues:
Maintenance and services	5,890	5,751	5,407
Software licenses and system sales, includes amortization of software costs of $3,178, $1,873 and $911	6,154	5,147	4,518
Impairment of capitalized software	3,229	490
Selling, general and administrative	32,994	22,825	22,547
Research and development	9,488	7,565	6,041
Depreciation and amortization	1,968	1,331	1,439
Settlements, severance and impairment charges and credit for loans losses	5,730		(6,000)
Acquired in-process technology		750
Restructuring credits	(155)		(501)

	65,298	43,859	33,451

Operating income (loss)	(22,979)	(9,648)	4,600
Interest income	163	273	1,480
Interest expense	(1,499)	(1,149)	(1,927)

Income (loss) from continuing operations, before income taxes	(24,315)	(10,524)	4,153
Provision for income taxes	2,200	200	162

Income (loss) from continuing operations	(26,515)	(10,724)	3,991
Income from discontinued operations	14,058	18,687	20,159

Net income (loss)	$(12,457)	$7,963	$24,150

Earnings (loss) per share
Basic:
Continuing operations	$(0.61)	$(0.25)	$0.10
Discontinued operations	0.32	0.43	0.48

	$(0.29)	$0.18	$0.58

Diluted:
Continuing operations	$(0.61)	$(0.25)	$0.08
Discontinued operations	0.32	0.43	0.41

	$(0.29)	$0.18	$0.49

Weighted average number of shares outstanding
Basic	43,563	43,052	41,592
Diluted	43,563	43,052	48,850
See accompanying notes.

AMICAS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares				Notes
				Additional	Receivable -
	Common	Treasury	Common	Paid-In	Former	Accumulated	Treasury
	Stock	Stock	Stock	Capital	Officers	Deficit	Stock	Total

	(In thousands, except share data)
Balance at December 31, 2001	39,001,771	(112,500)	$39	$191,585	$(4,632)	$(160,463)	$(469)	$26,060
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	222,012		1	1,110				1,111
Exercise of stock options and warrants	5,382,161		5	10,077				10,082
Repurchases of common stock		(1,873,002)					(6,003)	(6,003)
Dividend of subsidiary, PracticeWorks, adjustment				401				401
Allowance for loan losses (reversed)					(6,000)			(6,000)
Loan payments, net					10,632			10,632
Net income						24,150		24,150

Balance at December 31, 2002	44,605,944	(1,985,502)	45	203,173	—	(136,313)	(6,472)	60,433
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	276,933			1,132				1,132
Exercise of stock options	395,939			1,134				1,134
Net income						7,963		7,963

Balance at December 31, 2003	45,278,816	(1,985,502)	45	205,439	—	(128,350)	(6,472)	70,662
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	64,269			252				252
Exercise of stock options and warrants	995,483		1	2,320				2,321
Tax benefit from change in valuation allowance and other				3,877				3,877
Net loss						(12,457)		(12,457)

Balance at December 31, 2004	46,338,568	(1,985,502)	$46	$211,888	$—	$(140,807)	$(6,472)	$64,655

See accompanying notes.

AMICAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Income (loss) from continuing operations	$(26,515)	$(10,724)	$3,991
Income from discontinued operations	14,058	18,687	20,159

Net income (loss)	(12,457)	7,963	24,150
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of capitalized software	3,229	490
Other impairment charges	1,351
Restructuring and severance charges (credits) and credit for loan losses	1,093	332	(6,501)
Depreciation and amortization	3,047	2,460	2,572
Acquired in-process technology		750
Provisions for bad debts, returns and discounts	2,424	1,973	2,815
Amortization of deferred finance costs, charged to interest expense	226	173	277
Amortization of software costs	3,178	1,873	911
Deferred income taxes	1,950
Changes in operating assets and liabilities:
Accounts receivable	(7,356)	(2,342)	(4,252)
Computer hardware held for resale, prepaid expenses and other	(134)	(1,748)	(802)
Accounts payable, accrued costs and expenses	3,870	(3,726)	1,536
Deferred revenue	5,514	(417)	1,344
Unearned discounts re: outsourced printing services	(1,200)	(5,601)	(1,292)

Cash provided by operating activities	4,735	2,180	20,758

Investing activities
Business acquisition, net of cash acquired	(3,675)	(29,143)
Software product development costs	(1,638)	(2,017)	(4,345)
Proceeds from sale of office buildings		360	7,310
Purchases of property and equipment	(2,227)	(1,954)	(771)
Cash received from PracticeWorks, Inc.			333
Security deposit		(308)

Cash (used in) provided by investing activities	(7,540)	(33,062)	2,527

Financing activities
Long-term debt:
(Payments)	(6,827)	(4,273)	(38,597)
Proceeds		15,000	27,450
Exercise of stock options and warrants	2,305	1,076	10,017
Loan payments from former officers			10,991
Repurchases of common stock			(6,003)
Deferred finance costs and other	(167)	(267)	(657)

Cash (used in) provided by financing activities	(4,689)	11,536	3,201

(Decrease) increase in cash and cash equivalents	(7,494)	(19,346)	26,486
Cash and cash equivalents at beginning of year	20,128	39,474	12,988

Cash and cash equivalents at end of year	$12,634	$20,128	$39,474

See accompanying notes.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business
      AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”)-independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Servicestm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. The Company provides its clients with ongoing software support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
      On January 3, 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”).
      Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

B.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.

Reclassification of Financial Statement Balances
      As a result of the sale of the Medical Division discussed above, the December 31, 2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations (see Note C).

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
      Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company’s sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the vendor

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specific objective evidence (“VSOE”) of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE is determined based upon the price charged when the same element is sold separately. If VSOE cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE is established. In the Company’s contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Allowances for estimated future allowances and discounts (recorded as contra-revenue), as well as bad debts, are provided upon recognition of revenues.
      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Cash and Cash Equivalents
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

Accounts Receivable, Revenue Reserve and Allowance for Doubtful Accounts
      The Company’s accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. The Company evaluates the carrying amount of its accounts receivable on an ongoing basis and establishes a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each fiscal quarter, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues, an increase in bad debt expense and/or recovery of amounts previously written-off. The allowance is reduced by write-offs of amounts deemed uncollectible and adjustments to revenue and/or bad debt expense, if any, based on management’s determination as to the adequacy of the recorded allowance.

Fair Value
      All current assets and current liabilities, because of their short-term nature, are stated at cost or face value, which approximates market value. The carrying amount of the Company’s long-term debt, which provided for interest at floating rates, approximated market value (see Note I).

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

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Goodwill Assets and Business Combinations
      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. The Company no longer amortizes its goodwill assets. The Company is required to test its goodwill for impairment of value on at least an annual basis. To date, the results of the Company’s tests have not revealed an impairment of value.
      The Company’s acquisition of Amicas PACS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are amortized through operations over their estimated economic lives (see Notes D and G).

Software Development Costs
      The Company begins capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003 or 2004.
      The Company evaluates the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If gross revenues turn out to be significantly less than the Company’s estimates, the net realizable value of capitalized software intended for sale would be impaired. The Company recognized impairment charges in 2003 and 2004 relating to capitalized software costs (see Note G).

Deferred Finance Costs
      Deferred finance costs, which include charges, fees and expenses directly associated with the Company’s credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) are recognized as interest expense over the expected life of the respective loan. Deferred finance costs ($.7 million and $.7 million, net of accumulated amortization of $.5 million and $.3 million, as of December 31, 2004 and 2003) are included in other assets in the accompanying balance sheets.

Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated economic or useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements. The cost of maintenance and repairs is charged to expense as incurred.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      Statement 123, “Accounting for Stock-Based Compensation,” as amended by Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
      The Company accounts for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by FASB Statement 123, of options granted in 2004, 2003 and 2002 was $1.83, $2.35 and $2.34, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its fixed stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on income (loss) from continuing operations and the related earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Income (loss) from continuing operations, as reported	$(26,515)	$(10,724)	$3,991
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,425)	(4,131)	(5,104)

Pro forma loss from continuing operations	$(27,940)	$(14,855)	$(1,113)

Earnings (loss) per share — continuing operations:
Basic — as reported	$(0.61)	$(0.25)	$0.10

Basic — pro forma	$(0.64)	$(0.35)	$(0.03)

Diluted — as reported	$(0.61)	$(0.25)	$0.08

Diluted — pro forma	$(0.64)	$(0.35)	$(0.03)

      The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.0%	2.5%	2.6%
Expected dividend yield	0.0	0.0	0.0
Expected stock price volatility	72.1%	76.0%	78.7%
Weighted average expected life (in years)	4.8	4.0	4.0
      The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restrictions and are fully transferable, which differ significantly from the Company’s stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

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

Earnings (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Numerator — income (loss):
Continuing operations	$(26,515)	$(10,724)	$3,991
Discontinued operations	14,058	18,687	20,159

	$(12,457)	$7,963	$24,150

Denominator:
Basic EPS — weighted-average shares	43,563	43,052	41,592
Effect of dilutive securities, stock option and warrant rights			7,258

Diluted EPS — adjusted weighted-average shares and assumed conversions	43,563	43,052	48,850

Basic EPS:
Continuing operations	$(0.61)	$(0.25)	$0.10
Discontinued operations	0.32	0.43	0.48

	$(0.29)	$0.18	$0.58

Diluted EPS:
Continuing operations	$(0.61)	$(0.25)	$0.08
Discontinued operations	0.32	0.43	0.41

	$(0.29)	$0.18	$0.49

      Because their effect would be antidilutive, stock option and warrant rights for up to 1.1 million common shares (with exercise prices ranging from $6.14 to $17.84 per share) were excluded from the diluted EPS calculation for 2002. For the same reason, all options and warrants were excluded from the diluted calculation for the years 2004 and 2003.

Comprehensive Income
      Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss) for all periods presented.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Statement 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of Statement 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of Statement 123R on its results of operations. See above for information related to the pro forma effects on the reported income (loss) from continuing operations and earnings (loss) per share from continuing operations of applying the fair value recognition provisions of the previous Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
      In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, EITF 03-13. The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company has evaluated EITF 03-13 and determined it will have an effect on its financial statements with regard to its disclosures relating to its discontinued operations. See Note C.
      In December 2003, the FASB issued Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, or FIN 46, which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s financial statements.

C.	Discontinued Operations
      On November 15, 2004, the Company and Cerner entered into the Purchase Agreement pursuant to which the Company agreed to sell and Cerner agreed to acquire and assume substantially all of the assets and liabilities of the Company’s medical division together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business. The sale of the Company’s Medical Division will allow the Company to focus completely on its radiology business. Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing purchase-price adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the medical division and the anesthesiology business and certain obligations under assigned contracts and intellectual property. The closing was consummated during the first quarter of 2005 (see Note N).
      In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the December 31,

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As noted above, the Company had formally committed to a plan to sell its Medical Division. The Company has (i) eliminated the Medical Division’s financial results from its ongoing operations, (ii) determined that the Medical Division was a separate component of its aggregated business as historically its management reviewed separately the Medical Division’s financial results and cash flows apart from its continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of the Medical Division after the sale.
      The assets and liabilities of the Medical Division as of December 31, 2004 are as follows:

Assets of discontinued operations:
Accounts receivable, net	$9,918
Other current assets	633

Total current assets of discontinued operations	10,551

Goodwill	15,901
Developed software	5,270
Other non-current assets of discontinued operations	1,309

Total non-current assets of discontinued operations	22,480

Total assets of discontinued operations	$33,031

Liabilities of discontinued operations:
Accounts payable, accrued expenses and other current liabilities	$7,733
Deferred revenue	6,263

Total current liabilities of discontinued operations	13,996
Total non-current liabilities of discontinued operations	2,813

Total liabilities of discontinued operations	$16,809

      Condensed results of operations relating to the Medical Division for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,

	2004	2003	2002

Revenues	$71,093	$77,308	$76,760
Gross profit	52,360	56,337	55,966
Operating income	14,060	18,693	20,170
Income from discontinued operations	14,058	18,687	20,159

D.	Business Combination
      On November 25, 2003, the Company acquired 100% of the outstanding capital stock of Amicas PACS, a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The Company financed $15 million of the purchase price through the use of its credit line. The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In addition, the Company assumed incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. On December 9, 2004, the November 25, 2003 merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that the Company will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Former Amicas

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PACS stockholders received or will receive a total of $10.0 million, to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004; $3.3 million will be paid on April 2, 2005; and $2.3 million will be paid on the earlier of (i) December 31, 2005 or (ii) within two business days after the end of any fiscal quarter during which the Company’s cash and cash equivalents balance exceeds $30.0 million. Certain Amicas PACS employees received or will receive a total of up to $4.5 million in satisfaction of certain obligations under Amicas PACS bonus plan, paid or to be paid in the following manner: approximately $2.2 million was paid in December 2004 and in January 2005, and up to $2.2 million will be paid on December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company. The additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recognized as additional goodwill. In 2004, approximately $2.4 million was recognized as expense for amounts paid, or to be paid, under the Amicas PACS bonus plan. In 2004, the Company also recorded a note payable of $5.6 million in connection with the payments due to the former Amicas PACS stockholders in 2005 (see Note I).
      The Company examined a number of other image software businesses before deciding to acquire Amicas PACS. The terms of the merger agreement were determined on the basis of arm’s-length negotiations and, based on, among other things, the opinion of an independent financial advisor, the purchase price was deemed to be fair from a financial point of view. Prior to the execution of the merger agreement, neither the Company nor any of its affiliates, nor any director or officer of the Company or any associate of any such director or officer, had any material relationship with Amicas PACS.
      The Company has continued to use the tangible and intangible assets of Amicas PACS substantially in the same manner in which they were used by Amicas PACS immediately prior to the merger. The addition of Amicas PACS provided the Company with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution, that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).
      The acquisition was accounted for as a purchase transaction and, accordingly, the original purchase price has been allocated to the assets and liabilities of Amicas PACS based on their estimated fair values. Independent valuation specialists conducted an appraisal of a significant portion of the assets, including purchased software, in-process technology, trademarks and noncompete agreements. Management made an estimate of the fair value of the remaining assets and liabilities. The estimated fair values included in the accompanying balance sheets reflected management’s estimates, which were subject to change, along with the valuation specialists’ appraisal as follows (in thousands):

Current assets	$3,908
Property and equipment	468
Goodwill	14,149	(a)
Acquired software	13,700	(b)
Other intangible assets	3,400	(b)
Acquired in-process technology	750	(c)
Other assets	54

Total assets acquired	36,429
Current liabilities	(5,467)

	$30,962

(a)	The amount allocated to goodwill is not deductible for tax purposes. In the event that management determines that the value of goodwill has become impaired, the Company would then recognize a charge for the amount of the impairment.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Amortizable identified intangible assets are as follows:

		Estimated
	Estimated	Economic
	Fair Value	Life

	(In thousands)	(Years)
Acquired software	$13,700	7
Trademarks	1,900	15
Noncompete agreements	1,500	5

	$17,100

(c)	In-process technology was charged to expense upon acquisition because technological feasibility had not been established and no alternative future uses existed.
      As discussed above, in 2004 the Company recorded additional goodwill of $9.3 million relating to the additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions. In addition, in 2004 the Company reduced its goodwill by $.5 million primarily to reflect an adjustment of the estimated fair value of the acquired deferred revenues of Amicas PACS.
      The accompanying statements of operations for 2003 include only one month of operating results of Amicas PACS. For the month of December 2003, Amicas PACS had total revenues of $.7 million, and a net loss of $(1.4) million which included the charge of $.8 million for acquired in-process technology, and depreciation and amortization expense of $.2 million.
      The unaudited financial information in the table below summarizes the combined results of operations of the Company and Amicas PACS, on a pro forma basis, as though the companies had been combined as of January 1, 2002. Due to their nonrecurring nature, the acquired in-process technology charge and Amicas PACS acquisition-related costs have been excluded from the information presented below. This pro forma data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2002, and should not be taken as representative of the future results of operations of the Company.

	Year Ended
	December 31,

	2003	2002

	(In thousands, except
	per share data)
Combined revenues	$38,070	$40,321
Loss from continuing operations	$(22,241)	$(7,746)
Income from discontinued operations	18,687	20,159

Net income (loss)	$(3,554)	$12,413

Earnings (loss) per share — basic and diluted
Continuing operations	$(0.52)	$(0.19)
Discontinued operations	0.43	0.48

	$(0.08)	$0.30

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Restructuring Costs (Credits) and Settlements, Severance and Impairment Charges and Credit for Loan Losses

Restructuring Costs (Credits)
      The 2003 Plan. In the fourth quarter of 2003, the Company committed to restructuring its medical businesses through a plan of employee reductions. The Company’s work force was reduced by approximately 45 employees.
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
      A description of the nature and amount of restructuring costs (credits) and other charges incurred with respect to the 2003 and 2000 Plans is as follows (in thousands):

	Balance at				Balance at			Balance at				Balance at
	December 31,	Adjustments		Cash	December 31,	Adjustments	Cash	December 31,	Adjustments		Cash	December 31,
	2001	to Accrual		Payments	2002	to Accrual	Payments	2003	to Accrual		Payments	2004

Facility closure and consolidation	$2,786	$(501)		$(1,178)	$1,107	$(89)	$(432)	$586	$(155)		$(305)	$126	(c)
Employee severance and other termination benefits	114			(114)	—	421	(84)	337			(337)	—

2003 and 2000 Plans Total	$2,900	$(501	)(a)	$(1,292)	$1,107	$332	$(516)	$923	$(155	)(b)	$(642)	$126

(a)	savings in connection with the early termination of an office lease for a facility closed as part of the 2000 Plan

(b)	savings in connection with the early termination of one office lease and the sublease of a second office lease for facilities closed as part of the 2000 Plan

(c)	primarily amounts accrued for outstanding lease commitments relating to the 2000 Plan

Settlements, Severance and Impairment Charges and Credit for Loan Losses
      In 2004, the Company recognized settlements, severance and impairment charges of $5.7 million which include the following:

•	As discussed in Note D, in connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, the Company recognized $2.4 million of expense for amounts paid, or to be paid, to certain Amicas PACS employees under the Amicas PACS bonus plan.

•	The Company recorded $1.3 million of severance-related costs including executive-related severance costs of $.4 million. In December 2004, the Company relocated its corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters, their employment would be terminated under a plan of termination.

•	The Company recorded an impairment charge of $1.2 million to write-down its enterprise resource planning software (“ERP”) relating to the Company’s decision to cease using a portion of its ERP. This decision was due to the downsizing of the Company as a result of the Medical Division sale.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company recorded costs of $.8 million relating to the settlement of litigation. In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate. The complaint alleged that in 2001, the Company received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to AMICAS. The matter was settled in March 2004 and the Company paid $.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $.5 million in 2005. This amount was accrued at December 31, 2004.
      In 2002, the Company received final payments from three former officers totaling $12.1 million satisfying their outstanding loans from the Company, including interest. Consequently, the Company recorded a credit of $6.0 million, reflecting a complete reversal of the allowance for loan losses established in March 2001, and related interest income of $1.1 million.

F.	Property and Equipment
      Major classes of property and equipment consist of the following:

	Depreciation/	December 31,
	Amortization
	Period	2004	2003

	(Years)
		(In thousands)
Equipment, primarily computers, and software	3-5	$3,333	$12,884
Equipment under capital lease obligations	3-5	2,608	2,904
Furniture and other	3-7	229	535

		6,170	16,323
Less accumulated depreciation and amortization		4,182	11,642

		$1,988	$4,681

      Depreciation and amortization expense of these assets totaled $1.5 million, $1.3 million and $1.4 million for 2004, 2003 and 2002, respectively.
      In August 2002, the Company completed the sale of a former headquarters building in Atlanta for proceeds of $6.3 million, after closing costs. A portion of the proceeds from the sale was used to repay a $5.5 million mortgage loan on the building. Approximately $.4 million of the proceeds had been held in escrow to partially guarantee to the new owner the monetary performance of PracticeWorks, Inc., a tenant of the building, through December 2003 under their lease agreement. The Company spun-off PracticeWorks in March 2001. In connection with the sale, the Company entered into a market rate lease with the new owner of the building through December 2003 for approximately 3,900 square feet of office space, or less than 5% of the building. The amount held in escrow was returned to the Company and recognized as a gain from the sale of the building (included in selling, general and administrative expenses).
      In January 2002, the Company completed the sale of its other office building in Atlanta for $1.4 million, after closing costs.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Goodwill, Acquired/ Developed Software and Other Intangible Assets
      Major classes of intangible assets, primarily derived from business acquisitions including, in 2003, the Amicas PACS acquisition, consist of the following:

		December 31,

		2004			2003

	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value

	(Years)
		(In thousands)
Goodwill ($23.0 million and $14.2 million re Amicas PACS)		$27,313	—	$27,313	$34,472	—	$34,472

Acquired software	7	$13,700	$(2,120)	$11,580	$13,700	$(163)	$13,537
Software product development	3-5	—	—	—	9,573	(1,641)	7,932

		$13,700	$(2,120)	$11,580	$23,273	$(1,804)	$21,469

Trademarks	15	$1,900	$(137)	$1,763	$1,900	$(11)	$1,889
Noncompete agreements	5	1,500	(325)	1,175	1,500	(25)	1,475

		$3,400	$(462)	$2,938	$3,400	$(36)	$3,364

      The additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions, as discussed in Note D, was recognized as additional goodwill.
      Amortization expense of the identifiable intangible assets totaled $3.6 million, $1.9 million and $.9 million for 2004, 2003 and 2002, respectively. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and noncompete agreements is included in depreciation and amortization expense.
      In 2004, the Company recorded a charge of $3.2 million relating to the impairment of previously capitalized software costs for the Company’s radiology information system product (“RIS product”). The Company determined that recoverability of these capitalized software costs was impaired by comparing the carrying value of the asset with the RIS product estimated undiscounted future cash flows over the estimated life of the RIS product. The Company concluded that the carrying amount of the asset was greater than its estimated undiscounted future cash flows. The Company therefore recorded an impairment charge to write-off the remaining carrying value, which represented the fair value of the RIS product.
      In 2003, the Company also recorded an impairment charge of $.5 million relating to a medical image distribution product that was abandoned in favor of a comparable solution offered by Amicas PACS.
      The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

2005	$2,384
2006	2,384
2007	2,384
2008	2,359
2009	2,084
Thereafter	2,923

$14,518

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following:

	December 31,

	2004	2003

	(In thousands)
Trade accounts payable	$1,425	$2,524
Cost of providing EDI services	691	2,025
Other accrued expenses	6,296	6,500

	$8,412	$11,049

I.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

	(In thousands)
Wells Fargo Foothill, Inc.
Acquisition line advance	$11,000	$15,000
Term loan	12,000	14,500
Note payable re earn-out settlement	5,588
Capital leases (see Note J)	86	257

	28,674	29,757
Less current portion	9,657	6,738

	$19,017	$23,019

      In August 2003, the Company entered into an amended and restated four-year credit agreement with Wells Fargo. The amended agreement included the Company’s outstanding term loan of $15.8 million at an interest rate of prime plus .5% (5.75% at December 31, 2004). Interest was payable monthly in arrears. Principal was payable quarterly through April 1, 2004, with a balloon payment due in August 2007. If the Company had decided to prepay the term loan in full prior to September 2005, it would have incurred a prepayment fee equal to 1% of the then outstanding principal balance of the term loan. The prepayment fee may have been reduced if the loan was prepaid in connection with a change of control of the Company. The outstanding term loans, which were collateralized by substantially all of the Company’s assets and intellectual property rights, subjected the Company to certain restrictive covenants, including (i) the required maintenance of minimum levels of recurring revenues and earnings, as defined, (ii) an annual limit on the amount of capital expenditures, (iii) the required maintenance of a minimum cash balance, and (iv) the prohibition of dividend payments to stockholders. The amended agreement also provided for an acquisition credit line of up to $50 million, less any amounts outstanding under term loans. Availability of the acquisition credit line was at the discretion of Wells Fargo. On November 25, 2003 in connection with the Amicas PACS acquisition, the Company borrowed $15.0 million under the credit line in the form of a term loan at an interest rate of prime plus .75% (6.0% at December 31, 2004). Principal was payable in 15 equal quarterly installments, which began on January 1, 2004, and interest was payable monthly in arrears. For the year ended December 31, 2004, the Company failed to satisfy the annual capital expenditures covenant required by the amended agreement; however, the Company received a waiver regarding this covenant violation from Wells Fargo.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 9, 2004, the November 25, 2003 Amicas PACS merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that the Company will pay to Amicas PACS stockholders a total of up to $10.0 million to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004; $3.3 million will be paid on April 2, 2005; and $2.3 million will be paid on the earlier of (i) December 31, 2005 or (ii) within two business days after the end of any fiscal quarter during which the Company’s cash and cash equivalents balance exceeds $30.0 million. In 2004, the Company recorded a note payable of $5.6 million in connection with the payments due to the Amicas PACS stockholders in 2005.
      As of December 31, 2004, maturities of long-term debt are as follows: $9.6 million in 2005, $4.0 million in 2006 and $15.0 million in 2007. However, as discussed in Note N, all amounts due under the credit facility were repaid subsequent to December 31, 2004 and the credit facility was terminated.

J.	Commitments and Contingencies
      The Company leases office and research facilities, and certain computer and other equipment under various operating and capital lease agreements. The leases expire at various dates through 2009.
      Future minimum lease payments under all operating and capital leases with noncancellable terms in excess of one year are as follows:

Year	Capital	Operating(a)

	(In thousands)
2005	$68	$2,571
2006	18	2,151
2007		1,454
2008		771
2009		16
Thereafter

	86	6,963
Less amounts included in accrued restructuring costs		91

	86	$6,872

Less current portion	68

Long-term obligations under capital leases	$18

(a)	Subsequent to December 31, 2004, certain operating leases were assigned to Cerner in connection with the sale of the Medical Division. Also, subsequent to December 31, 2004, the Company entered into subleases for additional office space at its Boston, Massachusetts corporate headquarters. See Note N.
      In addition, certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2004, 2003 and 2002 under all lease agreements totaled $1.3 million, $.9 million and $.9 million, respectively.
      In May 2002, the Company entered into a five-year agreement with a third-party provider of EDI services for patient claims processing. For the first and second years of the agreement, the Company incurred $.5 million and $.6 million, respectively, for processing services. For the twelve-month period ending May 2005, the Company was committed to pay $.5 million for processing services. Thereafter, the annual services

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee will range from $.5 million to $.8 million based on the Company’s volume usage in the last month of the preceding year.
      In April 2003, the Company entered into an agreement to acquire program source code, object code, and engineering services from an independent software development firm. A monthly fee of approximately $.3 million, or a total of $3 million, for development services was incurred during the twelve-month period ended March 2004. Also, during a royalty term ending January 2006, the Company was obligated to pay royalty fees of up to $5 million based on related software license sales, if any. In May 2004, the Company amended the agreement with respect to the development services. The Company was obligated to pay the development firm $.6 million during the four-month period ending August 15, 2004 for such services; however, such payment was contingent upon certain development milestones being achieved. The milestones were achieved and the Company paid the amounts due under the May amendment. In August 2004 and in October 2004, the Company amended the agreement further with respect to the development services. The Company was obligated to pay the development firm $1.4 million during the period from August 16, 2004 to May 1, 2005. At the end of such period, the Company has the option to terminate the agreement or continue the development services arrangement by paying a minimum monthly fee of $.2 million for an additional twelve months. The terms of the royalty arrangement were amended and now extend to March 2007. The Company is now obligated to pay reduced royalty fees of up to $3 million based on related software license sales, if any. If the Company terminates the development services portion of the agreement for reasons other than nonperformance, it will still be liable for amounts due under the royalty terms of the agreement, if any.
      In October 2001, the Company expanded its August 2000 agreement with National Data Corporation (“NDC”) for outsourcing much of its patient statement and invoice printing work. The Company continued, for a fee, to provide printing services for its physicians under the subcontracting arrangement with NDC. The amended arrangement, which extended until April 2009, provided for, among other things, the attainment of certain quarterly transaction processing volume levels during the term. In exchange, the Company received $7.9 million in cash in 2001 (in connection with the August 2000 agreement, the Company had received $8.8 million), which represent unearned discounts (see accompanying balance sheets) that were recognized as an offset to cost of maintenance and services revenues as the minimum volume commitments were fulfilled. In April 2003, the arrangement with NDC was amended such that commencing in June 2003, the quarterly minimum volume commitments were reduced. In turn, the Company refunded $4.3 million of unearned discounts. The new quarterly commitment approximated 65% of the Company’s current aggregate transaction level. In connection with this arrangement, the Company was committed to pay a minimum quarterly fee of $1.9 million to NDC until April 2009.
      Subsequent to December 31, 2004, the agreements described above were assigned to Cerner in connection with the sale of the Medical Division. See Note N for further discussion.
      In connection with the Company’s employee savings plans, the Company has committed, for the 2005 plan year, to contribute to the plans. The matching contribution for 2005 is estimated to be approximately $.5 million and will be made 75% in cash and 25% in shares of the Company’s common stock.
      The Company is committed to pay up to $2.2 million to certain Amicas PACS employees on December 31, 2005 as additional earn-out consideration under the amendment to the Amicas PACS merger agreement as discussed in Note D. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company.
      From time to time, in the normal course of business, various claims are made against the Company. Except for the proceeding described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. In August 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, the Company served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. These motions are now fully submitted.
      While management believes that the Company has meritorious defenses in the foregoing pending matter and the Company intends to pursue its positions vigorously, litigation is inherently subject to many uncertainties. Thus, the outcome of this matter is uncertain and could be adverse to the Company. Depending on the amount and timing of an unfavorable resolution of the contingencies, it is possible that the Company’s financial position, future results of operations or cash flows could be materially affected in a particular reporting period(s).
      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $.5 million in 2005. This amount was accrued at December 31, 2004.
      On or about July 31, 2003, a Consolidated Class Action Complaint was filed in the United States District Court for the District of Connecticut on behalf of purchasers of the common stock of the Company during the class period of January 24, 2002 to October 23, 2002. The defendants were the Company and three of the Company’s individual officers and directors. Plaintiffs had asserted claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 and against the individual defendants under Section 20(a) of the Exchange Act. According to the Consolidated Complaint, the defendants were alleged to have made materially false and misleading statements during the Class Period concerning the Company’s products and financial forecasts. In addition, the Consolidated Complaint alleged that the individual defendants acted as controlling persons in connection with the Company’s alleged securities law violations. Compensatory damages in an unspecified amount, pre-judgment and post-judgment interest, costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs, as well as other relief the Court may deem just and proper were sought. On November 14, 2003, the defendants filed with the Court a motion to dismiss the Consolidated Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and (9)(b). In a decision entered on October 1, 2004, United States District Judge Janet Bond Arterton dismissed with prejudice the Consolidated Complaint as to all defendants. No appeal of this decision was filed and the statutory time period to file an appeal has expired.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of the Company. The complaint alleged that in 2001, the Company received a preference payment from the business associate and sought to avoid and recover the $.8 million payment made to the Company. The Company agreed to settle this matter in March 2004, and paid $.3 million to the former business associate through its committee of unsecured creditors.
      As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2004.
      The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2004.

K.	Stockholders’ Equity

Stockholder Rights Plan
      In December 2002, the Company adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right (the “Right”) on each share of the Company’s common stock. The dividend was paid on December 27, 2002, to stockholders of record on December 27, 2002. The Rights Plan was approved and recommended to the Company’s board of directors (the “Board”) by a special committee of the Board consisting of three outside members of the Board. The Rights Plan is designed to enable all Company stockholders to realize the full value of their investment and to provide for fair and equal treatment of all Company stockholders if there is an unsolicited attempt to acquire control of the Company. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any specific effort to acquire control of the Company.
      Initially, the Rights will trade with the common stock of the Company and will not be exercisable. The Rights will separate from the common stock and become exercisable upon the occurrence of events typical of stockholder rights plans. In general, such separation will occur when any person or group, without the Board’s approval, acquires or makes an offer to acquire 15% or more of the Company’s common stock. Thereafter, separate right certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a share of the Company’s Series B Junior Preferred Stock (the “Preferred Stock”) for an exercise price of $20.00 (the “Exercise Price”). Each one one-thousandth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company’s common stock.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subject to the specific terms of the Rights Plan, in the event that any person or group, without the Board’s approval, actually acquires 15% or more of the Company’s common stock, then each holder of a Right (other than such person or group) shall thereafter have the right to receive upon exercise of such Right and payment of the Exercise Price, shares of Preferred Stock having a value equal to twice the Exercise Price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right, unless previously redeemed by the Board, will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value of twice the Exercise Price.
      The Rights Plan is not intended to prevent a takeover of the Company at a full and fair price. However, the Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company’s common stock, or unless the Rights are first redeemed by the Board. The Rights may be redeemed by the Board for $0.005 per Right and will otherwise expire on December 5, 2012.
      The Rights Plan contains an independent directors review provision whereby a committee of independent members of the Board will review the Rights Plan at least every three years and, if a majority of the members of the independent committee deems it appropriate, may recommend to the Board the continued maintenance, modification or termination of the Rights Plan.
      The Rights Plan does not weaken the Company’s financial strength or interfere with its business plans. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Company or its stockholders and will not change the way the Company’s shares are traded.

Employee Savings Plans
      The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. Effective January 1, 2003, the Company amended the plan. In 2004, 2003 and 2002, the Company authorized matching contributions of $.8 million, $.8 million and $1.1 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation in 2004 and 2003, and up to 6% of pre-tax compensation in 2002. The matching contribution for the 2004 plan year was made quarterly, 75% in cash and 25% in shares of the Company’s common stock. The matching contribution for the 2003 plan year was made quarterly, half in cash and half in shares of the Company’s common stock. Except for a cash contribution of $.3 million made in 2003 with respect to the 2002 plan year, the contribution for the 2002 plan year was made in shares of the Company’s common stock in 2003. The matching contribution for 2005 will be made quarterly, 75% in cash and 25% in shares of the Company’s common stock. Employees become fully vested with respect to Company contributions after three years of service. Participating employees may now defer up to 50% of their pre-tax compensation, but not more than $14,000 per calendar year.
      The Company also maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) for its Amicas PACS employees. The plan covers substantially all Amicas PACS employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, but not more that $14,000 per calendar year. The Company may make matching contributions to the plan at its sole discretion. There were no matching contributions made for 2004 or 2003. The matching contribution for 2005 will be made quarterly, 75% in cash and 25% in shares of the Company’s common stock. Employees become fully vested with respect to Company contributions after three years of service.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2002, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. Under the ESPP, .3 million shares of common stock of the Company have been reserved and were available for issuance at December 31, 2004. In 2004, 2003 and 2002, a total of 143,715, 95,241, and 56,404 shares, respectively, were issued under the Company’s employee stock purchase plan.

Stock Option Plans
      The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants. These plans include the VitalWorks Inc. 2000 Broad Based Stock Plan, the VitalWorks Inc. 1996 Stock Option Plan, the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan and the VitalWorks Inc. Directors Stock Option Plan. The Company has also assumed the stock options of six medical software businesses that merged with the Company in 1999. Such options were converted at the applicable rates used to issue the Company’s common stock in the mergers. The shares reserved under the Company’s stock option plans were adjusted in connection with the distribution of the common stock of its PracticeWorks, Inc. subsidiary on March 5, 2001, using a conversion ratio of 2.11667, in accordance with the terms of the respective plans.
      The VitalWorks Inc. 2000 Broad Based Stock Plan (the “2000 Plan”) has 21.2 million shares of common stock of the Company reserved for nonqualified option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. At December 31, 2004, there were 9.9 million shares available for grant under the 2000 Plan.
      Under the VitalWorks Inc. 1996 Stock Option Plan (the “1996 Plan”), 12.7 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options may be granted to directors and consultants. Options generally vest ratably over a three to four-year period and expire ten years from the date of grant. At December 31, 2004, there were 4.7 million shares available for grant under the 1996 Plan.
      Under the VitalWorks Inc. Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees are granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan.
      Under the VitalWorks Inc. Directors Stock Option Plan (the “Director Plan”), .4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
directors of the Company. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2004, there were .3 million shares available for grant under the Director Plan.
      A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2001	14,838	$2.49
Granted	324	3.97
Exercised	(5,153)	1.91
Forfeited	(481)	3.95

Outstanding at December 31, 2002	9,528	2.79
Granted	83	4.22
Exercised	(314)	2.62
Forfeited	(165)	4.41

Outstanding at December 31, 2003	9,132	2.77
Granted	2,999	3.57
Exercised	(851)	2.22
Forfeited	(391)	4.18

Outstanding at December 31, 2004	10,889	$2.98

Options exercisable at December 31, 2002	5,503	$2.61
Options exercisable at December 31, 2003	8,026	$2.75
Options exercisable at December 31, 2004	7,882	$2.75
      The following table summarizes information about the Company’s outstanding stock options at December 31, 2004 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

		(Years)
$0.79 - 2.50	6,423	5.1	$2.05	6,382	$2.05
2.51 - 5.00	3,559	7.9	3.50	657	3.26
5.01 - 7.50	604	4.5	6.74	554	6.85
7.51 - 17.50	303	1.7	9.15	289	9.20

$0.79 - 17.50	10,889	5.9	$2.98	7,882	$2.75

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants
      The following table summarizes information about the Company’s outstanding and exercisable warrants at December 31, 2004 (shares in thousands):

		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
Range of Exercise Prices	Warrants	Life	Price

		(Years)
$0.75 - 5.00	352	3.1	$4.55
5.01 - 17.90	203	1.2	7.05

$0.75 - 17.90	555	2.4	$5.47

      There was no significant impact on the Company’s financial statements related to warrants in 2004, 2003 and 2002.

L.	Income Taxes
      The Company’s provision for income taxes of $2.2 million, $.2 million and $.2 million for 2004, 2003 and 2002, respectively, consists primarily of an increase in the net valuation allowance for deferred tax assets for 2004 and current state income taxes for 2003 and 2002 and relates to continuing operations. In addition, in 2004 the Company recorded a $3.4 million income tax benefit to additional paid-in capital in connection with net operating loss carryforwards attributed to the exercise of employee stock options.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,326	$2,022
Goodwill amortization	6,218	7,589
Accrued expenses	1,449	1,565
Unearned discounts re: outsourced printing services	1,989	2,488
Net operating loss and credit carryforwards	51,751	47,617
Change in Amicas PACS tax accounting method	709	2,426

	63,442	63,707
Less valuation allowance	27,226	26,958

	$36,216	$36,749

Deferred income tax liabilities:
Acquired/developed software	$6,571	$8,480
Other intangible assets	1,146	1,329
Property and equipment	299	190

	8,016	9,999

Net deferred income tax asset	$28,200	$26,750

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the tax effect of income from discontinued operations, the provision for income taxes differed significantly from the amounts computed by applying the statutory U.S federal income tax rate to the income (loss) from continuing operations. In 2004, the difference was caused primarily by a charge of $5.5 million to reduce the net deferred tax asset to an amount which management believes is more likely than not to be realized. In 2003 and 2002, the difference was caused by the income tax benefit recognized of $3.5 million and $9.6 million, respectively, from a decrease in the valuation allowance which was primarily attributed to the utilization of net operating loss carryforwards.
      As of December 31, 2004, the Company has net operating loss and tax credit carryforwards of approximately $126 million and $2.6 million, respectively, which expire at various dates through 2024. Included in the $126 million is approximately $18 million, the benefit of which if realized, would be recorded as a credit to additional paid-in capital, and approximately $36 million resulting from preacquisition tax attributes of subsidiaries, utilization of which is subject to substantial limitations attributable to the change in ownership provisions of the Internal Revenue Code and similar state authority. Included in the $36 million is approximately $22 million of net operating losses acquired in connection with the Amicas PACS acquisition, the benefit of which if realized, would be recorded as a credit to goodwill.
      Management has assessed the recoverability of the Company’s deferred tax assets of $63.4 million and as a result of this assessment, recorded a valuation allowance of $27.2 million as of December 31, 2004 to, along with deferred tax liabilities of $8.0 million, reduce the net deferred tax asset to $28.2 million. Management believes that the Company will utilize approximately $28.2 million of its deferred tax asset in connection with the gain from the Asset Sale in January 2005.

M.	Supplemental Disclosure of Cash Flow and Noncash Activities
      Cash payments for interest amounted to $1.3 million, $.9 million and $2.2 million for 2004, 2003, and 2002, respectively. The Company made cash payments for income taxes of $42,000, $.3 million and $21,000 in 2004, 2003 and 2002, respectively.
      In 2004, 2003, and 2002, the Company authorized contributions of $.2 million (plus $.6 million in cash), $.4 million (plus $.4 million in cash) and $.8 million (plus $.3 million in cash), respectively, to the employee savings plan, which were made in shares of the Company’s common stock quarterly in 2004 and 2003, and in the following year for 2002.
      On December 9, 2004, the November 25, 2003 Amicas PACS merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that the Company will pay to former Amicas PACS stockholders a total of up to $10.0 million to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004; $3.3 million will be paid on April 2, 2005; and $2.3 million will be paid on the earlier of (i) December 31, 2005 or (ii) within two business days after the end of any fiscal quarter during which the Company’s cash and cash equivalents balance exceeds $30.0 million. In 2004, the Company recorded a note payable of $5.6 million in connection with the payments due to the former Amicas PACS stockholders in 2005.

N.	Subsequent Events
      Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
      On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. The Company estimates that it may need to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. The Company

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also expects to record a net gain on the sale of $45.6 million (net of income taxes of $35 million) in the first quarter of 2005 (unaudited). The net gain has been reduced by $.6 million relating to the modification of stock options granted to certain employees of the Medical Division. In addition, the Company paid approximately $1 million in the first quarter of 2005 for additional fees and transaction costs relating to the Asset Sale.
      On January 3, 2005, the Company entered into a Transition Services Agreement with Cerner (the “Transition Services Agreement”) in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Certain of the Company-provided services extend through December 31, 2005 and other Cerner-provided services extend through March 31, 2009.
      In January 2005, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner in connection with the Transition Services Agreement. For the four-month period ending April 2005, the Company is now committed to pay $.1 million to Cerner for processing services. Thereafter, the annual services fee will range from $.2 million to $.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year.
      In January 2005, the Company assigned its agreement to acquire program source code, object code, and engineering services from an independent software development firm to Cerner in connection with the sale of the Medical Division. As a result, the Company no longer has commitments under this agreement.
      In January 2005, the Company assigned its agreement with NDC to Cerner in connection with the Transition Services Agreement. The Company is now committed to minimum quarterly volumes and is required to pay a minimum quarterly fee of $.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009.
      In January 2005 in connection with the Transition Services Agreement, the Company has committed to pay Cerner approximately $.2 million per year through April 2007 for certain EDI services.
      On January 3, 2005, the Company repaid the entire outstanding balance under its credit facility with Wells Fargo of approximately $23.2 million and the credit facility was terminated.
      On March 8, 2005, the Company entered into an Amended and Restated Sublease (the “First Sublease”) to lease additional office space at its Boston, Massachusetts corporate headquarters. The term of the First Sublease ends on July 31, 2006, unless extended through December 31, 2007 upon six months written notice by the Company. Until May 31, 2005, the base rent will be $28,539 per month. From June 1, 2005 through July 31, 2006, the base rent will be $30,577 per month, and should the Company extend the term, the base rent will increase to $33,975 per month through December 31, 2007. On March 4, 2005, the Company entered into an Agreement of Sublease (the “Second Sublease”), effective as of February 15, 2005, to lease additional office space at the same location. The term of the Second Sublease expires on January 11, 2008, and until June 30, 2006, the base rent will be $12,485 per month. Pursuant to the terms of the Second Sublease, beginning on July 1, 2006, the Company will lease additional space and the base rent will increase to $55,377 per month. The base rent is subject to certain adjustments.
      In January 2005, in connection with the sale of the Medical Division to Cerner, the Company’s operating lease agreements relating to the Medical Division were assigned to Cerner. As a result, the Company’s future payments due under our outstanding lease agreements, including the March 2005 leases described above, decreased to a total of $4.1 million ($1.3 million due in 2005, $1.2 million due in 2006, $1.2 million due in 2007 and $.4 million due in 2008).
      The Company expects to complete its corporate headquarters office relocation by June 30, 2005 and to record an additional $.8 million for the relocation costs, primarily in the first quarter of 2005. These costs

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consist of (i) $.6 million of severance-related costs, all of which are expected to result in future cash expenditures and (ii) $.2 million of stock compensation expense as a result of modifying stock options granted to certain employees in connection with the relocation.

O.	Quarterly Results of Operations (Unaudited)
      The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 2004:

	Three Months Ended
						Year Ended
	March 31	June 30	September 30	December 31		December 31

	(In thousands, except per share data)
2004
Total revenues	$9,465	$9,992	$10,750	$12,112	(a)	$42,319
Gross profit	6,442	7,283	7,728	5,593	(b)	27,046
Loss from continuing operations	(5,475)	(3,861)	(3,930)	(13,249	)(c)	(26,515)
Income from discontinued operations	3,291	3,870	3,559	3,338		14,058

Net income (loss)	$(2,184)	$9	$(371)	$(9,911	)(c)	$(12,457)

Weighted average number of shares outstanding
Basic and diluted	43,371	43,438	43,552	43,887		43,563
Earnings (loss) per share — basic and diluted
Continuing operations	$(0.13)	$(0.09)	$(0.09)	$(0.30)		$(0.61)
Discontinued operations	0.08	0.09	0.08	0.08		0.32

	$(0.05)	$0.00	$(0.01)	$(0.23)		$(0.29)

2003(e)
Total revenues	$9,150	$8,614	$8,399	$8,048		$34,211
Gross profit	5,779	5,888	6,112	5,044	(b)	22,823
Loss from continuing operations	(1,820)	(1,304)	(2,303)	(5,297)		(10,724)
Income from discontinued operations	4,538	5,540	5,334	3,275		18,687

Net income (loss)	$2,718	$4,236	$3,031	$(2,022	)(d)	$7,963

Weighted average number of shares outstanding
Basic and diluted	42,716	42,998	43,203	43,283		43,052
Earnings (loss) per share — basic and diluted
Continuing operations	$(0.04)	$(0.03)	$(0.05)	$(0.12)		$(0.25)
Discontinued operations	0.11	0.13	0.12	0.08		0.43

	$0.06	$0.10	$0.07	$(0.05)		$0.18

(a)	Includes $0.8 million of term-license arrangements that were converted to perpetual licenses during the quarter ended December 31, 2004.

(b)	In the quarters ended December 31, 2004 and 2003, the Company recognized charges of $3.2 million and $0.5 million, respectively, relating to the impairment of capitalized software costs.

AMICAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	In the quarter, the Company recognized additional settlement, severance and impairment charges and incurred other costs of $5.0 million consisting of $1.2 million for asset impairment, $2.4 million for additional earn-out consideration due under the provisions of the Amicas PACS merger agreement, $0.9 million for executive office relocation severance-related costs and $0.5 million for a legal settlement. The Company also recorded a provision for income taxes of $2.0 million which consisted primarily of an increase in the net valuation allowance for deferred tax assets.

(d)	In the quarter, the Company incurred a charge of $0.8 million for acquired in-process technology and $0.3 million of restructuring costs.

(e)	Reclassified to present the results of the Medical Division as discontinued operations (see Note C).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
Board of Directors and Stockholders
AMICAS, Inc.
      The audits referred to in our report dated March 17, 2005 relating to the consolidated financial statements of AMICAS, Inc., and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the schedule listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
New York, New York
March 17, 2005

Item 15(a)(2).	Financial Statement Schedule
AMICAS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to		Charged				Balance at
	Beginning	Costs and		to Other				End of
Description	of Period	Expenses		Accounts		Deductions		Period

	(In thousands)
Allowance for Doubtful Accounts, Returns and Discounts
Year ended December 31, 2004	$2,800	350		1,811	(a)	(2,761	)(b)	$2,200
Year ended December 31, 2003	1,900	145		1,828	(a)	(1,273	)(b)	2,800	(f)
Year ended December 31, 2002	1,800	1,371		1,444	(a)	(2,715	)(b)	1,900
Deferred Tax Asset Valuation Allowance
Year ended December 31, 2004	$26,958	6,113	(i)	511	(j)	(6,356	)(k)	$27,226
Year ended December 31, 2003	25,271			6,141	(g)	(4,454	)(h)	26,958
Year ended December 31, 2002	23,001			11,956	(c)	(9,686	)(d)	25,271
Allowance for Notes Receivables From Former Officers
Year ended December 31, 2004
Year ended December 31, 2003
Year ended December 31, 2002	$6,000					$(6,000	)(e)

(a)	Charged to revenues

(b)	Write-offs, returns and discounts, net of recoveries and, in 2004, reclassification of the Medical Division allowance of $1,200 to current assets of discontinued operations

(c)	Net operating loss carryforwards relating to the exercise of employee stock options of $9,942 along with adjustments to beginning of year gross deferred tax assets and liabilities of $1,097 for a change in rate and $917 for correction in amounts previously reported

(d)	Recognition of deferred tax assets of $9,614, and other adjustments of $72

(e)	Credit due to change in accounting estimate

(f)	Includes $200 from a business acquisition

(g)	Includes $6,042 from a business acquisition and other adjustments of $99

(h)	Recognition of deferred tax assets of $3,517 and correction of beginning of year gross deferred tax assets of $937

(i)	Change in judgment regarding future realization of beginning of year tax assets

(j)	Net operating loss carryforwards relating to the exercise of employee stock options

(k)	Recognition of deferred tax assets of $605, correction of beginning of year gross deferred tax assets of $1,831, change in expected effective tax rate of $341, recognition of deferred tax assets relating to the exercise of employee stock options of $3,380, and other adjustments of $199
      All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or in the accompanying notes.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2005.

AMICAS, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen N. Kahane, M.D., M.S. and Joseph D. Hill, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN N. KAHANE M.D., M.S. Stephen N. Kahane M.D., M.S.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005

/s/ JOSEPH D. HILL Joseph D. Hill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

Joseph M. Walsh	Chairman of the Board of Directors

/s/ KENNETH R. ADAMS Kenneth R. Adams	Director	March 25, 2005

/s/ STEPHEN J. DENELSKY Stephen J. DeNelsky	Director	March 28, 2005

Signature	Title	Date

Michael A. Manto	Director

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 29, 2005

/s/ LISA W. ZAPPALA Lisa W. Zappala	Director	March 28, 2005