Form 10-Q
period 2005-03-31
AMICAS, Inc.
filed 2005-05-10
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to                                         .

Commission File Number 000-25311

AMICAS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2248411
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Guest Street, Suite 200, Boston MA 02135
(Address of principal executive offices, including zip code)

(617) 779-7878
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐

As of May 8, 2005 there were 44,930,073 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.

Form 10-Q

For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 30, 2005.
AMICAS and VitalWorks are registered trademarks of AMICAS, inc. All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$88,646	$12,634
Accounts receivable, net of allowance of $1,404 and $2,200	12,896	11,423
Computer hardware held for resale	253	279
Deferred income taxes, net	—	28,200
Prepaid expenses and other assets	2,702	3,053
Current assets of discontinued operations	—	10,551

Total current assets	104,497	66,140

Property and equipment, less accumulated depreciation and amortization of $4,413 and $4,182	1,452	1,988
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $2,610 and $2,120	11,090	11,580
Other intangible assets, less accumulated amortization of $569 and $462	2,831	2,938
Non-current assets of discontinued operations	—	22,480
Other assets	847	1,447

Total Assets	$148,030	$133,886

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$16,706	$12,045
Deferred revenue, including unearned discounts	11,734	10,474
Current portion of long-term debt	5,704	9,657
Other liabilities	1,680	—
Current liabilities of discontinued operations	—	13,996

Total current liabilities	35,824	46,172

Long-term debt	18	19,017
Other liabilities, primarily unearned discounts	1,135	1,229
Non-current liabilities of discontinued operations	—	2,813

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 200,000,000 shares authorized; 46,857,650 and 46,338,568 shares issued	47	46
Additional paid-in capital	214,467	211,888
Accumulated deficit	(96,989)	(140,807)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	111,053	64,655

Total Liabilities and Stockholders’ Equity	$148,030	$133,886

See accompanying notes

AMICAS, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Maintenance and services	$8,422	$6,541
Software licenses and system sales	3,661	2,924

Total revenues	12,083	9,465

Costs and expenses:
Cost of revenues:
Maintenance and services	1,207	1,580
Software licenses and hardware sales, includes amortization of software costs of $498 and $794	1,431	1,443
Selling, general and administrative	8,216	8,528
Research and development	2,358	2,405
Depreciation and amortization	493	562
Settlement of earn-out	1,085	—
Restructuring charges	691	—

	15,481	14,518

Operating loss	(3,398)	(5,053)

Non-operating income (expense):
Interest income	413	26
Interest expense	(747)	(373)

Loss from continuing operations, before income taxes	(3,732)	(5,400)

(Benefit) provision for income taxes	(1,480)	75

Loss from continuing operations	(2,252)	(5,475)

Income from discontinued operations	—	3,291
Gain on the sale of discontinued operations, net of taxes of $34,600	46,070	—

Net income (loss)	$43,818	$(2,184)

Net income (loss) per share:

Basic:
Continuing operations	$(0.05)	$(0.13)
Discontinued operations	1.03	0.08

	$0.98	$(0.05)

Diluted:
Continuing operations	$(0.05)	$(0.13)
Discontinued operations	1.03	0.08

	$0.98	$(0.05)

Weighted average number of shares outstanding:
Basic	44,530	43,371
Diluted	44,530	43,371

See accompanying notes.

AMICAS, Inc.

Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Loss from continuing operations	$(2,252)	$(5,475)
Gain/income from discontinued operations	46,070	3,291

Net income (loss)	43,818	(2,184)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(73,244)	—
Deferred tax expense	28,200	—
Settlement of litigation	—	325
Depreciation and amortization	493	841
Provisions for bad debts, returns and discounts	260	492
Amortization of deferred finance costs, charged to interest expense	—	54
Write-off of deferred finance costs, charged to interest expense	661	—
Amortization of software costs	498	794
Non-cash stock compensation expense	175	—
Changes in operating assets and liabilities:
Accounts receivable	10,159	(2,162)
Computer hardware held for resale, prepaid expenses and other assets	(1,638)	151
Accounts payable and accrued expenses	(3,754)	928
Deferred revenue including earned discount	(5,620)	2,671
Other liabilities	(1,157)	—

Cash (used in) provided by operating activities	(1,149)	1,910

Investing activities
Software product development costs	—	(487)
Proceeds from sale of discontinued operations	100,000	—
Payment of transactions costs related to sale of discontinued operations	(1,026)	—
Proceeds from sale of assets	268	—
Purchases of property and equipment	(172)	(703)

Cash provided by (used in) investing activities	99,070	(1,190)

Financing activities
Debt payments	(23,192)	(2,366)
Proceeds from exercise of stock options and warrants	1,283	237
Deferred finance costs	—	(167)

Cash used in financing activities	(21,909)	(2,296)

Increase (decrease) in cash and cash equivalents	76,012	(1,576)
Cash and cash equivalents at beginning of period	12,634	20,128

Cash and cash equivalents at end of period	$88,646	$18,552

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$25	$5
Interest paid	95	329

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

A. Business

     AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”)-independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight ServicesTM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. The Company provides its clients with ongoing software support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

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

     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

B. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

     Certain prior year financial statement items have been reclassified to conform to the current year presentation.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. See below for information related to the pro forma effects on the reported income (loss) from continuing operations and loss per share from continuing operations of applying the fair value recognition provisions of the previous Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

     On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the impact of Statement No. 123R on its results of operations.

Stock-Based Compensation

     The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of underlying the shares at the date of the grant. The Company accounts for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s net income (loss) would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(2,252)	$(5,475)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	175	—

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(667)	(135)

Pro forma loss from continuing operations	$(2,744)	$(5,610)

Loss per share — continuing operations:
Basic — as reported	$(0.05)	$(0.13)

Basic — pro forma	$(0.06)	$(0.13)

Diluted — as reported	$(0.05)	$(0.13)

Diluted — pro forma	$(0.06)	$(0.13)

The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator - income (loss)
Continuing operations	$(2,252)	$(5,475)
Discontinued operations	46,070	3,291

	$43,818	$(2,184)

Denominator:
Basic EPS - weighted-average shares	44,530	43,371
Effect of dilutive securities, stock option and warrant rights	—	—

Diluted EPS - adjusted weighted-average shares and assumed conversions	44,530	43,371

Basic net income (loss) per share:
Continuing operations	$(0.05)	$(0.13)
Discontinued operations	1.03	0.08

	$0.98	$(0.05)

Diluted net income (loss) per share:
Continuing operations	$(0.05)	$(0.13)
Discontinued operations	1.03	0.08

	$0.98	$(0.05)

     Stock options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Comprehensive Income

     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss).

C. Gain on the Sale of Discontinued Operations

     On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of $100 million.

     In the first quarter of 2005, the Company recorded a net gain from the sale of approximately $46.1 million, which is net of approximately: (a) $16.2 million of net assets transferred to Cerner, (b) $1.2 million of post closing purchase price adjustments, (c) $34.6 million of income taxes, (d) $0.9 million relating to the modification of stock options granted to certain employees of the Medical Division and (e) $1.0 million of additional fees and transaction costs related to the sale.

     The $34.6 million income tax provision includes the realization of the $28.2 million deferred tax asset that the Company had previously recorded and a current tax liability at March 31, 2005 of $6.4 million.

     Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the Medical Division and the anesthesiology business and certain obligations under assigned contracts and intellectual property. As of March 31, 2005, the Company accrued for approximately $1.2 million relating to the post-closing purchase price adjustment. The Company expects to finalize the post-closing adjustments in the second quarter of 2005.

     Condensed results of operations relating to the Medical Division for the three months ended March 31, 2004 (in thousands):

Revenues	$18,203
Gross profit	13,322
Operating income	3,292
Income from discontinued operations	3,291

D. Business Combination

     On November 25, 2003, the Company acquired 100% of the outstanding capital stock of Amicas PACS, a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The Company financed $15 million of the purchase price through the use of its credit line (see Note F for payment of credit line). The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In addition, the Company assumed incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period.

     On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that the Company will pay to Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Amicas PACS stockholders received or will receive an additional $10.0 million, to be paid in the following manner. The Company paid out $4.3 million three days after distribution of escrow fund pursuant to the escrow notice dated December 9, 2004. The additional consideration paid to the Amicas PACS stockholders under the settlement of the earn-out provision was recognized as additional goodwill. As of March 31, 2005, the Company had an accrual for the remaining $5.7 million as a note payable.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

     Additionally, certain Amicas PACS employees received or will receive a total of up to $4.5 million in satisfaction of certain obligations under Amicas PACS’ bonus plan, paid or to be paid in the following manner: approximately $2.2 million was paid in December 2004 and in January 2005. Additionally, $0.9 million will be paid in the second quarter of 2005 and the balance of $1.4 million is expected to be paid on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company.

     In the first quarter of 2005, the Company recorded a charge of approximately $1.1 million of the total $2.3 million relating to the earn-out bonuses. The $1.1 million includes approximately $0.9 million relating to the acceleration of payment of earn-out bonuses of two former Amicas PACS executives (see Note E).

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

E. Restructuring Costs (Credits), Executive Termination Costs and Credit for Loan Losses

Restructuring Costs (Credits) –

Employee Termination Costs

     The 2004 Plan. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters from Ridgefield Connecticut to Boston, Massachusetts, their employment would be terminated under a plan of termination. Their employment was terminated in the first quarter of 2005 and pursuant to their termination agreements, the Company had agreed to pay their salary and provide certain benefits, during their severance period. In the first quarter ended March 31, 2005, the Company recorded $0.9 million of costs related to their termination; including $0.2 million in stock compensation expense for certain modified stock awards.

     As of March 31, 2005, there was approximately $1.8 million remaining to be paid in costs associated with their termination; including $0.3 million to be paid to an executive officer. The remaining unpaid amounts are expected to be paid over their severance periods, which are scheduled to be completed the second quarter of 2006.

     The 2000 Plan. In August 2000, the Company announced its intention to restructure its operations through a plan of employee reductions and consolidation of office facilities. Since then, the Company closed 14 facilities and terminated approximately 400 employees. The offices that were closed are subject to operating leases that expire at various dates through 2005. In the first quarter ended March 31, 2005, the Company recorded a credit of approximately $0.1 million. As of March 31, 2005, there was no remaining amounts accrued.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Executive and Employee Termination Costs

Executive Termination Costs

     On March 31, 2005, the Company entered into a Separation Agreement with two former executives of the Company, also former executives of Amicas PACS. Pursuant to their agreements, the Company has agreed to pay the executives two months of salary and other compensation obligations. In the first quarter ended March 31, 2005, the Company recorded approximately $80,000 in costs related to the termination of employment of these executives. As of March 31, 2005, no amounts related to the executives’ termination were paid. The Company expects the entire amount to be paid in the second quarter of 2005.

     Additionally, under the Separation Agreement, the Company accelerated the payment of certain earn-out bonus amounts in the amount of $0.9 million (see Note D).

F. Debt

Debt consists of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Wells Fargo Foothill, Inc
Acquisition line advance	$—	$12,000
Term loan	—	11,000
Note payable re earn-out settlement	5,665	5,588
Capital Leases	57	86

Total debt	5,722	28,674

Less: current portion	(5,704)	(9,657)

Total Long-term debt	$18	$19,017

     On January 3, 2005, using the proceeds from the sale of the Medical Division, the Company repaid the entire outstanding balance of approximately $23.2 million under its credit facility with Wells Fargo and the credit facility was terminated. As a result of the credit facility termination, the Company had written off $0.7 million in deferred financing costs in the first quarter of 2005.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

G. Commitments and Contingencies

Commitments

     Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year as follows:

Year	Capital	Operating
	(In thousands)
2005	$39	$947
2006	18	1,181
2007	—	1,235
2008	—	356
2009	—	—
Thereafter	—

	57	$3,719

Less current portion	39

Long term obligations under capital leases	$18

     On March 8, 2005, the Company entered a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent is $28,539 per month through May 31, 2005 and will then increase to $30,577 per month through July 31, 2006. If the Company extends the lease for the additional seventeen months the base rent will increase to $33,975 per month until the end of the extended term.

     Additionally, on March 4, 2005, the Company entered into a sublease agreement for additional office space at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month for 10,455 square feet from February 15, 2005 until June 30, 2006. The base rent will increase to a total of $55,377 per month.

     On January 3, 2005, the Company entered into a Transition Services Agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Certain of the Company-provided services extend through December 31, 2005 and other Cerner-provided services extend through March 31, 2009. As of March 31, 2005, approximately $1.1 million was owed to the Company under the Transition Services Agreement.

     In connection with Transition Services Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the month of April 2005, the Company is now committed to pay approximately $30,000 to Cerner for processing services. For months thereafter, the annual services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company assigned its agreement with National Data Corporation (“NDC”) to Cerner. The Company is committed to minimum quarterly volumes and is required to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. The Company is also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

     In January 2005, in connection with the sale of the Medical Division to Cerner, the Company’s operating lease agreements relating to the Medical Division were assigned to Cerner. As a result, the Company’s future payments due under our outstanding lease agreements decreased to a total of $4.1 million with $1.3 million due in 2005, $1.2 million due in 2006, $1.2 million due in 2007 and $.4 million due in 2008.

     In connection with the Company’s employee savings plans, the Company has committed, for the 2005 plan year, to contribute to the plans. The matching contribution for 2005 is estimated to be approximately $0.5 million and will be made 75% in cash and 25% in shares of the Company’s common stock.

     The Company is committed to pay up to $2.3 million to certain Amicas PACS employees on December 31, 2005 as additional earn-out consideration under the amendment to the Amicas PACS merger agreement (see Note D). In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company. The Company expects to pay $0.9 million in the second quarter of 2005, and $1.4 million on or about December 31, 2005.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

Contingencies

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

     In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $0.5 million in 2005. This amount was expensed in the fourth quarter of 2004.

     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2005.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2005.

AMICAS, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005

H. Income Tax Benefit

     In the first quarter of 2005, the Company recorded an income tax benefit attributed to continuing operations of approximately $1.48 million. The income tax benefit is based upon the Company projected effective income tax rate of 39% for 2005 applied against the Company’s loss from continuing operations.

I. Stockholders’ Equity

     In the first quarter of 2005, the Company issued 527,812 shares of its common stock, consisting of 425,585 shares in connection with the exercise of stock options by certain employees (proceeds of approximately $1.0 million), and 102,227 shares with respect to the Company-sponsored employee stock purchase plan and proceeds of approximately $0.3 million. As a result, the Company recognized approximately $1.0 million as a credit to additional paid-in capital.

J. Subsequent Events

     In April 2005, the Company repaid the entire outstanding balance of the note payable to the former Amicas PACS shareholders for $5.7 million (see Note D). Additionally, in April and May 2005, the Company paid an aggregate $0.9 million related to the earn-out bonuses of two former Amicas PACS executives pursuant to their separation agreements.

     On May 6, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to $15 million of the Company’s common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes. The repurchase program will be funded using the Company’s working capital.

AMICAS, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors That May Affect Future Results

     Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions to identify forward-looking statements. In particular, the statements regarding the potential results of our acquisition of Amicas PACS and the effects on our operations of the Asset Sale are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.

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

     Our operating results will vary significantly from quarter to quarter and from year to year. We had a net income of $43.8 million (which includes $46.1 million net gain from the sale of the Medical Division) in the first quarter of 2005, and a net loss of $(12.5) million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $(2.3) million, $(26.5) million and $(10.7) million, respectively, for the three months ended March 31, 2005 and years ended December 31, 2004 and 2003 and income of $4.0 million for the year ended December 31, 2002.

     Our operating results have been and/or may be influenced significantly by factors such as:

•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

AMICAS, Inc.

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

     Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS® Vision Series™ PACS, and our radiology information system, Vision Series™ RIS, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

   HIPAA

     Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under HIPAA. The total extent and amount of resources to be expended is not yet known. Because some of these regulations are relatively new, there is uncertainty as to how they will be interpreted and enforced.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

AMICAS, Inc.

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

     We recorded revenues from continuing operations of $12.1 million and $9.5 million in the first quarter of 2005 and 2004, respectively, and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our customers would not have an adverse impact on our results of operations, financial condition or cash flow from operations.

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

Overview

     AMICAS, Inc. is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, HIS/RIS-independent PACS, featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Services™, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.

AMICAS, Inc.

     Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services.

     On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together the Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As a result of this transaction, historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We expect to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. We recorded net gain on the sale of $46.1 million, net of income taxes, in the first quarter of 2005.

     On January 3, 2005, we repaid the entire outstanding balance of approximately $23.2 million under our credit facility with Wells Fargo Foothill, Inc. and the credit facility was terminated.

     On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc., a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).

     We purchased Amicas PACS for $31 million in cash, including direct transaction costs. Additionally, we financed $15 million of the purchase price of Amicas PACS through the use of our credit line. The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In addition, we assumed incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period. On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that we will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Pursuant to the amendment, former Amicas PACS stockholders received a total of $10.0 million, paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004 and $5.7 million was paid in April 2005. As such, the note payable to Amicas PACS shareholders was paid in full.

     Additionally, certain Amicas PACS employees received or will receive a total of up to $4.5 million in satisfaction of certain obligations under Amicas PACS bonus plan, paid or to be paid in the following manner: approximately $2.2 million was paid in December 2004 and in January 2005. Additionally, $0.9 million will be paid in the second quarter of 2005 and $1.4 million is expected to be paid on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. The additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recognized as additional goodwill. In the first quarter of 2005, the employment of two former Amicas PACS executives was terminated by mutual agreement.

AMICAS, Inc.

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

     Management believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue Recognition.

•	Accounts Receivable.

•	Long-lived Assets.

•	Goodwill Assets and Business Combinations.

•	Income Taxes.

     These policies are unchanged from those used to prepare the 2004 annual consolidated financial statements. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. See below for information related to the pro forma effects on the reported income (loss) from continuing operations and loss per share from continuing operations of applying the fair value recognition provisions of the previous Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

     On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R)for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

AMICAS, Inc.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the impact of Statement No. 123R on its results of operations.

AMICAS, Inc.

Results of Continuing Operations

Revenues

	Three Months Ended
	March 31,
	(In thousands except percentages)
	2005	Change	Change (%)	2004

Maintenance and services	$8,422	$1,881	28.8%	$6,541
Percentage of total revenues	69.7%			69.1%

Software licenses and system sales	$3,661	$737	25.2%	$2,924
Percentage of total revenues	30.3%			30.9%

Total revenues	$12,083	$2,618	27.7%	$9,465

     We recognize software license revenues and system (computer hardware) sales upon execution of a master license agreement and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.

Maintenance and services

     The increase in maintenance and services revenues of approximately $1.9 million is primarily due to an increase of implementation and training services revenues of $1.0 million, $0.7 million in maintenance revenues, and $0.1 million in EDI services revenues. The $1.0 million increase in implementation and training revenues us the result of providing services as well as achieving implementation milestones. Additionally, the increase is attributable to the addition of new customers and associated sales revenues. The $0.7 million in maintenance revenues is the result of the addition of new customers and associated maintenance revenues.

Software licenses and system sales

     Software license and system revenues increased primarily as a result of an increase in the number of licenses and systems sold by approximately $0.7 million or 25.2%. This increase is the result of an increase in software sales of $0.6 million and an increase of $0.1 million in system sales.

     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, AMICAS® Vision Series™ PACS, and our new radiology information system, Vision Series ™ RIS. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can

AMICAS, Inc.

be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.

Cost of revenues

	Three Months Ended
	March 31,
	(In thousands except percentages)
	2005	Change	Change (%)	2004

Maintenance and services	$1,207	$(373)	(23.6)%	$1,580
Percentage of maintenance and services revenues	14.3%			24.2%

Software licenses and hardware sales	$1,431	$(12)	(0.8)%	$1,443
Percentage of software licenses and hardware sales	39.1%			49.4%

Total cost of revenues	$2,638	$(385)	(12.7)%	$3,023

Costs of maintenance and services revenues

     Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance and EDI billing and statement printing services, and postage. The decrease of approximately $0.4 million is primarily the result of a $0.3 million decrease in third party consultant costs related to our product implementations and a $0.1 million decrease in EDI supplier costs.

Cost of software license and hardware revenues

     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. These dollar amounts remained constant but decreased as a percentage of revenue due to increased software license and system sales. The decrease is primarily the result of a decrease of amortization of capitalized software costs of approximately $0.2 million, which is the result of the fourth quarter of 2004 $3.2 million write-off of capitalized software costs. The decrease is offset by an increase in system costs.

AMICAS, Inc.

Operating expenses

	Three Months Ended
	March 31,
	(In thousands except percentages)
	2005	Change	Change (%)	2004

Selling, general and administrative	$8,216	$(312)	(3.7)%	$8,528
Percentage of total revenue	68.0%			90.1%

Research and development	$2,358	$(47)	(2.0)%	$2,405
Percentage of total revenues	19.5%			25.4%

Depreciation and amortization	$493	$(69)	(12.3)%	$562
Percentage of total revenues	4.1%			5.9%

Selling, general and administrative

     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. The decrease of $0.3 million in selling, general and administrative is primarily due a decrease in salaries of $0.2 million, marketing expenditures of $0.2 million, and $0.1 million in discretionary travel, meals and entertainment. This is partially offset by an increase in legal and accounting fees of $0.2 million.

Research and development

     The decrease in research and development expenses of approximately $50,000 is primarily due a decrease in third party development costs of $0.1 million and $50,000 in recruiting fees, which is partially offset with an increase of salaries of our research and development staff of $0.1 million.

Depreciation and amortization

     The decrease in depreciation and amortization of approximately $0.1 million is primarily due to a decrease in assets as a result of our $1.4 million related to write-down of our Enterprise Resource Planning system in the fourth quarter of 2004.

Settlement of earn-out

     In the first quarter of 2005, approximately $1.1 million was recorded as charges related to the earn-out bonus which included approximately $0.9 million for the acceleration of earn-out bonuses pursuant to agreements with two former Amicas PACS whose employment was terminated by mutual agreement. We expect to record an additional $1.2 million of charges related to the earn-out bonus throughout 2005.

AMICAS, Inc.

Non-operating income (expense)

	Quarter Ended
	March 31,
	(In thousands except percentages)
	2005	Change	Change (%)	2004

Interest income	$413	$387	1488%	$26
Interest expense	(747)	(373)	(100)%	(374)

Total interest expense, net	$(334)	$14	4%	$(348)

Interest Income

     The increase of approximately $0.4 million in interest income is primarily due to the increase in cash and cash equivalent balance from the January 2005 sale of the Medical Business for $100.0 million in cash proceeds less approximately $23.2 million repayment of the Wells Fargo Foothill credit facility. Additionally, the increase is attributable due to an increased interest rate being earned on our cash and cash equivalent balance.

Interest Expense

     The increase in interest expense is primarily due to the approximately $0.7 million write-off of deferred financing costs related to our Wells Fargo Foothill credit facility as a result of the full pay-off of the credit facility in January 2005. In conjunction with the pay-off the credit facility was terminated.

(Benefit) provision for income taxes

     In the three-month months ended March 31, 2005, we recorded an income tax benefit of $1.48 million attributed to continuing operations as compared to an income tax provision of approximately $0.1 million in the three months ended March 31, 2004. The income tax benefit is based upon our projected effective income tax rate of 39.0% for 2005 applied against our loss from continuing operations.

Gain on the Sale of Discontinued Operations

     On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $100 million.

     In the first quarter of 2005, the Company recorded a net gain from the sale of approximately $46.1 million which is net of approximately: (a) $16.2 million of net assets transferred to Cerner (b) $1.2 million of post closing purchase price adjustments, (c) $34.6 million of income taxes, (d) $0.9 million relating to the modification of stock options granted to certain employees of the Medical Division and (e) $1.0 million of additional fees and transaction costs related to the sale.

     The $34.6 million income tax provision includes the realization of the $28.2 million deferred tax asset that the Company had previously recorded and a current tax liability at March 31, 2005 of $6.4 million.

AMICAS, Inc.

     Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the Medical Division and the anesthesiology business and certain obligations under assigned contracts and intellectual property. As of March 31, 2005, the Company accrued for approximately $1.2 million relating to the post-closing purchase price adjustment. The Company expects to finalize the post-closing adjustments in the second quarter of 2005.

AMICAS, Inc.

Liquidity and Capital Resources

     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $88.6 million as of March 31, 2005, as compared to $12.6 million as of December 31, 2004. Additionally, as of March 31, 2005, we increased our working capital by $48.7 million from December 31, 2004. Cash used in operating activities for the first quarter of 2005 amounted to $1.1 million.

     Cash provided by financing activities for the first quarter of 2005 resulted in cash provided by investing activities was $99.1 million. This total includes $100.0 million in cash received from the sale of the Medical Division and $0.3 million from the sale of certain assets, offset by $1.0 million in payment of transaction costs related to the sale of the discontinued operations and $0.2 million used primarily for purchases of computer equipment and software.

     Cash used in investing activities for the first quarter of 2005 amounted to $21.9 million, consisting of $23.2 million for the pay-off of our debt with Wells Fargo Foothill, partially offset by $1.3 million of payments received in connection with the exercise of stock options by certain employees.

     On December 9, 2004, we amended the November 25, 2003 Amicas PACS merger agreement. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that we pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to approximately $14.5 million.

     Pursuant to the amended merger agreement, former Amicas PACS stockholders would receive a total of $10.0 million. Of the $10.0 million, we paid $4.3 million three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004 and $5.7 in April 2005. As of April 2005, the obligation was paid in full.

     Additionally, pursuant to the amended merger agreement, we paid approximately $2.2 million to certain Amicas PACS employees as additional earn-out consideration in December 2004 and January 2005. We are also committed to pay an additional amount of approximately $2.2 million under the amendment to the Amicas PACS merger agreement. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. Per the terms of their separation agreements of two former Amicas PACS executives, we expect to pay out approximately $0.9 million in the second quarter of 2005 and the balance of $1.4 million to other Amicas PACS employees on or about December 31, 2005.

     On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill of approximately $23.2 million and our credit facility was terminated.

     As consideration for the sale of the Medical Division to Cerner, we received approximately $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimate that we may need to pay Cerner approximately $1.2 million relating to the post-closing purchase price adjustment. In addition, we paid approximately $1 million in the first quarter of 2005 for additional fees and transaction costs relating to the sale. In connection with the Transition Services Agreement between us and Cerner dated January 3, 2005, we have committed to pay Cerner approximately $0.2 million to $0.3 million per year through April 2007 for certain EDI services.

AMICAS, Inc.

     The following table summarizes, as of March 31, 2005, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations (amounts listed under operating leases and other commitments include amounts which were subsequently assigned to Cerner in January 2005):

	Payments Due by Period
		April 1, 2005-
	Totals	December 31, 2005	2006	2007	2008	Thereafter

	(In thousands)
Debt	$5,722	$5,722	$—	$—	$—	$—
Operating leases	3,719	947	1,181	1,235	356	—
Other commitments	12,907	3,533	3,345	2,909	2,496	$624
Other long-term liabilities	412	109	135	—	—	—
Capital leases	57	39	18	—	—	—

	$22,817	$10,350	$4,679	$4,144	$2,852	$624

     On May 6, 2005, we announced that our Board of Directors has authorized us to repurchase of up to $15 million of our common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by us based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. The repurchase program will be funded using our working capital.

     On March 8, 2005, we entered a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company additional option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent is $28,539 per month through May 31, 2005 and will increase to $30,577 per month through July 31, 2006. If the Company extends the lease for the additional seventeen months the base rent will increase then to $33,975 per month until the end of the extended term.

     Additionally, on March 4, 2005, we entered into a sublease agreement for additional office space at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. The base rent will increase to a total of $55,377 per month.

     On January 3, 2005, we entered into a Transition Services Agreement with Cerner (the “Transition Services Agreement”) in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, we will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of the services we provide extend through December 31, 2005 and other Cerner-provided services extend through March 31, 2009.

     In January 2005, in connection with the Transition Services Agreement with Cerner, we assigned our agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the month of April 2005, we are now committed to pay approximately $30,000 to Cerner for processing services. For months thereafter, the annual services fee will range from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We assigned its agreement with NDC to Cerner. We are committed to minimum quarterly volumes and are required to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. We are also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.

AMICAS, Inc.

     In January 2005, in connection with the sale of the Medical Division to Cerner, we assigned certain operating lease agreements relating to the Medical Division to Cerner. As a result, the Company’s future payments due under our outstanding lease agreements, including the March 2005 leases which is reflected in the commitment table described above, which decreased to a total of $4.1 million with $1.3 million due in 2005, $1.2 million due in 2006, $1.2 million due in 2007 and $0.4 million due in 2008.

     In connection with our employee savings plans, we are committed, for the 2005 plan year, to contribute to the plans. The matching contribution for 2005 is estimated to be approximately $0.5 million and will be made 75% in cash and 25% in shares of our common stock.

     We anticipate capital expenditures of approximately $1.2 million for 2005.

     To date, the overall impact of inflation on us has not been material.

     We expect to pay approximately $1.8 million in 2005 for severance-related costs relating to the termination of employment from the relocation of our corporate headquarters office.

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

AMICAS, Inc.

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

     In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement; and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in 2005.

     As permitted under Delaware law, we have agreements under which we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2005.

     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2005.

AMICAS, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe we are not subject to material foreign currency exchange rate fluctuations, as most of our sales and expenses are domestic and therefore are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

     As March 31, 2005, the Company held approximately $88.6 million in cash and cash equivalents, consisting primarily of money market funds and three month treasury bills. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity of three months.

AMICAS, Inc.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our Annual Report on Form 10-K for the year-end December 31, 2004. In the report, management concluded that there was a material weakness in our internal control over financial reporting. The management report described the material weaknesses as a material weakness in the Company’s internal control over the financial report with respect to accounting for income taxes as of December 31, 2004. To remediate this deficiency in our internal control over financial reporting with respect to accounting for income taxes, in the first quarter of 2005, we engaged an accounting firm to periodically review our accounting for income taxes prior to providing such information to our independent auditors.

     Other than the change described above, there has been no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMICAS, Inc.

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

     In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement; and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in 2005.

     As permitted under Delaware law, we have agreements under which we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2005.

     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2005.

ITEM 5. OTHER INFORMATION

     On May 6, 2005, we announced that our Board of Directors has authorized the repurchase of up to $15 million of our common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes. The repurchase program will be funded using our working capital.

AMICAS, Inc.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
10.1	Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc.

10.2	Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc.

10.3	Separation Agreement, dated March 31, 2005, by and between AMICAS, Inc. and Hamid Tabatabaie (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2005).

10.4	Employment Agreement, dated March 28, 2005, by and between AMICAS, Inc. and Peter McClennen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

AMICAS, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2005.

AMICAS	, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer