Form 10-Q
period 2005-06-30
AMICAS, Inc.
filed 2005-08-09
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-25311
AMICAS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2248411 (I.R.S. Employer Identification No.)
20 Guest Street, Suite 200, Boston MA 02135
(Address of principal executive offices, including zip code)
(617) 779-7878
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
As of August 5, 2005 there were 46,862,240 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 30, 2005.
AMICAS and VitalWorks, are registered trademarks of AMICAS, Inc.
All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,005	$12,634
Accounts receivable, net of allowance of $1,303 and $2,200, respectively	14,546	11,423
Computer hardware held for resale	130	279
Deferred income taxes, net	—	28,200
Prepaid expenses and other current assets	1,940	3,053
Current assets of discontinued operations	—	10,551

Total current assets	99,621	66,140

Property and equipment, less accumulated depreciation and amortization of $4,766 and $4,182, respectively	1,290	1,988
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $3,099 and $2,120, respectively	10,601	11,580
Other intangible assets, less accumulated amortization of $670 and $462, respectively	2,724	2,938
Other assets	894	1,447
Non-current assets of discontinued operations	—	22,480

Total Assets	$142,443	$133,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,794	$12,045
Deferred revenue, including unearned discounts	12,368	10,474
Current portion long-term debt	20	9,657
Other current liabilities	1,737	—
Current liabilities discontinued operations	—	13,996

Total current liabilities	27,919	46,172

Long-term debt	—	19,017
Non-current liabilities of discontinued operations	—	2,813
Other liabilities, primarily unearned discounts re: outsourced printing services	1,109	1,229
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 200,000,000 shares authorized; 47,829,663 and 46,338,568 shares issued, respectively	48	46
Additional paid-in capital	216,859	211,888
Accumulated deficit	(97,020)	(140,807)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	113,415	64,655

Total Liabilities and Stockholders’ Equity	$142,443	$133,886

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Maintenance and services	$8,933	$7,269	$17,355	$13,810
Software licenses and system sales	3,863	2,723	7,524	5,648

Total revenues	12,796	9,992	24,879	19,458

Costs and expenses
Cost of revenues:
Maintenance and services	1,378	1,532	2,585	3,112
Software licenses and system sales, including amortization of software costs of $489, $794, $987 and $1,589, respectively	1,381	1,177	2,812	2,620
Selling, general and administrative	7,129	7,982	15,345	16,185
Research and development	2,203	2,248	4,562	4,653
Depreciation and amortization	467	515	961	1,077
Settlement of earn-out	468	—	1,554	—
Settlement of litigation	—	—	—	325
Restructuring	332	—	1,023	—

Total costs and expenses	13,358	13,454	28,842	27,972

Operating loss	(562)	(3,462)	(3,963)	(8,514)

Other income (expense)
Interest income	514	27	929	53
Interest expense	(2)	(351)	(749)	(724)

Loss from continuing operations, before income taxes	(50)	(3,786)	(3,783)	(9,185)
(Benefit from) provision for income taxes on continuing operations	(19)	75	(1,500)	150

Loss from continuing operations	(31)	(3,861)	(2,283)	(9,335)

Gain on the sale of discontinued operations, net of taxes of $34,600	—	—	46,070	—
Income from discontinued operations	—	3,870	—	7,160

Net (loss) income	$(31)	$9	$43,787	$(2,175)

Net (loss) income per share

Basic:
Continuing operations	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Discontinued operations	0.00	0.09	1.03	0.16

	$(0.00)	$0.00	$0.98	$(0.05)

Diluted:
Continuing operations	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Discontinued operations	0.00	0.09	1.03	0.16

	$(0.00)	$0.00	$0.98	$(0.05)

Weighted average number of shares outstanding:
Basic	45,169	43,438	44,897	43,405

Diluted	45,169	43,438	44,897	43,405

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Loss from continuing operations	$(2,283)	$(9,335)
Gain/income from discontinued operations	46,070	7,160

Net income (loss)	43,787	(2,175)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(73,244)	—
Deferred tax expense	28,200	—
Settlement of litigation	—	325
Depreciation and amortization	961	1,626
Provisions for bad debts, returns and discounts	915	1,058
Amortization of deferred financing costs, charged to interest expense	—	111
Write-off of deferred financing costs, charged to interest expense	661	—
Amortization of software development costs	987	1,589
Non-cash stock compensation expense	175	—
Changes in operating assets and liabilities:
Accounts receivable	8,618	(1,684)
Computer hardware held for resale, prepaid expenses and other assets	(2,476)	278
Accounts payable and accrued expenses	(5,976)	1,137
Deferred revenue including unearned discount	(4,440)	2,450
Other liabilities	(1,126)	—

Cash (used in) provided by operating activities	(2,958)	4,715

Investing activities
Software product development costs	—	(828)
Proceeds from sale of discontinued operations	100,000	—
Payment of transaction costs related to sale of discontinued operations	(1,026)	—
Proceeds from sale of assets	278	—
Purchases of property and equipment	(373)	(1,409)

Cash provided by (used in) investing activities	98,879	(2,237)

Financing activities
Debt payments	(28,894)	(4,687)
Proceeds from exercise of common stock options and warrants	3,344	361
Deferred financing costs	—	(167)

Cash used in financing activities	(25,550)	(4,493)

Increase (decrease) in cash and cash equivalents	70,371	(2,015)
Cash and cash equivalents at beginning of period	12,634	20,128

Cash and cash equivalents at end of period	$83,005	$18,113

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,291	$34
Interest paid	97	636
See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
A. Business
     AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”)- independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight ServicesSM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
     On January 3, 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”) (See Note C).
     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Accounting Changes and Error Corrections
     In June 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the impact of SFAS 123(R) on its results of operations.
Stock-Based Compensation
     The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the underlying shares at the date of the grant. The Company accounts for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.
     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s loss from continuing operations, as reported, would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(31)	$(3,861)	$(2,283)	$(9,335)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	—	—	175	—

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(515)	(190)	(1,011)	(325)

Pro forma loss from continuing operations	$(546)	$(4,051)	$(3,119)	$(9,660)

Loss per share — continuing operations:
Basic — as reported	$(0.00)	$(0.09)	$(0.05)	$(0.22)

Basic — pro forma	$(0.01)	$(0.09)	$(0.07)	$(0.22)

Diluted — as reported	$(0.00)	$(0.09)	$(0.05)	$(0.22)

Diluted — pro forma	$(0.01)	$(0.09)	$(0.07)	$(0.22)
The fair value for stock option awards is estimated at the date of the grant using a Black-Scholes option-pricing model.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
Net (Loss) Income Per Share
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator — (loss) income
Continuing operations	$(31)	$(3,861)	$(2,283)	$(9,335)
Discontinued operations	—	3,870	46,070	7,160

	$(31)	$9	$43,787	$(2,175)

Denominator:
Basic EPS — weighted-average shares	45,169	43,438	44,897	43,405
Effect of dilutive securities, stock option and warrant rights	—	—	—	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	45,169	43,438	44,897	43,405

Basic net (loss) income per share:
Continuing operations	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Discontinued operations	0.00	0.09	1.03	0.16

	$(0.00)	$0.00	$0.98	$(0.05)

Diluted net (loss) income per share:
Continuing operations	$(0.00)	$(0.09)	$(0.05)	$(0.22)
Discontinued operations	0.00	0.09	1.03	0.16

	$(0.00)	$0.00	$0.98	$(0.05)

     Stock options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004, because their effect would have been anti-dilutive. However, these instruments could be dilutive in future periods.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
Comprehensive (Loss) Income
     Comprehensive (loss) income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive (loss) income is equivalent to its consolidated net (loss) income for all periods presented.
C. Gain from Sale of Discontinued Operations
     On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of $100 million.
     In the first quarter of 2005, the Company recorded a net gain from the sale of approximately $46.1 million, which is net of approximately: (a) $16.2 million of net assets transferred to Cerner, (b) $1.2 million of post-closing purchase price adjustments, (c) $34.6 million of income taxes, (d) $0.9 million relating to the modification of stock options granted to certain employees of the medical division and (e) $1.0 million of additional fees and transaction costs related to the sale.
     The $34.6 million income tax provision includes the realization of $28.2 million of deferred tax assets that the Company had previously recorded and a current tax liability in the first quarter of 2005 of $6.4 million.
     Under the terms of the Purchase Agreement, (a) Cerner Corporation (“Cerner”) agreed to pay the Company $100 million in cash, subject to a post-closing purchase price adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the Medical Division and certain obligations under assigned contracts and intellectual property. In the first quarter of 2005, the Company estimated and accrued for $1.2 million relating to the post-closing purchase price adjustments. As of June 30, 2005, no amount relating to the post-closing purchase price adjustments has been paid.
     In the second quarter of 2005, Cerner notified the Company that it disputed the proposed $1.2 million post-closing adjustment amount and asserted that the Company owes Cerner a total of $3.3 million in post-closing purchase price adjustments. The Company disagrees with Cerner’s contentions and in accordance with the terms of the Purchase Agreement, the matter relating to post-closing price adjustments will be submitted to a third party accounting firm for arbitration and final resolution. The Company expects to finalize the post-closing purchase price adjustments in the third quarter of 2005.
               Condensed results of operations relating to the Medical Division (in thousands) are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004
Revenues	$17,844	$35,104
Gross profit	13,104	25,483
Operating income	3,870	7,162
Income from discontinued operations	3,870	7,161

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
D. Business Combination
     On November 25, 2003, the Company acquired 100% of the outstanding capital stock of Amicas PACS, a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Commonly referred to in the marketplace as PACS (picture archiving and communication systems), these software solutions allow radiologists and other physicians to examine, store, and distribute digitized medical images. The Company financed $15 million of the purchase price through the use of its credit line (see Note F). The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In addition, the Company assumed incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation, tied to the attainment of the earnings targets for the contingent earn-out period.
     On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that the Company will pay to Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million as set forth below.
     Amicas PACS stockholders received an additional $10.0 million in consideration. In 2004, this additional consideration paid to the Amicas PACS stockholders, under the settlement of the earn-out provisions, was recorded as additional goodwill. The Company paid Amicas PACS stockholders the total additional consideration of $10 million as follows: $4.3 million in December 2004 and the remaining balance of $5.7 million in April 2005.
     Amicas PACS employees will receive a total of up to $4.5 million in satisfaction of certain obligations under the Amicas PACS bonus plan. The Company paid a total of approximately $2.2 million in December 2004 and January 2005 under the Amicas PACS bonus plan. Additionally, in the second quarter of 2005, the Company paid approximately $0.9 million. The Company expects to pay the remaining balance of $1.4 million on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company.
     The Company recorded approximately $0.5 million and $1.6 million in expense relating to the amounts paid, or to be paid under the Amicas PACS bonus plan for the three and six months ended June 30, 2005, respectively. The $1.6 million included approximately $1.1 million relating to the acceleration of the payment to former Amicas PACS executives. The Company expects to record an additional $0.5 million in expense related to the Amicas PACS bonus plan in the second half of 2005. The Company recorded $2.4 million in expense relating to the Amicas PACS bonus plan in 2004.
E. Restructuring and Executive Termination Costs
Restructuring
     The 2004 Plan. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts, their employment would be terminated under a plan of termination. The employees were terminated in the fourth quarter of 2004 and the first quarter of 2005. Pursuant to their termination agreements, the Company had agreed to pay their salary and provide certain benefits, during their severance period.
     In the quarter ended March 31, 2005, the Company recorded a $0.7 million charge for costs associated with employees terminated during the first quarter of 2005 and a $0.2 million non-cash stock compensation expense for certain modified stock awards.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
     As of June 30, 2005, there was approximately $0.8 million, remaining to be paid in costs associated with their termination, including $0.3 million to be paid to a former executive officer. The remaining unpaid amounts are expected to be paid over the related severance periods, which are scheduled to be completed by the second quarter of 2006.
          The 2005 Plan. In May 2005, the Company notified 13 of its employees that their employment would be terminated in the second quarter of 2005 and, pursuant to their termination agreements, the Company agreed to pay their salary during their severance period. In the second quarter ended June 30, 2005, the Company recorded a $0.2 million charge for costs associated with their termination.
     As of June 30, 2005, there was approximately $125,000 remaining to be paid in costs associated with their termination. The remaining unpaid amounts are expected to be paid over the respective severance periods, which are scheduled to be completed in 2005.
          Office Closure. In June 2005, the Company vacated its former Ridgefield, CT headquarters and determined it had no future use for this leased space. In the second quarter of 2005, the Company recorded a restructuring charge for the remaining contractual lease payments under the lease agreement of approximately $133,000, which is to be paid over the remaining term ending on December 31, 2005. As of June 30, 2005, no amounts have been paid.
          Executive Termination Costs. On March 31, 2005, the Company entered into a separation agreement with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company has agreed to pay the executives two months of salary and other compensation obligations. In the quarter ended March 31, 2005, the Company recorded approximately $80,000 in costs related to the termination of employment of these executives. Additionally, under the separation agreements, in the first quarter of 2005, the Company accelerated the payment of certain earn-out bonuses in the amount of $0.9 million (see Note D). As of June 30, 2005, all amounts have been paid.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
F. Commitments and Contingencies
Leases
     Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year are as follows:

Year	Capital	Operating
	(In thousands)
2005	$28	$626
2006	9	1,181
2007	—	1,235
2008	—	356
2009	—	—
Thereafter	—	—

	37	$3,398

Less current portion	28

Long-term obligations under capital leases	$9

     As of June 30, 2005, these capital lease amounts have been included in other liabilities, long-term.
     On March 4, 2005, the Company entered into a sublease agreement for additional office space at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. Effective July 1, 2006, the base rent will increase to a total of $55,377 per month and the amount of subleased space will increase.
     Additionally, on March 8, 2005, the Company entered a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent was $28,539 per month through May 31, 2005 and increased to $30,577 per month through July 31, 2006. If the Company extends the lease for the additional six months, the base rent will increase to $33,975 per month until the end of the extended term.
Agreements with Cerner
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Certain of the Company-provided services extend through December 31, 2005 and certain Cerner-provided services extend through March 31, 2009. As of June 30, 2005, approximately $1.0 million was owed by Cerner to the Company under the transition services agreement.
     In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The Company is committed to minimum

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
quarterly volumes and is required to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. The Company is also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.
     In January 2005, in connection with the sale of the Medical Division to Cerner, the Company assigned certain operating lease agreements relating to the Medical Division to Cerner, which are not included in the lease committee table above.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2005 plan year, to contribute to the plans. The matching contribution for the second half of 2005 is estimated to be approximately $0.3 million and will be made 75% in cash and 25% in shares of the Company’s common stock.
Earn-out Bonuses
     The Company is committed to pay up to $2.3 million to certain Amicas PACS employees as additional Amicas earn-out bonus consideration under the amendment to the Amicas PACS merger agreement (see Note D). In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company. In the second quarter of 2005, the Company paid out approximately $0.9 million related to the Amicas earn-out bonus and expects to pay the remaining balance of the Amicas earn-out bonus of $1.4 million on or about December 31, 2005.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
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
     In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $0.5 million in the first quarter of 2005. This amount was expensed in the fourth quarter of 2004.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employees’ lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2005.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2005.
G. Segment Reporting
     Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to radiology practices, including hospital radiology department and ambulatory imaging centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The Company’s revenues are earned and expenses are incurred principally in the domestic United States market.
H. Income Tax Benefit
     In the three and six months ended June 30, 2005, the Company recorded an income tax benefit attributed to continuing operations of approximately $19,000 and $1.5 million, respectively. The income tax benefit is based upon the Company’s projected effective income tax rate of 39% for 2005 applied against the Company’s loss from continuing operations.
I. Stockholders’ Equity
     On May 6, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes. The repurchase program will be funded using the Company’s working capital. As of June 30, 2005, the Company had not repurchased any of its common stock under the repurchase program.

AMICAS, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors That May Affect Future Results
     Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will”, “should”, “might” and similar expressions to identify forward-looking statements. In particular, the statements regarding the potential results of our acquisition of Amicas PACS and the effects on our operations of the Asset Sale are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
     We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.
     Our operating results will vary significantly from quarter to quarter and from year to year. We had a net income of $43.8 million (which included a $46.1 million net gain from the sale of the Medical Division) in the six months ended June 30, 2005, and a net loss of $(12.5) million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $(2.3) million, $(26.5) million and $(10.7) million, respectively, for the six months ended June 30, 2005 and years ended December 31, 2004 and 2003 and income of $4.0 million for the year ended December 31, 2002.
     Our operating results have been and/or may be influenced significantly by factors such as:
•	release of new products, product upgrades, product packaging and services, and the rate of adoption of these products and services by new and existing customers;
•	timing, cost and success or failure of our new product and service introductions and upgrade releases;
•	length of sales and delivery cycles;
•	size and timing of orders for our products and services;

AMICAS, Inc.
•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.
     Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, Vision Series™ PACS, and our radiology information system, Vision Series™ RIS, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.
Our future success is dependent in large part on the success of our current products.
     In the first quarter of 2005, we sold our Medical Division, which represented 63%, 69%, and 67% of our total revenues in 2004, 2003 and 2002, respectively. We have devoted substantial resources to the development and marketing of our current products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our Vision Series ™ PACS and Vision Series ™ RIS product, related products and service offerings.
We may fail to realize the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS.
     Our expectations with regard to the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS are subject to significant risks and uncertainties including:

AMICAS, Inc.
•	our ability to retain Amicas PACS key personnel or integrate them into our operations. In particular, the loss of these employees would compromise the value of the Amicas PACS customer base and/or its software products and technologies;

•	our ability to integrate the RIS and PACS products as may be, and/or to the extent, required by the marketplace, including our ability to deliver the related professional services;

•	our ability to sell Amicas PACS products and services into the imaging center market, including to our existing radiology customers;

•	our ability to execute on our strategy and realize our revenue goals and control costs and expenses relating to the acquisition;

•	our ability to coordinate the business cultures of the two organizations;

•	the integrity of the intellectual property of Amicas PACS; and

•	continued compliance with all government laws, rules and regulations for all applicable products.
If our new products, including product upgrades, and services do not achieve sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.
     The success of our business will depend in large part on the market acceptance of:
•	new products and services, such as our medical image management systems and our radiology information system, or RIS, existing products, support and services; and

•	enhancements to our existing products, support and services.
     There can be no assurance that our customers will accept any of these products, product upgrades, or services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades, support or services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades, or services could have a material adverse effect on our business.
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
     If we are unable to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If new software sales and services do not materialize, our maintenance and electronic data interchange, or EDI, services revenues can be expected to decrease over time due to the combined effects of attrition of existing customers and a shortfall in new customer additions.
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

AMICAS, Inc.
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

AMICAS, Inc.
     We may undertake additional acquisitions if we identify companies with desirable applications, products, services, distribution capabilities, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain acquired companies’ personnel or integrate them into our operations, the value of the acquired, applications, products, services, distribution capabilities, business technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:
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

AMICAS, Inc.
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
     We rely on third parties to provide certain services and products critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also sell third party products, several of which manipulate clinical data and information. We also sell third party products, several of which manipu late clinical data and information. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending against and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.
We are subject to government regulation and legal uncertainties, the compliance with which could have a material adverse effect on our business.
  HIPAA
     Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under the Health Insurance Protability and Accountability Act (“HIPAA”). The total extent and amount of resources to be expended is not yet known. Because some of these regulations are relatively new, there is uncertainty as to how they will be interpreted and enforced.
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

AMICAS, Inc.
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
State and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use our services expose us to liability.
     The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial governmental regulation. Although compliance with these laws and regulations is principally the responsibility of the healthcare provider, under these current laws and regulations patient confidentiality rights are evolving rapidly. A breach of any privacy rights of a customer and/or patient of a customer by one of our employees could subject us to significant liability. In addition to the obligations being imposed at the state level, there is also legislation governing the dissemination of medical information at the federal level. The federal regulations may require holders of this information to implement security measures, which could entail substantial expenditures on our part. Adoption of these types of legislation or other changes to state or federal laws could materially affect or restrict the ability of healthcare providers to submit information from patient records using our products and services. These kinds of restrictions would likely decrease the value of our applications to our customers, which could materially harm our business.
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

AMICAS, Inc.
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

AMICAS, Inc.
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

AMICAS, Inc.
We may be exposed to credit risks of our customers.
     We recorded revenues from continuing operations of $12.8 million and $24.9 million in the three and six months ended June 30, 2005 and $10.0 million and $19.5 million in the three and six months ended June 30, 2004, and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our customers would not have an adverse impact on our results of operations, financial condition or cash flow from operations.
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

AMICAS, Inc.
Overview
     AMICAS, Inc. is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, HIS/RIS-independent PACS, featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Services, a set of customer-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our customers with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.
     Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services.
     On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of our Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As a result of this transaction, historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimated and accrued for the payment to Cerner of approximately $1.2 million relating to the post-closing purchase price adjustments. As per terms of the Purchase Agreement, Cerner has disputed this amount and contends we owe $3.3 million for post-closing purchase price adjustments. The post-closing purchase price adjustments matter will be submitted to a third party accounting firm for arbitration and final resolution. We anticipate that we will receive a final and binding decision in the third quarter of 2005.
     In the first quarter of 2005, we recorded a net gain on the sale of the Medical Division for $46.1 million, net of income taxes and other transaction fees.
     On January 3, 2005, we repaid the entire outstanding balance of approximately $23.2 million under our credit facility with Wells Fargo Foothill, Inc. and the credit facility was terminated.
     On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc. (“Amicas PACS”), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).
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

AMICAS, Inc.
     On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provides that we will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million as discussed below.
     As of June 30, 2005, former Amicas PACS stockholders received a total of $10.0 million in additional consideration. The additional consideration paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recorded as additional goodwill.
     Additionally under the amended merger agreement, certain Amicas PACS employees would receive a total of up to $4.5 million in satisfaction of certain obligations under Amicas PACS bonus plan. As of June 30, 2005, we have paid out a total of approximately $3.1 million under the Amicas PACS bonus plan. We expect to pay out the remaining $1.4 million on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us.

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
     Gain on Sale of Medical Division - On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together the Medical Division, to Cerner. As consideration for the Asset Sale, we received $100 million in cash, which is subject to a post-closing purchase price adjustment. We have accrued for approximately $1.2 million relating to these post-closing purchase price adjustments. Our accrual is based upon what we estimate we will need to pay Cerner for these post-closing adjustments. This estimate is based upon all information available to us. Cerner has notified us that it is disputing the proposed amount of $1.2 million and contends we owe a total of $3.3 million in post-closing purchase price adjustments. The Company disagreed with Cerner’s contentions and in accordance with the terms of the Purchase Agreement, the matter will be submitted to a third party accounting firm for arbitration and final resolution.
Recent Accounting Pronouncements
Accounting Changes and Error Corrections
     On June 7, 2005, the Financial Account Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect

AMICAS, Inc.
adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We are currently evaluating the impact of Statement No. 123(R) on our results of operations.

AMICAS, Inc.
Results of Continuing Operations
Revenues

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Maintenance and services	$8,933	$1,664	22.9%	$7,269	$17,355	$3,545	25.7%	$13,810
Percentage of total revenues	69.8%			72.7%	69.8%			71.0%

Software licenses and system sales	$3,863	$1,140	41.9%	$2,723	$7,524	$1,876	33.2%	$5,648
Percentage of total revenues	30.2%			27.3%	30.2%			29.0%

Total revenues	$12,796	$2,804	28.1%	$9,992	$24,879	$5,421	27.9%	$19,458

     We recognize software license revenues and system (computer hardware) sales upon execution of a master license agreement and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall remain. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine customer support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.
Maintenance and services
     Maintenance and services revenue was $8.9 million for the three months ended June 30, 2005, compared to $7.3 million for the three months ended June 30, 2004. The increase in maintenance and services revenues of approximately $1.7 million or 23% is primarily due to a $0.9 million increase in implementation and training revenues and a $0.7 million increase in maintenance revenues. The $0.9 million increase in implementation and training revenues is primarily due to the delivery of services, achieving implementation milestones and new customers and associated services revenues. The $0.7 million increase in maintenance revenues is primarily due to the addition of new customers and associated maintenance revenues.
     Maintenance and services revenue was $17.4 million for the six months ended June 30, 2005, compared to $13.8 million for the six months ended June 30, 2004. The increase in maintenance and services revenues of approximately $3.6 million or 26% is primarily due to a $1.9 million increase of implementation and training services revenues, $1.5 million increase in maintenance revenues and a $0.2 million increase in EDI services revenues. The $1.9 million increase in implementation and training revenues is primarily due to the delivery of services, achieving implementation milestones and new customers and associated services revenues. The $1.5 million increase in maintenance revenues is the result of the addition of new customers and associated maintenance revenues.
Software licenses and system sales
     Software license and system sales was $3.9 million for the three months ended June 30, 2005, compared to $2.7 million for the three months ended June 30, 2004. The increase of $1.2 million or 42% is primarily due to a $1.2 million increase in software sales to new customers and additional software to existing customers.
     Software license and system sales was $7.5 million for the six months ended June 30, 2005, compared to $5.6 million for six months ended June 30, 2004. The increase of $1.9 million or 33% is primarily due to an increase in software sales of $1.7 million to new customers and additional software to existing customers and an increase of $0.2 million in system sales.

AMICAS, Inc.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, Vision Series™ PACS, and Vision Series ™ RIS. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing customers and a shortfall in new customer additions.
Cost of revenues

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Maintenance and services	$1,378	$(154)	-10.1%	$1,532	$2,585	$(527)	-16.9%	$3,112
Percentage of maintenance and services revenues	15.4%			21.1%	14.9%			22.5%

Software licenses and system sales	$1,381	$204	17.3%	$1,177	$2,812	$192	7.3%	$2,620
Percentage of software licenses and system sales	35.7%			43.2%	37.4%			46.4%

Total cost of revenues	$2,759	$50	1.8%	$2,709	$5,397	$(335)	-5.8%	$5,732

Costs of maintenance and services revenues
     Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants. Cost of maintenance and services revenue and its related gross margin do not include our personnel salaries, benefits and other allocated indirect costs related to the delivery of our services and support.
     Cost of maintenance and services revenue was $1.4 million for the three months ending June 30, 2005, compared to $1.5 million for the three months ended June 30, 2004. The decrease of approximately $0.1 million or 10% is primarily due to a $0.1 million decrease in third party consultant costs related to our product implementations.
     Cost of maintenance and services revenues was $2.6 million for the six months ended June 30, 2005, compared to $3.1 million for the six months ended June 30, 2004. The decrease of approximately $0.5 million or 17% is primarily due to a $0.2 million decrease in third party consultant costs related to our product implementations and a $0.3 million decrease in third party EDI supplier costs.
Cost of software license and systems sales
     Cost of software license and system sales consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
     Cost of software license and system sales was $1.4 million for the three months ended June 30, 2005, compared to $1.2 million for the three months ended June 30, 2004. The increase of approximately $0.2 million or 17% is primarily due to a $0.2 million increase in third party software fees and $0.3 million increase in hardware costs from systems delivered to customers partially offset by $0.3 million decrease in amortization of capitalized software costs.

AMICAS, Inc.
     Cost of software license and systems sales was $2.8 million for the six months ended June 30, 2005, compared to $2.6 million for the six months ended June 30, 2004. The increase of approximately $0.2 million or 7% is primarily due to a $0.4 million increase in third party software fees and $0.4 million increase in hardware costs from systems delivered to customers partially offset by $0.6 million decrease in amortization of capitalized software costs.

AMICAS, Inc.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Selling, general and administrative	$7,129	$(853)	-10.7%	$7,982	$15,345	$(840)	-5.2%	$16,185
Percentage of total revenue	55.7%			79.9%	61.7%			83.2%

Research and development	$2,203	$(45)	-2.0%	$2,248	$4,562	$(91)	-2.0%	$4,653
Percentage of total revenues	17.2%			22.5%	18.3%			23.9%

Depreciation and amortization	$467	$(48)	-9.3%	$515	$961	$(116)	-10.8%	$1,077
Percentage of total revenues	3.6%			5.2%	3.9%			5.5%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Additionally, selling, general and administrative expenses include our personnel salaries, benefit and other allocated costs related to the delivery of our services and support.
     Selling, general and administrative was $7.1 million for the three months ended June 30, 2005, compared to $8.0 million for the three months ended June 30, 2004. The decrease of approximately $0.9 million or 11% is primarily due to a $0.4 million decrease in salaries and benefits, a $0.2 million decrease in professional fees, a $0.2 million decrease in travel and entertainment, and a $0.1 million decrease in credit card/lockbox fees.
     Selling, general and administrative was $15.3 million for the six months ended June 30, 2005, compared to $16.2 million for six months ended June 30, 2004. The decrease of approximately $0.8 million or 5% is primarily due to a $0.2 million decrease in salaries and benefits, $0.4 million decrease in professional fees, $0.3 million decrease in marketing expenditures and $0.3 million decrease in travel and entertainment partially offset by increases of $0.2 million in accounting fees, $0.1 million in legal fees and $0.1 million in software maintenance fees.
Research and development
     Research and development expense was $2.2 million for the three months ended June 30, 2005, compared to $2.2 million for the three months ended June 30, 2004. The decrease of $45,000 or 2% is primarily due to a decrease in third party development costs.
     Research and development expense was $4.6 million for the six months ended June 30, 2005, compared to $4.7 million for the six months ended June 30, 2004. The decrease of $91,000 or 2% is primarily due a decrease in third party development costs.
Depreciation and amortization
     Depreciation and amortization was $0.5 million and $1.0 million for the three and six months ended June 30, 2005, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2004, respectively. The decrease in depreciation and amortization of $48,000 and $0.1 million is primarily due to a decrease in assets as a result of a $1.2 million write-down of our Enterprise Resource Planning system in the fourth quarter of 2004.
Settlement of earn-out
     In the three months and six months ended June 30, 2005, we recorded approximately $0.5 million and $1.6 million as charges related to the Amicas earn-out bonus, which includes approximately $1.1 million for the acceleration of earn-out bonuses, pursuant to agreements with former Amicas PACS executives, whose

AMICAS, Inc.
employment was terminated by mutual agreement. We expect to record an additional $0.5 million of charges related to the earn-out bonuses throughout 2005.

AMICAS, Inc.
Interest Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Interest income	$514	$487	1804%	$27	$929	$876	1653%	$53
Interest expense	(2)	349	99%	(351)	(749)	(25)	-3%	(724)

Total interest expense, net	$512	$836	258%	$(324)	$180	$851	127%	$(671)

Interest income
     Interest income was $0.5 million and $0.9 million for the three months and six months ended June 30, 2005, respectively, compared to $27,000 and $53,000 for the three and six months ended June 30, 2004, respectively. The increase of approximately $0.5 million for the three month period and $0.9 million for the six month period in interest income is primarily due to the increase in our cash and cash equivalent balance and a higher interest rate being earned on our cash and cash equivalent balance.
Interest expense
     Interest expense was $2,000 for the three months ended June 30, 2005, compared to $0.4 million in the three months ended June 30, 2004. The $0.3 million decrease or 99% in interest expense is primarily due to the pay-off of the credit facility in January 2005.
     Interest expense was $0.7 million for the six months ended June 30, 2005, compared to $0.7 million for the six months ended June 30, 2004. The increase expense in the six months ended June 30, 2005 is primarily due to the first quarter of 2005 $0.7 million write-off of deferred financing costs which was paid-off in January 2005. In conjunction with the pay-off, we terminated our credit facility.
(Benefit from) provision for income taxes
     In the three and six months ended June 30, 2005, we recorded an income tax benefit of $20,000 and $1.5 million attributed to continuing operations, compared to an income tax provision of approximately $0.1 million and $0.2 million in the three months and six months ended June 30, 2004. The income tax benefit recorded in 2005 is based upon our projected effective income tax rate of 39.0% for 2005 applied against our loss from continuing operations.
Gain on the sale of discontinued operations
     On January 3, 2005, we completed the sale of our Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, we received cash proceeds of approximately $100 million.
     In the first quarter of 2005, we recorded a net gain from the sale of approximately $46.1 million which is net of approximately: (a) $16.2 million of net assets transferred to Cerner including, (b) $1.2 million of post closing purchase price adjustments , (c) $34.6 million of income taxes, (d) $0.9 million relating to the modification of stock options granted to certain employees of the Medical Division and (e) $1.0 million of additional fees and transaction costs related to the sale.
     The $34.6 million income tax provision includes the realization of $28.2 million of deferred tax asset that we had previously recorded and current tax liability at March 31, 2005 of $6.4 million.
     Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on our net working capital as of the closing date, and (b) Cerner agreed

AMICAS, Inc.
to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property. As of June 30, 2005, we estimated and accrued for the payment to Cerner of approximately $1.2 million relating to the post-closing purchase price adjustments. Cerner has disputed our proposed $1.2 million post-closing purchase price adjustments and has indicated we owe them a total of $3.3 million relating to the post-closing purchase price adjustments. We expect to finalize the post-closing adjustments in the third quarter of 2005.

AMICAS, Inc.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $83.0 million as of June 30, 2005, as compared to $12.6 million as of December 31, 2004. Additionally, as of June 30, 2005, we increased our working capital by $51.8 million from December 31, 2004. Cash used in operating activities for the six month ended June 30, 2005 amounted to $3.0 million.
     Cash provided by investing activities for the six months ended June 30, 2005 was $98.9 million. This total includes $100.0 million in cash received from the sale of the Medical Division and $0.3 million from the sale of certain assets, offset by $1.0 million in payments for transaction costs related to the sale of the Medical Division and $0.4 million used primarily for purchases of computer equipment and software.
     Cash used in financing activities for the six months ended June 30, 2005 amounted to $25.6 million, consisting of $23.2 million for the pay-off of our debt with Wells Fargo Foothill, $5.7 million for the pay-off of the notes payable relating to the additional consideration in the purchase of Amicas PACS, partially offset by $3.3 million of payments received in connection with the exercise of stock options by certain employees.
     On December 9, 2004, we amended the November 25, 2003 Amicas PACS merger agreement. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that we pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to approximately $14.5 million.
     Pursuant to the amended merger agreement, former Amicas PACS stockholders received a total of $10.0 million in additional consideration and therefore the obligation was paid in full.
     Additionally, pursuant to the amended merger agreement, we paid approximately $2.2 million to certain Amicas PACS employees’ earn-out bonus payments in December 2004 and January 2005. We are also committed to pay an additional Amicas earn-out bonus payment of approximately $2.3 million. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. In the second quarter of 2005, we paid out approximately $0.9 million in Amicas earn-out bonus payments and we expect to pay out $1.4 million in Amicas PACS earn-out bonus payments on or about December 31, 2005.
     On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill of approximately $23.2 million and our credit facility was terminated.
     As consideration for the sale of the Medical Division to Cerner, we received approximately $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimated and accrued for the payment to Cerner approximately $1.2 million relating to the post-closing purchase price adjustments. Our accrual is based upon what we estimate we will need to pay Cerner for these post-closing adjustments. This estimate is based upon all information available to us. Cerner has disputed this amount of $1.2 million and contends we owe Cerner $3.3 million in post-closing adjustments. In accordance with the terms of the Asset Sale Agreement, the matter will be submitted to a third party accounting firm for arbitration in deciding the matter. We anticipate that we will receive a final and binding decision in the third quarter of 2005.
     In connection with the Transition Services Agreement between us and Cerner dated January 3, 2005, we have committed to pay Cerner approximately $0.2 million to $0.3 million per year through April 2007 for certain EDI services.

AMICAS, Inc.
     The following table summarizes, as of June 30, 2005, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations (amounts listed under operating leases and other commitments include amounts which were subsequently assigned to Cerner in January 2005):

	Payments Due by Period
		April 1, 2005 -
		December 31,
	Total	2005	2006	2007	2008	Thereafter

	(In thousands)
Debt	$—	$—	$—	$—	$—	$—
Operating leases	3,398	626	1,181	1,235	356	—
Other commitments	11,145	1,782	3,334	2,909	2,496	$624
Other long-term liabilities	244	109	135	—	—	—
Capital leases	20	11	9	—	—	—

Total	$14,807	$2,528	$4,659	$4,144	$2,852	$624

     On May 6, 2005, we announced that our Board of Directors has authorized us to repurchase of up to $15 million of our common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined us based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. The repurchase program will be funded using our working capital. To date, we have not repurchased any of our common stock under the repurchase program.
     On March 4, 2005, we entered into a sublease agreement for additional office space at the same location as our Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. Effective July 1, 2006, the base rent will increase to a total of $55,377 per month and the amount of subleased space will increase.
     Additionally, on March 8, 2005, we entered a sublease agreement to extend the lease term of our office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with an additional option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent was $28,539 per month through May 31, 2005 and increased to $30,577 per month through July 31, 2006. If we extend the lease for the additional seventeen months the base rent will increase then to $33,975 per month until the end of the extended term.
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
     In January 2005, in connection with the Transition Services Agreement with Cerner, we assigned our agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We assigned our patient statement agreement with NDC to Cerner. We are committed to minimum quarterly volumes and are required to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. We are also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.

AMICAS, Inc.
     In January 2005, in connection with the sale of our Medical Division to Cerner, we assigned certain operating lease agreements relating to our Medical Division to Cerner. As a result, our future payments due under our outstanding lease agreements, including the June 30, 2005 leases which are reflected in the commitment table described above.
     In connection with our employee savings plans, we are committed, for the 2005 plan year, to contribute to the plans. The matching contribution for the second half of 2005 is estimated to be approximately $0.3 million and will be made 75% in cash and 25% in shares of our common stock.
     We anticipate capital expenditures of approximately $0.9 million for second half of 2005.
     To date, the overall impact of inflation on us has not been material.
     We expect to pay approximately $0.8 million ending in the second half of 2006 for severance-related costs and $133,000 relating to the former Ridgefield, CT headquarters closure.
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
     In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement; and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in the first quarter of 2005.

AMICAS, Inc.
     As permitted under Delaware law, we have agreements under which we indemnify our officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2005.
     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2005.

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
     As June 30, 2005, we held approximately $83.0 million in cash and cash equivalents, consisting primarily of money market funds (approximately $15.0 million) and a three month treasury bill (approximately $59.7 million). Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity of three months or less.

AMICAS, Inc.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our Annual Report on Form 10-K for the year-end December 31, 2004. In the report, management concluded that there was a material weakness in our internal control over financial reporting. The management report described the material weaknesses as a material weakness in the Company’s internal control over the financial report with respect to accounting for income taxes as of December 31, 2004. To remediate this deficiency in our internal control over financial reporting with respect to accounting for income taxes, in the first quarter of 2005, we engaged an accounting firm to periodically review our accounting for income taxes prior to providing such information to our registered public accounting firm. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AMICAS, Inc.
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
     As permitted under Delaware law, we have agreements under which we indemnify our officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2005.

AMICAS, Inc.
     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2005.

AMICAS, Inc.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders on June 10, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter. The six directors were proposed by the Company for election as directors. All of the directors proposed by us for re-election were elected to new, one year terms by the following vote :

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining

Kenneth R. Adams	36,118,424	—	6,224,811
Phillip M. Berman	42,238,315	—	104,920
Stephen J. Denelsky	42,236,936	—	106,299
Stephen N. Kahane, M.D., M.S.	42,237,376	—	105,859
David B. Shepherd	36,119,236	—	6,223,999
Lisa W. Zappala	36,113,980	—	6,229,255
     The stockholders ratified the appointment of BDO Siedman, LLP, as our independent registered public accounting firm by the following vote: shares voted for: 42,231,346; shares voted against: 85,305; shares abstaining: 26,584.

AMICAS, Inc.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

AMICAS, Inc.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2005.

AMICAS, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer