Form 10-Q
period 2005-09-30
AMICAS, Inc.
filed 2005-11-09
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2005 there were 48,055,041 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets — September 30, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements — September 30, 2005	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	44

Item 6. Exhibits	46

Signatures	47
Ex-31.1 Section 302 Certification of C.E.O.
Ex-31.2 Section 302 Certification of C.F.O.
Ex-32.1 Section 906 Certification of C.E.O. and C.F.O.
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 30, 2005.
AMICAS and VitalWorks, are registered trademarks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$85,985	$12,634
Accounts receivable, net of allowance of $658 and $2,200, respectively	12,766	11,423
Computer hardware held for resale	150	279
Deferred income taxes, net	—	28,200
Prepaid expenses and other current assets	1,362	3,053
Current assets of discontinued operations	—	10,551

Total current assets	100,263	66,140

Property and equipment, less accumulated depreciation and amortization of $5,100 and $4,182, respectively	1,056	1,988
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $3,588 and $2,120, respectively	10,112	11,580
Other intangible assets, less accumulated amortization of $782 and $462, respectively	2,618	2,938
Other assets	941	1,447
Non-current assets of discontinued operations	—	22,480

Total Assets	$142,303	$133,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,033	$12,045
Deferred revenue, including unearned discounts	8,547	10,474
Current portion long-term debt	—	9,657
Other current liabilities	1,554	—
Current liabilities discontinued operations	—	13,996

Total current liabilities	24,134	46,172

Long-term debt	—	19,017
Non-current liabilities of discontinued operations	—	2,813
Other liabilities, primarily unearned discounts re: outsourced printing services	855	1,229

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock $.001 par value; 200,000,000 shares authorized; 47,975,548 and 46,338,568 shares issued, respectively	50	46
Additional paid-in capital	221,318	211,888
Accumulated deficit	(97,582)	(140,807)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	117,314	64,655

Total Liabilities and Stockholders’ Equity	$142,303	$133,886

See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Maintenance and services	$9,692	$7,459	$27,047	$21,268
Software licenses and system sales	3,920	3,291	11,444	8,938

Total revenues	13,612	10,750	38,491	30,206

Costs and expenses
Cost of revenues:
Maintenance and services	1,707	1,394	4,292	4,506
Software licenses and system sales, includes amortization of software costs of $489, $795, $1,477 and $2,383, respectively	1,282	1,628	4,094	4,248
Selling, general and administrative	6,904	8,070	22,247	24,580
Research and development	2,274	2,413	6,836	7,066
Depreciation and amortization	441	490	1,401	1,567
Settlement of earn-out	193	—	1,747	—
Settlement of litigation	2,471	—	2,471	—
Restructuring charges	—	285	1,023	285

	15,272	14,280	44,111	42,252

Operating loss	(1,660)	(3,530)	(5,620)	(12,046)

Non-operating income (expense)
Interest income	751	42	1,680	95
Interest expense	(2)	(367)	(751)	(1,091)

Loss from continuing operations, before income taxes	(911)	(3,855)	(4,691)	(13,042)
(Benefit from) provision for income taxes	(346)	75	(1,846)	225

Loss from continuing operations	(565)	(3,930)	(2,845)	(13,267)
Gain on the sale of discontinued operations, net of taxes of $34,600	—	—	46,070	—
Income from discontinued operations	—	3,559	—	10,721

Net (loss) income	$(565)	$(371)	$43,225	$(2,546)

Net (loss) income per share

Basic:
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Discontinued operations	—	0.08	1.01	0.25

	$(0.01)	$(0.01)	$0.95	$(0.06)

Diluted:
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Discontinued operations	—	0.08	1.01	0.25

	$(0.01)	$(0.01)	$0.95	$(0.06)

Weighted average number of shares outstanding:

Basic	47,208	43,552	45,663	43,454
Diluted	47,208	43,552	45,663	43,454
See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Loss from continuing operations	$(2,845)	$(13,267)
Gain/income from discontinued operations	46,070	10,721

Net income (loss)	43,225	(2,546)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(73,244)	—
Deferred tax expense	28,200	—
Depreciation and amortization	1,401	2,379
Provisions for bad debts, returns and discounts	1,175	1,704
Amortization of deferred financing costs, charged to interest expense	—	169
Write-off of deferred financing costs, charged to interest expense	661	—
Amortization of software development costs	1,477	2,383
Non-cash stock compensation expense	175	—
Changes in operating assets and liabilities:
Accounts receivable	10,398	(3,123)
Computer hardware held for resale, prepaid expenses and other assets	(2,987)	(727)
Accounts payable and accrued expenses	(4,971)	1,069
Deferred revenue including unearned discount	(8,261)	3,502
Other liabilities	(1,544)	(900)

Cash (used in) provided by operating activities	(4,295)	3,910

Investing activities
Software product development costs	—	(1,233)
Proceeds from sale of discontinued operations	100,000	—
Payment of transaction costs related to sale of discontinued operations	(1,026)	—
Proceeds from sale of assets	278	—
Purchases of property and equipment	(473)	(1,806)

Cash provided by (used in) investing activities	98,779	(3,039)

Financing activities
Debt payments	(28,914)	(5,767)
Proceeds from exercise of common stock options and warrants	7,781	662
Deferred financing costs	—	(167)

Cash used in financing activities	(21,133)	(5,272)

Increase (decrease) in cash and cash equivalents	73,351	(4,401)

Cash and cash equivalents at beginning of period	12,634	20,128

Cash and cash equivalents at end of period	$85,985	$15,727

Supplemental disclosures of cash flow information:

Income taxes paid, net of refunds	$2,070	$33
Interest paid	99	939
See Accompanying Notes to Condensed Consolidated Financial Statements.

AMICAS, Inc.
A. Business
     AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision SeriesTM products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) - independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight ServicesSM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
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
     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2005.
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
Recent Accounting Pronouncements
Accounting Changes and Error Corrections
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the impact of SFAS 123(R) on its results of operations. The Company expects the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive programs will significantly increase its operating expenses and result in lower earnings per share. The adoption of SFAS 123(R) will have no impact on the Company’s cash flows.
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
     If stock-based compensation expense had been recorded based on the fair value of stock awards at the date of grant, the Company’s loss from continuing operations, as reported, would have been adjusted to the pro forma amounts presented below (in thousands, except for per share amounts):

AMICAS, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(565)	$(3,930)	$(2,845)	$(13,267)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	—	—	175	—

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(759)	(450)	(2,184)	(775)

Pro forma loss from continuing operations	$(1,324)	$(4,380)	$(4,854)	$(14,042)

Loss per share — continuing operations:
Basic — as reported	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Basic — pro forma	$(0.03)	$(0.10)	$(0.11)	$(0.32)
Diluted — as reported	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Diluted — pro forma	$(0.03)	$(0.10)	$(0.11)	$(0.32)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator — (loss) income
Continuing operations	$(565)	$(3,930)	$(2,845)	$(13,267)
Discontinued operations	—	3,559	46,070	10,721

	$(565)	$(371)	$43,225	$(2,546)

Denominator:
Basic EPS — weighted-average shares	47,208	43,552	45,663	43,454
Effect of dilutive securities, stock option and warrant rights	—	—	—	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	47,208	43,552	45,663	43,454

Basic net (loss) income per share:
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Discontinued operations	0.00	0.08	1.01	0.25

	$(0.01)	$(0.01)	$0.95	$(0.06)

Diluted net (loss) income per share:
Continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.31)
Discontinued operations	0.00	0.08	1.01	0.25

	$(0.01)	$(0.01)	$0.95	$(0.06)

     Stock options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, because their effect would have been anti-dilutive. However, these instruments could be dilutive in future periods.

AMICAS, Inc.
Comprehensive (Loss) Income
     Comprehensive (loss) income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive (loss) income is equivalent to its consolidated net (loss) income for all periods presented.
C. Gain from Sale of Discontinued Operations
     On January 3, 2005, the Company completed the sale of its Medical Division to Cerner (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of $100 million.
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
     In the first quarter of 2005, the Company estimated and accrued for $1.2 million relating to the post-closing purchase price adjustments in relation to the Asset Sale. As of September 30, 2005, no amount relating to the post-closing purchase price adjustments has been paid.
     In the second quarter of 2005, Cerner notified the Company that it disputed the proposed $1.2 million post-closing adjustment amount and asserted that the Company owes Cerner a total of $3.3 million in post-closing purchase price adjustments. The Company disagrees with Cerner’s contentions and in accordance with the terms of the Purchase Agreement, the matter relating to post-closing price adjustments was submitted to a third party accounting firm for arbitration and final resolution. The Company expects to finalize the post-closing purchase price adjustments in the fourth quarter of 2005.
          Condensed results of operations relating to the Medical Division are as follows (in thousands ):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Revenues	$17,612	$52,716
Gross profit	12,793	37,891
Operating income	3,559	10,721
Income from discontinued operations	3,559	10,720

AMICAS, Inc.
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
     Amicas PACS employees will receive a total of up to $4.5 million in satisfaction of certain obligations under the Amicas PACS bonus plan. The Company paid a total of approximately $2.2 million in December 2004 and January 2005 under the Amicas PACS bonus plan. Additionally, in the second quarter of 2005, the Company paid approximately $0.9 million. The Company expects to pay the remaining balance of $1.2 million on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company.
     The Company recorded approximately $0.2 million and $1.7 million in expense relating to the amounts paid, or to be paid under the Amicas PACS bonus plan for the three and nine months ended September 30, 2005, respectively. The $1.7 million included approximately $1.1 million relating to the acceleration of the payment to former Amicas PACS executives (See Note E). The Company expects to record an additional $0.2 million in expense related to the Amicas PACS bonus plan in the fourth quarter of 2005. The Company recorded $2.4 million in expense relating to the Amicas PACS bonus plan in 2004.
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

AMICAS, Inc.
     As of September 30, 2005, there was approximately $0.5 million, remaining to be paid in costs associated with their termination, including $0.3 million to be paid to a former executive officer. The remaining unpaid amounts are expected to be paid over the related severance periods, which are scheduled to be completed by the second quarter of 2006.
     The 2005 Plan. In May 2005, the Company notified 13 of its employees that their employment would be terminated in the second quarter of 2005 and, pursuant to their termination agreements, the Company agreed to pay their salary during their severance period. In the second quarter-ended June 30, 2005, the Company recorded a $0.2 million charge for costs associated with their termination.
     As of September 30, 2005, there was approximately $24,000 remaining to be paid in costs associated with these terminations. The remaining unpaid amounts are expected to be paid over the respective severance periods, which are scheduled to be completed in 2005.
     Office Closure. In June 2005, the Company vacated its former Ridgefield, Connecticut headquarters and determined it had no future use for this leased space. In the second quarter of 2005, the Company recorded a restructuring charge for the remaining contractual lease payments under the lease agreement of approximately $133,000, which is to be paid over the remaining term ending on December 31, 2005. In the third quarter of 2005, the Company recorded an adjustment of $18,000 for additional contractual costs under its lease agreement associated with the Ridgefield, CT headquarters. As of September 30, 2005, there was approximately $79,000, remaining to be paid in costs associated with the closure of the Ridgefield headquarters.
     Executive Termination Costs. On March 31, 2005, the Company entered into a separation agreement with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company has agreed to pay the executives two months of salary and other compensation obligations. In the quarter ended March 31, 2005, the Company recorded approximately $80,000 in costs related to the termination of employment of these executives. Additionally, under the separation agreements, in the first and second quarter of 2005, the Company accelerated the payment of certain earn-out bonuses in the amount of $1.1 million (see Note D). As of September 30, 2005, all amounts have been paid.

AMICAS, Inc.
F. Commitments and Contingencies
Leases
     Future minimum lease payments under all operating leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(In thousands)
2005	$313
2006	1,181
2007	1,235
2008	356
2009	—
Thereafter	—

$3,085

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
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Certain of the Company-provided services extend through December 31, 2005 and certain Cerner-provided services extend through March 31, 2009. As of September 30, 2005, approximately $0.5 million was owed by Cerner to the Company under the transition services agreement.

AMICAS, Inc.
Agreements with Cerner
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
     In January 2005, in connection with the sale of the Medical Division to Cerner, the Company assigned certain operating lease agreements relating to the Medical Division to Cerner, which are not included in the lease commitment table above.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2005 plan year, to contribute to the plans. The matching contribution for the fourth quarter of 2005 is estimated to be approximately $0.1 million and will be made 75% in cash and 25% in shares of the Company’s common stock.
Earn-out Bonuses
     The Company committed to pay up to $2.1 million to certain Amicas PACS employees as additional Amicas earn-out bonus consideration under the amendment to the Amicas PACS merger agreement (see Note D). In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with the Company. In the second quarter of 2005, the Company paid out approximately $0.9 million related to the Amicas earn-out bonus and expects to pay the remaining balance of the Amicas earn-out bonus of $1.2 million on or about December 31, 2005.

AMICAS, Inc.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company. Except for the proceedings described below, there are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
          On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon the Company which added, among other things, a claim for Georgia RICO violations. In August 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, the Company served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. As of September 30, 2005 the matter was placed on the Court’s October 17, 2005 trial calendar. The Company subsequently settled this lawsuit (see Note J).
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
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employees’ lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2005.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company

AMICAS, Inc.
or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2005.
G. Segment Reporting
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to radiology practices, including hospital radiology department and ambulatory imaging centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The Company’s revenues are earned and expenses are incurred principally in the domestic United States market.
H. Income Tax Benefit
     In the three and nine months ended September 30, 2005, the Company recorded an income tax benefit attributed to continuing operations of approximately $346,000 and $1.8 million, respectively. The income tax benefit is based upon the Company’s projected effective income tax rate of 39% for 2005 applied against the Company’s loss from continuing operations.
I. Stockholders’ Equity
     On May 6, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes. The repurchase program will be funded using the Company’s working capital. As of September 30, 2005, the Company had not repurchased any of its common stock under the repurchase program.
J. Subsequent Event
     On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note F). As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.5 million charge related to the settlement of this litigation in the quarter ended September 30, 2005. The $2.5 million charge is net of the

AMICAS, Inc.
reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

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
     Our operating results will vary significantly from quarter to quarter and from year to year. We had a net income of $43.2 million (which included a $46.1 million net gain from the sale of the Medical Division) in the nine months ended September 30, 2005, and a net loss of $(12.5) million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $(27.8) million for the year ended December 31, 2001 and $(78.1) million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $(2.8) million, $(26.5) million and $(10.7) million, respectively, for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003 and income of $4.0 million for the year ended December 31, 2002.
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
     The success of our business will depend in large part on the market acceptance of:
•	new products and services; and

•	enhancements to our existing products, support and services.
     There can be no assurance that our customers will accept any of these products, product upgrades, support or services. In addition, there can be no assurance that any pricing strategy that we implement for any of our new products, product upgrades, or services will be economically viable or acceptable to our target markets. Failure to achieve significant penetration in our target markets with respect to any of our new products, product upgrades, or services could have a material adverse effect on our business.
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

AMICAS, Inc.
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
     We may undertake additional acquisitions if we identify companies with desirable applications, products, services, distribution capabilities, businesses or technologies. We may not achieve any of the anticipated

AMICAS, Inc.
synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain acquired companies’ personnel or integrate them into our operations, the value of the acquired applications, products, services, distribution capabilities, business, technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:
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

AMICAS, Inc.
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
  HIPAA
     Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under the Health Insurance Portability and Accountability Act (“HIPAA”). The total extent and amount of resources to be expended is not yet known. Because some of these regulations are relatively new, there is uncertainty as to how they will be interpreted and enforced.
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
State and federal laws relating to confidentiality of patient medical records could limit our customers’ ability to use our services and expose us to liability.
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
     We recorded revenues from continuing operations of $13.6 million and $38.5 million in the three and nine months ended September 30, 2005 and $10.8 million and $30.2 million in the three and nine months ended September 30, 2004, and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. While we are focused on managing working capital, we can give no assurances that the deterioration of the credit risks relative to our customers would not have an adverse impact on our results of operations, financial condition or cash flow from operations.
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

AMICAS, Inc.
Overview
     AMICAS, Inc. is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, HIS/RIS-independent PACS, featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Services, a set of customer-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our customers with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.
     Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services.
     On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of our Medical Division, to Cerner Corporation (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As a result of this transaction, historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimated and accrued for the payment to Cerner of approximately $1.2 million relating to the post-closing purchase price adjustments. As per terms of the Purchase Agreement, Cerner has disputed this amount and contends we owe $3.3 million for post-closing purchase price adjustments. The post-closing purchase price adjustments matter was submitted to a third party accounting firm for arbitration and final resolution. We anticipate that we will receive a final and binding decision in the fourth quarter of 2005.
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
     As of September 30, 2005, former Amicas PACS stockholders had received a total of $10.0 million in additional consideration. The additional consideration paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recorded as additional goodwill.
     Additionally under the amended merger agreement, certain Amicas PACS employees could receive a total of up to $4.5 million in satisfaction of certain obligations under the original Amicas PACS bonus plan. As of September 30, 2005, we had paid a total of approximately $3.1 million under the amended Amicas PACS bonus plan. We expect to pay out the remaining $1.2 million on or about December 31, 2005. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us.
     On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note F). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.5 million charge related to the settlement of this litigation in the quarter ended September 30, 2005. The $2.5 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.

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
Gain on Sale of Medical Division — On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together the Medical Division, to Cerner. As consideration for the Asset Sale, we received $100 million in cash, which is subject to a post-closing purchase price adjustment. We have accrued for approximately $1.2 million relating to these post-closing purchase price adjustments. Our accrual is based upon what we estimate we will need to pay Cerner for these post-closing adjustments. This estimate is based upon all information available to us. Cerner has notified us that it is disputing the proposed amount of $1.2 million and contends we owe a total of $3.3 million in post-closing purchase price adjustments. The Company disagreed with Cerner’s contentions and in accordance with the terms of the Purchase Agreement, the matter was submitted to a third party accounting firm for arbitration and final resolution. We anticipate that we will receive a final and binding decision in the fourth quarter of 2005.
Recent Accounting Pronouncements
Accounting Changes and Error Corrections
     On June 7, 2005, the Financial Account Standards Boards issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most

AMICAS, Inc.
voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
Share-Based Payment
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, Statement No. 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the standard was delayed to the first fiscal year beginning after June 15, 2005, the compliance date. Accordingly, beginning January 1, 2006, the Company will be required to apply the standard to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We are currently evaluating the impact of Statement No. 123(R) on our results of operations. We expect the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive programs will significantly increase our operating expenses and result in a lower earnings per share. The adoption of SFAS 123(R) will have no impact on our cash flows.

AMICAS, Inc.
Results of Continuing Operations
Revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Maintenance and services	$9,692	$2,233	29.9%	$7,459	$27,047	$5,779	27.2%	$21,268
Percentage of total revenues	71.2%			69.4%	70.3%			70.4%

Software licenses and system sales	$3,920	$629	19.1%	$3,291	$11,444	$2,506	28.0%	$8,938
Percentage of total revenues	28.8%			30.6%	29.7%			29.6%

Total revenues	$13,612	$2,862	26.6%	$10,750	$38,491	$8,285	27.4%	$30,206

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
Maintenance and services
     Maintenance and services revenue was $9.7 million for the three months ended September 30, 2005, compared to $7.5 million for the three months ended September 30, 2004. The increase in maintenance and services revenues of approximately $2.2 million or 30% is primarily due to a $1.0 million increase in implementation and training revenues and a $1.2 million increase in maintenance revenues. The $1.0 million increase in implementation and training revenues is primarily due to the delivery of services, achieving implementation milestones and new customers and associated services revenues. The $1.2 million increase in maintenance revenues is primarily due to the addition of new customers and associated maintenance revenues as well as the recognition of approximately $0.3 million of previously deferred maintenance revenues.
     Maintenance and services revenue was $27.0 million for the nine months ended September 30, 2005, compared to $21.3 million for the nine months ended September 30, 2004. The increase in maintenance and services revenues of approximately $5.8 million or 27% is primarily due to a $2.9 million increase in implementation and training services revenues, $2.7 million increase in maintenance revenues, $0.1 million increase in EDI services revenues and a $0.1 million increase in third party product royalties. The $2.9 million increase in implementation and training revenues is primarily due to the delivery of services, achieving implementation milestones and new customers and associated services revenues. The $2.7 million increase in maintenance revenues is the result of the addition of new customers and associated maintenance revenues as well as the recognition of approximately $0.3 million of previously deferred maintenance revenues.
Software licenses and system sales
     Software license and system sales was $3.9 million for the three months ended September 30, 2005, compared to $3.3 million for the three months ended September 30, 2004. The increase of $0.6 million or 19% is primarily due to a $0.9 million increase in software sales to new customers and additional software to existing customers which is partially offset by a $0.3 million decrease in third party system sales.
     Software license and system sales was $11.4 million for the nine months ended September 30, 2005, compared to $8.9 million for nine months ended September 30, 2004. The increase of $2.5 million or 28% is primarily due to an increase in software sales of $2.6 million to new customers and additional software sales to existing customers which is partially offset by a decrease of $0.1 million in third party system sales.

AMICAS, Inc.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of Vision Series™ PACS, and Vision Series™ RIS. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing customers and a shortfall in new customer additions.
Cost of revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Maintenance and services	$1,707	$313	22.5%	$1,394	$4,292	$(214)	-4.7%	$4,506
Percentage of maintenance and services revenues	17.6%			18.7%	15.9%			21.2%

Software licenses and system sales	$1,282	$(346)	-21.3%	$1,628	$4,094	$(154)	-3.6%	$4,248
Percentage of software licenses and system sales	32.7%			49.5%	35.8%			47.5%

Total cost of revenues	$2,989	$(33)	-1.1%	$3,022	$8,386	$(368)	-4.2%	$8,754

Costs of maintenance and services revenues
     Cost of maintenance and services revenues consists primarily of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants. Costs of maintenance and services revenues and related gross margin do not include our personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. For the year ended December 31, 2005, we will begin to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. These costs will include direct costs such as and not limited to salaries and benefits for professional services and support personnel, as well as an allocation of indirect costs such as and not limited to rent, utilities and depreciation. All prior periods will be restated to reflect such information.
     Cost of maintenance and services revenue was $1.7 million for the three months ending September 30, 2005, compared to $1.4 million for the three months ended September 30, 2004. The increase of approximately $0.3 million or 23% is primarily due to a $0.4 million increase in third party consulting costs related to our product implementations which is partially offset by a $0.1 decrease in third party EDI supplier costs.
     Cost of maintenance and services revenues was $4.3 million for the nine months ended September 30, 2005, compared to $4.5 million for the nine months ended September 30, 2004. The decrease of approximately $0.2 million or 5% is primarily due to a $0.2 million increase in third party consultant costs related to our product implementations and a $0.4 million decrease in third party EDI supplier costs.
Cost of software license and systems sales
     Cost of software license and system sales consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software and amortization of software product costs.

AMICAS, Inc.
     Cost of software license and system sales was $1.3 million for the three months ended September 30, 2005, compared to $1.6 million for the three months ended September 30, 2004. The decrease of approximately $0.3 million or 21% is primarily due to a $0.3 million decrease in amortization of capitalized software costs and a $0.2 million decrease in hardware costs from third party system sales which is partly offset by a $0.2 million increase in third party software fees.
     Cost of software license and systems sales was $4.1 million for the nine months ended September 30, 2005, compared to $4.2 million for the nine months ended September 30, 2004. The decrease of approximately $0.1 million or 4% is primarily due to a $0.9 million decrease in amortization of capitalized software costs which is offset by a $0.5 million increase in hardware costs from third party system sales and $0.2 million increase in third party software fees We anticipate that as we sell more third party software that our cost of software licenses will increase in subsequent quarters.

AMICAS, Inc.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Selling, general and administrative	$6,904	$(1,166)	-14.4%	$8,070	$22,247	$(2,333)	-9.5%	$24,580
Percentage of total revenue	50.7%			75.1%	57.8%			81.4%

Research and development	$2,274	$(139)	-5.8%	$2,413	$6,836	$(230)	-3.3%	$7,066
Percentage of total revenues	16.7%			22.4%	17.8%			23.4%

Depreciation and amortization	$441	$(49)	-10.0%	$490	$1,401	$(166)	-10.6%	$1,567
Percentage of total revenues	3.2%			4.6%	3.6%			5.2%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Additionally, selling, general and administrative expenses include our personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
     Selling, general and administrative expense was $7.0 million for the three months ended September 30, 2005, compared to $8.1 million for the three months ended September 30, 2004. The decrease of approximately $1.2 million or 14% is primarily due to a $0.7 million decrease in salaries and benefits due to reduced headcount, a $0.2 million decrease in travel and entertainment, a $0.1 million decrease in marketing expenditures and a $0.3 decrease in professional and legal fees. This decrease is partially offset by a $0.1 million increase in third party software maintenance fees for our internal use software applications.
     Selling, general and administrative expense was $22.2 million for the nine months ended September 30, 2005, compared to $24.6 million for nine months ended September 30, 2004. The decrease of approximately $2.3 million or 10% is primarily due to a $1.0 million decrease in salaries and benefits due to reduced headcount, $0.5 million decrease in professional and legal fees, $0.5 million decrease in marketing expenditures and $0.5 million decrease in travel and entertainment and $0.2 million decrease in third party research and development consultants, and a $0.1 million decrease in credit card fees. The decrease is partially offset by increases of $0.2 million in accounting fees, $0.1 million in moving and relocation costs associated with the relocation of our headquarters and certain executives, and $0.2 million increase in third party software maintenance fees for our internal use software applications.
Research and development
     Research and development expense was $2.3 million for the three months ended September 30, 2005, compared to $2.4 million for the three months ended September 30, 2004. The decrease of $0.1 million or 6% is primarily due to a decrease in third party development costs.
     Research and development expense was $6.8 million for the nine months ended September 30, 2005, compared to $7.1 million for the nine months ended September 30, 2004. The decrease of $0.2 million or 3% is primarily due a decrease in third party development costs.
Depreciation and amortization
     Depreciation and amortization was $0.4 million and $1.4 million for the three and nine months ended September 30, 2005, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended

AMICAS, Inc.
September 30, 2004, respectively. The decrease in depreciation and amortization of $49,000 and $0.2 million is primarily due to a decrease in assets as a result of a $1.2 million write-down of our Enterprise Resource Planning system in the fourth quarter of 2004.
Settlement of earn-out
     In the three months and nine months ended September 30, 2005, we recorded approximately $0.2 million and $1.7 million as charges related to the Amicas earn-out bonus, which includes approximately $1.1 million for the acceleration of earn-out bonuses, pursuant to agreements with former Amicas PACS executives, whose employment was terminated by mutual agreement. We expect to record an additional $0.2 million of charges related to the earn-out bonuses in the fourth quarter of 2005.
Settlement of litigation
     On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note F). As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.5 million charge related to the settlement of this litigation in the quarter ended September 30, 2005. The $2.5 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

AMICAS, Inc.
Interest Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(In thousands except percentages)				(In thousands except percentages)
	2005	Change	Change (%)	2004	2005	Change	Change (%)	2004

Interest income	$751	709	1688%	$42	$1,680	$1,585	1668%	$95
Interest expense	(2)	365	99%	(367)	(751)	340	31%	(1,091)

Total interest expense, net	$749	$1,074	330%	$(325)	$929	$1,925	193%	$(996)

Interest income
     Interest income was $0.8 million and $1.7 million for the three months and nine months ended September 30, 2005, respectively, compared to $42,000 and $95,000 for the three and nine months ended September 30, 2004, respectively. The increase of approximately $0.7 million for the three month period and $1.6 million for the nine month period in interest income is primarily due to the increase in our cash and cash equivalent balance, a higher interest rate being earned on our cash and cash equivalent balance and increases in the cash surrender value of certain life insurance policies on former officers.
Interest expense
     Interest expense was $2,000 for the three months ended September 30, 2005, compared to $0.4 million in the three months ended September 30, 2004. The $0.4 million decrease or 99% in interest expense is primarily due to the pay-off of the credit facility in January 2005.
     Interest expense was $0.8 million for the nine months ended September 30, 2005, compared to $1.1 million for the nine months ended September 30, 2004. The increase expense in the nine months ended September 30, 2005 is primarily due to the first quarter of 2005 $0.7 million write-off of deferred financing costs which was paid-off in January 2005. In conjunction with the pay-off, we terminated our credit facility.
(Benefit from) provision for income taxes
     In the three and nine months ended September 30, 2005, we recorded an income tax benefit of $0.3 million and $1.8 million attributed to continuing operations, compared to an income tax provision of approximately $0.1 million and $0.2 million in the three months and nine months ended September 30, 2004. The income tax benefit recorded in 2005 is based upon our projected effective income tax rate of 39.0% for fiscal year 2005 applied against our loss from continuing operations.
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

AMICAS, Inc.
     Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on our net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property. As of September 30, 2005, we estimated and accrued for the payment to Cerner of approximately $1.2 million relating to the post-closing purchase price adjustments. Cerner has disputed our proposed $1.2 million post-closing purchase price adjustments and has indicated we owe them a total of $3.3 million relating to the post-closing purchase price adjustments. We expect to finalize the post-closing adjustments in the fourth quarter of 2005.

AMICAS, Inc.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $86.0 million as of September 30, 2005, as compared to $12.6 million as of December 31, 2004. Additionally, as of September 30, 2005, we increased our working capital by $76.1 million from December 31, 2004. Cash used in operating activities for the nine months ended September 30, 2005 amounted to $4.3 million.
     Cash provided by investing activities for the nine months ended September 30, 2005 was $98.8 million. This total includes $100.0 million in cash received from the sale of the Medical Division and $0.3 million from the sale of certain assets, offset by $1.0 million in payments for transaction costs related to the sale of the Medical Division and $0.4 million used primarily for purchases of computer equipment and software.
     Cash used in financing activities for the nine months ended September 30, 2005 amounted to $21.3 million, consisting of $23.2 million for the pay-off of our debt with Wells Fargo Foothill, $5.7 million for the pay-off of the notes payable relating to the additional consideration in the purchase of Amicas PACS, partially offset by $7.8 million of payments received in connection with the exercise of stock options by certain employees.
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
     Additionally, pursuant to the amended merger agreement, we paid approximately $2.2 million to certain Amicas PACS employees’ earn-out bonus payments in December 2004 and January 2005. We are also committed to pay an additional Amicas earn-out bonus payment of approximately $2.1 million. In general, any payment to an Amicas PACS employee is contingent on such employee’s continued employment with us. In the second quarter of 2005, we paid out approximately $0.9 million in Amicas earn-out bonus payments and we expect to pay out $1.2 million in Amicas PACS earn-out bonus payments on or about December 31, 2005.
     On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill of approximately $23.2 million and our credit facility was terminated.
     As consideration for the sale of the Medical Division to Cerner, we received approximately $100 million in cash, subject to a post-closing purchase price adjustment to be determined within 90 days following the closing. We estimated and accrued for the payment to Cerner approximately $1.2 million relating to the post-closing purchase price adjustments. Our accrual is based upon what we estimate we will need to pay Cerner for these post-closing adjustments. This estimate is based upon all information available to us. Cerner has disputed this amount of $1.2 million and contends we owe Cerner $3.3 million in post-closing adjustments. In accordance with the terms of the Asset Sale Agreement, the matter was submitted to a third party accounting firm for arbitration in deciding the matter. We anticipate that we will receive a final and binding decision in the fourth quarter of 2005.
     In connection with the Transition Services Agreement between us and Cerner dated January 3, 2005, we have committed to pay Cerner approximately $0.2 million to $0.3 million per year through April 2007 for certain EDI services.

AMICAS, Inc.
     The following table summarizes, as of September 30, 2005, the general timing of future payments under our outstanding contractual agreements that include noncancellable terms, and other long-term contractual obligations:

	Payments Due by Period
		October 1, 2005 -
		December 31,
	Total	2005	2006	2007	2008	Thereafter
			(In thousands)

Operating leases	$3,085	$313	$1,181	$1,235	$356	$—
Other commitments	10,359	996	3,334	2,909	2,496	624
Other long-term liabilities	244	109	135	—	—	—

Total	$13,688	$1,418	$4,650	$4,144	$2,852	$624

     On May 6, 2005, we announced that our Board of Directors authorized us to repurchase of up to $15 million of our common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined us based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. The repurchase program will be funded using our working capital. To date, we have not repurchased any of our common stock under the repurchase program.
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

AMICAS, Inc.
commitments will be reduced by 1.25% per quarter until April 2009. We are also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.
     In January 2005, in connection with the sale of our Medical Division to Cerner, we assigned certain operating lease agreements relating to our Medical Division to Cerner.
     In connection with our employee savings plans, we are committed, for the 2005 plan year, to contribute to the plans. The matching contribution for the fourth quarter of 2005 is estimated to be approximately $0.1 million and will be made 75% in cash and 25% in shares of our common stock.
     We anticipate capital expenditures of approximately $0.3 million for fourth quarter of 2005.
     To date, the overall impact of inflation on us has not been material.
     We expect to pay approximately $0.5 million ending in the fourth quarter of 2006 for severance-related costs and $79,000 relating to the former Ridgefield, Connecticut headquarters closure.
     From time to time, in the normal course of business, various claims are made against us. Except for the proceeding described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now know as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note F). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.5 million charge related to the settlement of this litigation in the quarter ended September 30, 2005. The $2.5 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.
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

AMICAS, Inc.
permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement; and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in the first quarter of 2005.
     As permitted under Delaware law, we have agreements under which we indemnify our officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2005.
     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2005.

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
     As September 30, 2005, we held approximately $86.0 million in cash and cash equivalents, consisting primarily of money market funds (approximately $3.6 million) and collateralized repurchase agreements (approximately $82.0 million). Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity of three months or less.

AMICAS, Inc.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our Annual Report on Form 10-K for the year-end December 31, 2004. In the report, management concluded that there was a material weakness in our internal control over financial reporting. The management report described the material weaknesses as a material weakness in the Company’s internal control over the financial report with respect to accounting for income taxes as of December 31, 2004. To remediate this deficiency in our internal control over financial reporting with respect to accounting for income taxes, in the first quarter of 2005, we engaged an accounting firm to periodically review our accounting for income taxes prior to providing such information to our registered public accounting firm. No changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

AMICAS, Inc.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, in the normal course of business, various claims are made against us. Except for the proceeding described below, there are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
     On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. The discovery process is now complete. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now know as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note F). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.5 million charge related to the settlement of this litigation in the quarter ended September 30, 2005. The $2.5 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.
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
     As permitted under Delaware law, we have agreements under which we indemnify our officers, directors and certain employees for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is generally for such officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities

AMICAS, Inc.
recorded for these agreements as of September 30, 2005.
     We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2005.

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

AMICAS, Inc.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2005.

AMICAS, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer