Form 10-K
period 2005-12-31
AMICAS, Inc.
filed 2006-03-31
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $0.001
Rights to purchase Series B Preferred Stock
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                   Accelerated filer ☑                   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Act).
Yes ☐         No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 was approximately $155 million based on the closing price of $4.53 at which the common equity was last sold. Solely for the purpose of this calculation, directors and officers of the registrant are deemed to be affiliates.
     As of March 23, 2006, there were 48,752,660 shares outstanding of the Registrant’s $0.001 par value common stock.
Documents Incorporated by Reference
     Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, expected to be held on June 8, 2006, are incorporated into Part III herein by reference.

AMICAS, INC.
Form 10-K
AMICAS, Vision Series, Office Solutions and AMICAS Insight Services are trademarks, service marks or is a registered trademark of AMICAS, Inc. All other trademark and company names mentioned are the property of their respective owners.

PART I

Item 1.	Business
General
      AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”)-independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Servicessm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
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
      On March 5, 2001, we completed a spin-off of our dental software business through a pro rata distribution to our shareholders of all the outstanding common stock (the “Distribution”) of our previously wholly-owned subsidiary, PracticeWorks, Inc. (“PracticeWorks”). As a result of the Distribution, PracticeWorks became an independent public company consisting of our former dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. We relocated our executive offices to Connecticut, changed our name and began doing business as VitalWorks Inc. following the Distribution.
      On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS, Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allow radiologists to access, archive and distribute diagnostic images for primary interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. Vision Series PACS also supports radiologists and other groups to distribute images and digital information to their customers — the referring physicians.
      On January 3, 2005, the Company completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”). The consolidated statements of operations have been prepared to present the results of the Medical Division as discontinued operations.
      Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

Industry Background
      The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $1.2 trillion representing approximately 14% of the U.S. gross domestic product. Medical diagnostic imaging represents approximately $68 billion of healthcare spending in the U.S., second only to the prescription drug segment in overall medical spending. In the U.S., over 400 million diagnostic imaging procedures, such as general radiography, computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and mammography were performed in 2000 at an average cost of $169 per study, a $68 billion market. Of the 400 million procedures, 40% of these patient studies were available directly out of the scanner in a standard digital communications format known as DICOM. DICOM stands for digital imaging and communication in medicine. In 2000, of the $68 billion spent on medical imaging, $8 billion was devoted to managing images, mostly spent on buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems. To achieve cost savings, the healthcare industry is shifting towards the direct-to-digital segment, driving 15% annual growth in the DICOM standard digital format portion of the market. With healthcare costs estimated to double in the next five years, and with inefficiency due to unnecessary care and administration estimated at 25%, new solutions are needed. Continued improvement must now come by addressing one of the root causes of the remaining inefficiencies including a lack of comprehensive image and information management technology and applications.
      Imaging diagnostic scanners have become more sophisticated and produce a higher volume of high-quality images; these images aid early diagnosis and detection. Multi-slice and helical CT scanners, for example, output many more images per procedure than traditional scanners, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. More images result in increased film costs, longer reading time for primary diagnosis and cumbersome management of the increasing volume of film. Advances in imaging diagnostic technologies, an aging population and a more health-conscious consumer are all contributing to increasing numbers of orders for diagnostic imaging procedures. This increased demand comes at a time when there is a shortage of radiologists. Hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. The current film-based practices, including the problem of lost and misplaced prior imaging studies, non-scalable methods for capturing orders, detailing accurate patient demographic information, scheduling appointments and resources, as well as coding and preparing billing and reimbursement data, are not meeting and addressing the new demands.
      In addition, the growing image management market is highly competitive. Independently-owned ambulatory imaging centers, or centers that are a part of a hospital’s strategic initiative, should find it more compelling to acquire clinical, administrative and related financial solutions from a single source to ensure compatibility, integration and a lower total cost of ownership. This solution is referred to as RIS/PACS. Traditionally, RIS or PACS vendors have serviced this market independently or through partnerships and alliances. Currently the trends are moving towards creating a single platform where both administrative and clinical functions are offered by a single vendor through an integrated solution.

      Industry experts expect hospitals and imaging centers will continue to adopt PACS to manage images and handle the workflow required to achieve efficiencies, from the receipt of a procedure or study request all the way to producing and distributing radiology reports. The following table illustrates the anticipated adoption of PACS by hospitals and imaging centers.

		Hospitals		Total	Imaging
	Total	With	Penetration	Imaging	Centers	Penetration
Year	Hospitals	PACS	Rate (%)	Centers	With PACS	Rate (%)

2000	7,140	806	11.3	2,811	135	4.8
2001	7,111	916	12.9	2,926	173	5.9
2002	7,083	1,041	14.7	3,034	221	7.3
2003	7,040	1,249	17.7	3,150	280	8.9
2004	6,991	1,528	21.9	3,272	351	10.7
2005	6,942	1,829	26.3	3,407	435	12.8
2006	6,879	2,177	31.6	3,553	533	15.0
2007	6,824	2,564	37.6	3,716	647	17.4
2008	6,783	2,986	44.0	3,891	779	20.0
2009	6,742	3,472	51.5	4,074	941	23.1
2010	6,702	3,994	59.6	4,258	1,064	25.0
CAGR (2003-2010):	(0.7)%	18.1%	18.9%	4.4%	21.0%	15.9%
Hospital and Imaging Center PACS Penetration 2000 to 2010
Note: The base year is 2003.
Source: Frost & Sullivan, 2004.
Business Strategy
      We are a leader in radiology and medical image and information management solutions. We employ industry-leading technologies and techniques and are committed to the highest levels of quality in our products, in our professional services and in our technical support offerings.
      We believe that our target market offers significant potential opportunities represented by a large and growing imaging services market with a low penetration of image and information management systems. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum based on increasing sales, we believe that we are well-positioned to capitalize on the opportunities available today.
      Our target market is divided into two primary segments: ambulatory care facilities, which primarily consist of imaging centers, radiology groups and billing services, and acute care facilities, which primarily consist of hospitals and integrated delivery networks (“IDNs”).
      In the ambulatory care segment, our Vision Series products provide a complete, end-to-end solution for imaging centers, radiology group practices and billing services. We believe that we are the only major vendor in the ambulatory care segment that owns and directly offers all three core components of a comprehensive image and information management system: PACS, RIS, and radiology billing and financial management. These synergistic applications offer distributed image management, cohesive workflow and financial optimization for ambulatory care practices. Practices can no longer afford to remain competitive without the efficiencies offered by these types of systems. In addition to improved operating efficiencies, we believe that these systems help our customers better service their customers.
      In the acute care segment, we provide a fully-integrated, HIS/RIS-independent PACS, featuring advanced enterprise workflow, tight HIS/RIS/electronic medical record (“EMR”) integration, and a highly scalable design.

      In 2005, we expanded our product offerings with related, complementary products, with the goal of further establishing ourselves as a single-vendor solution for image and information management-related needs in the healthcare information technology industry. These solutions enable our customers to achieve both filmless and paperless operations. Going forward, we plan to build upon and enhance the operating successes we achieved in 2005 by expanding our product distribution as well as by continuing to expand our product offerings with related, complementary products and services that help the businesses in our target market gain further efficiency and effectiveness in their operations and marketing activities. We plan to achieve these objectives through a combination of organic expansion of existing operations and strategic partnerships and alliances. We expect to continue to consider selective acquisitions as a part of our corporate strategy. As we move forward, we intend to remain focused on delivering value to our customers and shareholders.
Products and Services
      We offer a comprehensive, integrated (yet modular) suite of RIS, PACS, document management and financial software solutions to radiology and other specialty healthcare providers in the ambulatory setting. These products are designed to automate image management, enterprise and center-wide workflow, administrative, financial, and clinical information management functions of radiology group practices, ambulatory care facilities, as well as single or multi-site imaging centers. Within acute care environments, we offer PACS solutions that enable filmless and paperless radiology operations, tight integration to multi-vendor HIS/RIS/EMR products, as well as multi-specialty PACS services supporting additional medical imaging disciplines (e.g., cardiology through a partnership) and emerging technologies such as 3D visualization. Our offerings range from software and services only, to full turnkey solutions that include technology, such as computed radiography and document management software, to take an organization from analog to digital operation.
      In addition to our products, we offer a suite of customized services, including workflow consulting, project management, software implementation, systems integration, training and ongoing technical support for our software applications. We encourage our customers to purchase appropriate levels of professional services to transform their practice from current levels of competence, in both systems and know-how, to a digital practice optimized for operating effectiveness and efficiency, as well as for top-flight service delivery. Often, our customers find that the best path for clinical and business transformation involves incremental adoption of systems and know-how, where their final vision is attained through a well planned set of individually viable and valuable steps.
Vision Series Products
      Vision Series RIS. A Web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, processing transcriptions, generating reports, as well as coding and preparing billing and reimbursement data.
      Vision Series PACS. A Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the entire healthcare enterprise. This system can scale from single radiologist staffed imaging centers, to distributed imaging center chains, to radiology group practices who read for hybrid environments composed of both acute care and imaging centers, to rural community hospitals, to the largest acute care settings, managing hundreds of thousands of annual exams in large academic environments. The system includes advanced visualization and 3D capabilities, as well as an industry leading real-time workflow engine, RealTime Worklist, that allows for workflow customization and personalization for diverse clinical environments.
      Vision Series Document Management. A module of our Web-based system for capturing, digitizing and associating paper records with digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that needs to be integrated with the digital practice via an automated and workflow based system. This module, which we license from a third party and incorporate into our systems, enables our customers to move to paperless, as well as filmless, operations based upon our other Vision Series applications.

      Vision Series Financials. A comprehensive system of patient accounting modules, which facilitate expedient and compliant claims submission, payor follow-up and other billing and accounts receivable management activities. Vision Series Financials provides modules for billing, coding, insurance processing, accounts receivable, collection management, EDI, and patient statements, helping our customers increase collections and decrease costs, as well as providing the information needed for effective business management.
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
      Computed Radiography. A significant portion of the imaging procedures that have remained analog in nature are those often referred to as plain films. In the past, most chest x-rays, abdominal plain films and x-rays used to rule out fractures from common injuries were done via plain-films. Over the past few years, as imaging businesses have started moving their practices to a digital environment, they began to recognize the need to move these plain-film studies from analog to digital formats. One of the most affordable and efficient ways to do this is via the adoption of Computed Radiography, a technology that allows imaging organizations and businesses to retain much of their current technology but start producing images in digital form that were formerly in analog format. In 2005, we began offering this technology (through a partnership with a third party) as part of our solution for helping these organizations move to a more efficient and productive digital operation.
Professional Services: AMICAS Insight Services
      We offer our professional services known as AMICAS Insight Services to provide additional customer services before, during and after the sale. We recognize that through a services offering and the use of intelligent software tools, customers can be more successful in realizing their goals and objectives. AMICAS Insight Services include project management, implementation, training, and support. We design these services based upon our customers’ needs and expectations around our products that they have purchased. We utilize methodologies that are improved based upon our customer implementation experiences and utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits from our products when they are implemented and supported by our AMICAS Insight Service offerings.
Insight Technical Support
      Software Support. Under the terms of our standard support agreement, our customers pay a periodic (e.g., monthly, quarterly, annually) support fee associated with the software modules. The support fee is generally a fixed percentage of the then-current list price of the licensed software at the time of contract signing. This support fee entitles the customer to telephone-based technical support and software updates for their purchased modules, if and when updates are released.
      Hardware Support. Customers may contract with us for maintenance of the hardware that runs their AMICAS software. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware support firms and manufacturers to help provide a significant amount of our hardware support services.
      Our services organization consisted of 115 employees as of December 31, 2005.

Future Products
      We continue to invest in research and development in order to refine and expand our suite of RIS, PACS, and financial applications within the Vision Series suite. We continue to extend the capabilities of the Vision Series through the addition of modules that help with workflow, business and operations visibility and service delivery including the addition of specialty applications, both internally developed and with integrations to solutions offered by our corporate partners. We believe that these additional capabilities will provide competitive advantages for our customers, especially those in penetrated locales where competing providers may already have digital solutions. Examples of existing and potential enhanced offerings include:

•	Extended functionality for referring physicians and for referring physician communications;

•	Cardiology PACS;

•	Integrated 3D visualization;

•	Primary interpretation of full field digital mammography (FFDM);

•	Paperless operations; and

•	Portable, handheld and kiosk device access.
Research and Development
      Our development efforts are focused on new products using our Web-based platform, as well as maintaining the stability and competitiveness of our current product offerings. We augment our development staff with some third-party developers. Our research and development organization consisted of 47 employees as of December 31, 2005.
      In 2005, 2004 and 2003, our research and development expenses were $9.0 million, $9.5 million and $7.6 million, or 17.1%, 22.4% and 22.1% of total revenues, respectively. In addition, for 2003, we incurred $0.1 million of software development fees that we capitalized. There were no software development fees capitalized in 2004 or 2005.
Sales and Marketing
      We market and sell our products in the United States primarily through a direct sales force, composed of 44 sales and marketing personnel as of December 31, 2005. We have marketing and sales personnel located in our Daytona Beach, Florida, and Boston, Massachusetts offices and in other cities around the country. We organize our sales force by region and territory. Members of our sales organization participate in sales training, which enables them to understand the specific needs and desires of our prospective customers.
      Within our existing customer base, we promote and sell system upgrades, product add-ons, ancillary products, support services, and EDI services. In addition, we target new customers principally through trade shows, direct mail campaigns, telemarketing, live seminars, Web-based seminars, and advertisements in various trade publications. Moreover, our senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced prospective customers. Sales cycles generally range from an average of four to six months, to as many as six months to two years for large-scale or multi-location systems.
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
      We rely upon certain software that is licensed from third parties, including software that is integrated with some of our internally developed software and/or is used with some of our products to perform certain functions. In some cases, we private label third-party software and hardware for re-licensing. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms, which could adversely affect our business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by us with respect to our products, any parts thereof, or enhancements thereto.
      We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable, perpetual license to our products and that contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.
Competition
      Our principal competitors include international, national, and regional clinical, practice management and image management system vendors including medical device and film manufacturers. We believe that the larger, international and national vendors are broadening their markets to include both small and large healthcare service providers. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	Product features and functionality;

•	Ongoing product enhancements;

•	Customer service, support, and satisfaction;

•	Distribution coverage and quality;

•	Vendor reputation and stability; and

•	Price.
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
      Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competi-

tors’ discounting of their products, may require us to reduce the price of our software and complementary products, which would materially and adversely affect our business, operating results, cash flows, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, cash flows and financial condition.
Privacy Issues
      Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we use various methods to ensure an appropriate level of security. These methods generally include:

•	Security that requires both user IDs and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

•	Encryption of data transmitted over the Internet; and

•	Use of a mechanism for preventing unauthorized access to private data resources on our internal network, commonly referred to as a “firewall.”
      The level of data encryption used by our products is in compliance with the encryption guidelines set forth in rules regarding security and electronic signature standards in connection with the Health Insurance Portability and Accountability Act (see “Healthcare Regulation” below). We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.
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
      The security regulations enacted pursuant to HIPAA establishing security and electronic HIPAA signature standards were effective April 21, 2003, and most covered entities had until April 21, 2005 to comply with the standards. The regulations require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services, and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of protected health information and requiring implementation of specified security measures.
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
      FDA. The Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA was to decide that any of our other products and services should be subject to FDA regulation or if in the future we expanded our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with such FDA requirements would most likely be substantial. Application of the approval or clearance requirements would create delays in marketing, and the

FDA would require supplemental filings or object to certain of these products. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could create legal and operational risks and could have a material adverse effect on us. We have an active program in place that we believe reduces the risk of such occurrence.
      The Federal Anti-Kickback Law. The federal health care Anti-Kickback Law includes a prohibition against the direct or indirect payment or receipt of any remuneration in order to induce the referral of business or patients reimbursable under Medicare, Medicaid and certain other federal healthcare programs. Violations of the federal Anti-Kickback Law may result in criminal liability, a felony conviction punishable by a fine, imprisonment up to five years, or both, exclusion from the government programs, and civil monetary sanctions. Many states also have similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare or Medicaid. The Federal Anti-Kickback Law has been in effect since 1977 and applies broadly to all kinds of providers and suppliers. Enforcement is under the authority of the United States Department of Health and Human Services Office Inspector General and the United States Department of Justice. If the activities of a customer of ours or other entity with which we have a business relationship were found to violate the Federal Anti-Kickback Law or other similar anti-kickback or anti-referral laws, and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly and willfully participated in such activities, we could be subject to sanction or liability under such laws.
      Stark Law. The federal Stark Law restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they or their immediate family members have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. Penalties for violations include denial of payment, mandatory refund of any payments previously received, civil money penalties and exclusion from the Medicare and Medicaid programs. In addition, so-called “circumvention schemes” are also punishable by civil money penalties. If the activities of a customer of ours or other entity with which we have a business relationship were found to constitute a violation of anti-referral laws, and we were found to have knowingly participated in such activities, we could be subject to sanction or liability under such law.
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
      Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are available on the Investor Relations section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Suite 200, Boston, MA 02135-2040.
Employees
      As of December 31, 2005, we employed 246 employees, including 44 in sales and marketing, 115 in customer support and services, 47 in research and development and 40 in finance and senior management, administration, human resources, and information technology. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
      Our executive officers are:

Stephen N. Kahane
      Stephen N. Kahane, M.D., M.S., age 48, has served as our Chief Executive Officer since September 2004 and as a director since March 2001. From March 2001 until August 2004, Dr. Kahane served as our Vice Chairman and Chief Strategy Officer. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer of our medical software division. From October 1996 until November 1999, he served as president and chief executive officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Joseph D. Hill
      Joseph D. Hill, age 43, has served as our Senior Vice President and Chief Financial Officer since October 2004. Prior to this, from April 2003 until March 2004, Mr. Hill served as Vice President and Chief Financial Officer of Dirig Software, an application performance management solutions provider based in Nashua, New Hampshire. In February 2004, Dirig Software was acquired by Allen Systems Group of Naples, Florida. From August 2000 until June 2002, Mr. Hill served as Vice President and Chief Financial Officer of Maconomy Corporation, a Web-based business management solutions provider with headquarters in Copenhagen, Denmark and Marlborough, Massachusetts. Prior to joining Maconomy, Mr. Hill was Vice President and Chief Financial Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999.

Peter McClennen
      Peter A. McClennen, age 37, has served as the Company’s Chief Operating Officer (“COO”) and President since March 2005. Prior to this, Mr. McClennen, served as Global General Manager, Imaging and Information Systems, from February 2004 until March 2005, and General Manager, Global Marketing and Product Development, from June 2002 until February 2004, for General Electric Healthcare Information Technologies (“GE Healthcare”) based in Chicago, Illinois. GE Healthcare is a medical technology company and a unit of General Electric Company. Prior to joining GE Healthcare, Mr. McClennen worked for Fujifilm Medical Systems, a medical imaging and technology subsidiary of Fuji Photo Film, Ltd as Director of Marketing, Network Systems from October 2001 until June 2002 and as National Product Manger, PACS from March, 2000 to September 2001.

Stephen Hicks
      Stephen Hicks, age 47, has served as our Vice President and General Counsel since March 2001. He was Vice President of our medical software division between August 2000 and March 2001. Prior to joining us, he was First Deputy Commissioner at the New York State Division of Housing from January 1999, and worked from February 1995 to December 1998 on the executive staff of Dennis C. Vacco, the New York State Attorney General. From 1983 until 1995, Mr. Hicks worked for McCullough, Goldberger and Staudt, a New York law firm.

Medical Division Sale
      On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together, the Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price reduction of $1.6 million. In 2005, we recorded a net gain on the sale of $46.3 million, net of income taxes of $33.9 million.
      In connection with the Asset Sale, we entered into a Transition Services Agreement on January 3, 2005. Pursuant to the Transition Services Agreement, in exchange for specified fees, we will provide to Cerner services including accounting, tax, information technology, customer support, and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Services that we provide extend through August 31, 2006. Certain of the Cerner provided services extend through March 31, 2009.
      As of December, 31, 2005, the Company’s receivable from Cerner was $1.4 million and the Company’s payable to Cerner was $2.8 million under the Transition Services Agreement.
      In connection with the Purchase Agreement, each company has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. For a period of five years from the closing date we cannot, except in certain limited situations, compete with the Medical Division, and we cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, for a period of five years from closing we cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and we are prohibited from hiring certain specified former Medical Division employees.

Item 1A.	Risk Factors
Forward-Looking Statements and Risk Factors That May Affect Future Results
      Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “might” and similar expressions to identify forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, and financial results.
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
      Our operating results will vary significantly from quarter to quarter and from year to year. We had net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) for the year ended December 31, 2005, and a net loss of $12.5 million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $27.8 million for the year ended December 31, 2001 and $78.1 million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
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
      Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, Vision Series PACS, our radiology information system, Vision Series RIS, and our combination offering AMICAS Office Solutions, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

Our future success is dependent in large part on the success of our current products.
      In the first quarter of 2005, we sold our Medical Division, which represented 63% and 69% of our total revenues in 2004 and 2003, respectively. We have devoted substantial resources to the development and marketing of our current products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our Vision Series suite of products, related products and service offerings.

We may fail to realize the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS.
      Our expectations with regard to the long-term financial benefits that we anticipate will result from our acquisition of Amicas PACS are subject to significant risks and uncertainties including:

•	our ability to retain Amicas PACS key personnel. In particular, the loss of these employees would compromise the value of the Amicas PACS client base and/or its software products and technologies;

•	our ability to integrate the RIS and PACS products as may be, and/or to the extent, required by the marketplace, including our ability to deliver the related professional services; the integrity of the intellectual property of Amicas PACS; and

•	continued compliance with all government laws, rules and regulations for all applicable products.

If our new products, including product upgrades, and services do not achieve sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.
      The success of our business will depend in large part on the market acceptance of:

•	new products and services including AMICAS Office Solutions; and

•	enhancements to our existing products, support and services including Vision Series Financials.
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
      Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, patent, trademark, and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Most of our software technology is not patented and existing copyright laws offer only limited practical protection. Our practice is to require all new employees to sign a confidentiality agreement and most of our employees have done so. However, not all existing employees have signed confidentiality agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.
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
      As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we are increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, will be time-consuming and expensive to defend. Infringement claims will also divert our management’s attention and resources and could also cause delays in the delivery of our applications to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us was successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations will be harmed.

We may undertake additional acquisitions, which may involve significant uncertainties and may increase costs and divert management resources from our core business activities, or we may fail to realize anticipated benefits of such acquisitions.
      We may undertake additional acquisitions if we identify companies with desirable applications, products, services, businesses or technologies businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain acquired companies’ personnel or integrate them into our operations, the value of the acquired applications, products, services, distribution capabilities, business, technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include;

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
      The information management technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

•	develop new or enhance existing products and services to meet the changing needs of our customers and the marketplace in a timely and cost-effective way; and

•	respond effectively to technological changes, new product offerings, product enhancements and new services of our competitors.
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

Our inability to renew, or make material modifications to, agreements with our third party product and service providers could lead to a loss of customers and have a negative impact on our revenues.
      Some of our customers demand the ability to acquire a variety of products from one provider. Some of these products are not owned or developed by us. Through agreements with third parties we currently resell the desired hardware, software and services to these customers. However, in the event these agreements are not renewed or are renewed on less favorable terms, we could lose sales to competitors who market the desired products to these customers or recognize less revenue. If we do not succeed in maintaining our relationships with our third party providers, our business could be harmed.

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

We are subject to government regulation and legal uncertainties, compliance with which could have a material adverse effect on our business.

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
      Although we have made, and will continue to make, a good faith effort to ensure that we comply with, and that our go-forward products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us to penalties and damages, as well as civil liability and criminal sanctions to the extent we are a business associate of a covered entity or regulated directly as a covered entity. In addition, any delay in developing or failure to develop products and/or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our implementation of HIPAA regulations.

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
      The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our services by our strategic partners and others. Changes in the federal reimbursement regulations have been made, and federal and state legislatures have periodically considered programs to further reform or amend the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.
      As the cost of healthcare continues to rise, the government and other payers may make adjustments to their reimbursement for certain healthcare services and/or may make certain requirements of certain healthcare service provider organizations and businesses such that monies available for investment in image and information management products and services may decrease. While we believe that the pressure on such healthcare organizations to operate as efficiently and effectively as possible should drive the need for AMICAS products and services, certain changes in reimbursement may have the opposite effect. Any significant reduction in reimbursement puts at risk our customers and prospects ability and inclination to pay for our products and services. Regulations that require our customers and prospects to invest and spend their monies in other areas puts at risk their ability and inclination to pay for our products and services as well. The Deficit Reduction Act of 2005, signed into law on February 8, 2006, is an example of a planned change to reimbursement that may have a negative impact on our target market’s ability and inclination to acquire our products and services.

Larger and smaller regional competitors could cause us to lower our prices or to lose customers.
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
      The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Some of our customers have had their use of our software significantly impacted by computer viruses. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our operations and those of our customers. In addition, our EDI and internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers, causing them to seek out other vendors, and/or damage our reputation in the market, making it difficult to obtain new customers.

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
      Our software and third party software and hardware provided by us are used by healthcare providers in providing care to patients. Although no product liability lawsuits have been brought against us to date related to the use of these products and services, such lawsuits may be made against us in the future. We strive to maintain product liability insurance coverage in an amount that we believe is adequate; such coverage may not be adequate or such coverage may not continue to remain available on acceptable terms, if at all. A successful lawsuit brought against us, which is uninsured or underinsured, could materially harm our business and financial condition.

We may be exposed to credit risks of our customers.
      We recorded revenues of $52.8 million in 2005, and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. At December 31, 2005, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

Our future success depends on our ability to successfully develop new products and adapt to new technology change.
      To remain competitive, we will need to develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. Our products are complex and may contain errors. Errors in products will require us to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to our reputation, and increased service and warranty costs which would have an adverse effect on financial performance.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      As of December 31, 2005, the Company leases and occupies the following commercial space:

		2006
Location	Square Footage	Monthly Cost	Lease Expiration

Boston, Massachusetts	26,763	$51,768	January 2008
Daytona, Florida	35,253	$46,626	July 2008

      The Boston, Massachusetts location is our headquarters, which provides a location for executive and administrative offices and serves our sales, marketing, research and development, and customer service purposes. The Daytona Beach, Florida location serves sales, research and development, and customer service purposes.
      In March 2005, we entered into subleases for office space at our Boston headquarters. We exited our Ridgefield, Connecticut office, which served as our previous headquarters, in the second quarter of 2005. Our Ridgefield, Connecticut office lease expired on December 31, 2005. Leases for our Medical Division facilities were assigned to Cerner in connection with the Asset Sale in January 2005. If we require additional space in the future, we believe that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Item 3.	Legal Proceedings
      From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., concerning a 1999 business combination transaction was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and AMICAS, Inc, Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.
      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders
      In the fourth quarter of 2005, no matter was submitted to a vote of our security holders.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      On January 4, 2005, we changed our trading symbol on The Nasdaq National Market to “AMCS.” From March 6, 2001 until January 3, 2005, our common stock was traded on the Nasdaq National Market under the trading symbol “VWKS.” From January 29, 1999 until March 5, 2001, our common stock was traded on the NASDAQ National Market under the trading symbol “INCX.” From July 10, 1997 until January 29, 1999, our common stock was traded on the American Stock Exchange under the symbol “INC.” On March 23, 2006, the last reported sale price of our common stock in the Nasdaq National Market was $4.60. The high and low sale prices of our common stock for each quarter during the last two full calendar years are set forth below:

2004	High	Low

First Quarter	$5.16	$3.40
Second Quarter	$4.45	$3.20
Third Quarter	$3.94	$2.91
Fourth Quarter	$4.50	$3.36

2005

First Quarter	$4.60	$3.65
Second Quarter	$4.78	$2.85
Third Quarter	$5.69	$4.25
Fourth Quarter	$5.43	$4.17
      As of March 23, 2006, there were approximately 1,391 record holders of our common stock.
      Dividend Policies. We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

Item 6.	Selected Consolidated Financial Data
      The following tables provide selected consolidated financial data of our company as of and for each of the years for the five year period ended December 31, 2005 and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data(a)(b)
Revenues
Maintenance and services	$36,813	$29,543	$24,534	$25,005	$26,309
Software licenses and system sales	15,998	12,776	9,677	13,046	9,052

Total revenues	52,811	42,319	34,211	38,051	35,361

Costs and expenses
Cost of revenues:
Maintenance and services	14,163	13,060	13,999	11,247	10,904
Software licenses and system sales, includes amortization of software costs of $1,966 in 2005, $3,178 in 2004, $1,873 in 2003 and $911 in 2002	6,413	6,154	5,147	4,518	3,330
Impairment of capitalized software	—	3,229	490	—	—
Selling, general and administrative	20,701	25,824	14,577	16,707	22,553
Research and development	9,047	9,488	7,565	6,041	3,658
Depreciation and amortization	1,777	1,968	1,331	1,439	6,717
Settlements, severance and impairment charges	5,677	5,730	—	(6,000)	9,627
Acquired in-process technology	—	—	750	—	—
Restructuring credits	—	(155)	—	(501)	(425)

	57,778	65,298	43,859	33,451	56,364

Operating (loss) income	(4,967)	(22,979)	(9,648)	4,600	(21,003)
Interest income (expense), net	1,765	(1,336)	(876)	(447)	(3,170)

(Loss) income from continuing operations, before income taxes	(3,202)	(24,315)	(10,524)	4,153	(24,173)
(Benefit) provision for income taxes	(1,197)	2,200	200	162	—

(Loss) income from continuing operations	(2,005)	(26,515)	(10,724)	3,991	(24,173)
Gain on Sale of discontinued operations, net of income taxes of $33,906	46,277	—	—	—	—
(Loss) income from discontinued operations, net of income taxes	(57)	14,058	18,687	20,159	(3,647)

Net (loss) income	44,215	(12,457)	7,963	24,150	(27,820)

(Loss) Earnings per share — basic
Continuing operations	$(0.04)	$(0.61)	$(0.25)	$0.10	$(0.65)
Discontinued operations	1.00	0.32	0.43	0.48	(0.10)

	$0.96	$(0.29)	$0.18	$0.58	$(0.74)

(Loss) Earnings per share — diluted
Continuing operations	$(0.04)	$(0.61)	$(0.25)	$0.08	$(0.65)
Discontinued operations	1.00	0.32	0.43	0.41	(0.10)

	$0.96	$(0.29)	$0.18	$0.49	$(0.74)

Cash (used in) provided by operating activities(c)	$(7,689)	$4,735	$2,180	$20,758	$18,230

(a)	On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly Amicas, Inc., a developer of Web-based diagnostic image management software solutions. Our 2003 statement of operations includes only one month of operating results of Amicas PACS and our 2002 and 2001 statements of operations do not include operating results of Amicas PACS.

(b)	The consolidated statement of operations for the year ended December 31, 2004 has been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations.

(c)	Includes operating activities of the Medical Division through the sale of the Medical Division on January 3, 2005.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$82,214	$12,634	$20,128	$39,474	$12,988
Working capital (deficit)	79,036	19,968	9,548	27,220	(914)
Total assets	140,285	133,886	132,576	117,131	92,949
Total long-term debt	—	28,674	29,757	18,941	30,553
Stockholders’ equity	119,913	64,655	70,662	60,433	26,060

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors That May Affect Future Results
      Our management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” “should,” “might” and similar expressions to identify forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
Overview
      AMICAS, Inc. is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Acute care and hospital customers are provided a fully-integrated, HIS/RIS-independent PACS, featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Services, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. We provide our clients with ongoing software support, implementation, training, and electronic data interchange, or EDI, services for patient billing and claims processing.
      Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 53% and 56% of our total revenues were of a recurring nature, such as support and transaction processing services, in 2005 and 2004, respectively.
      On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together the Medical Division, to Cerner Corporation. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004. As a result of this transaction, the December 31, 2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price reduction of $1.6 million. In 2005, we recorded a net gain on the sale of $46.3 million, net of income taxes of $33.9 million.
      On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill, Inc. of approximately $23.2 million and the credit facility was terminated.
      On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc. (“Amicas PACS”), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS provides us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).
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
      On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that we will pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million as discussed below.
      As of December 31, 2005, former Amicas PACS stockholders received a total of $10.0 million in additional consideration. The additional consideration paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recorded as additional goodwill.
      Additionally under the amended merger agreement, certain Amicas PACS employees were entitled to receive a total of up to $4.5 million in satisfaction of certain obligations under the original Amicas PACS bonus plan. All payments to the Amicas PACS employees were made as of December 31, 2005.
      On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note G to our Consolidated Financial Statements). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Maintenance and services	$36,813	24.6%	$29,543	20.4%	$24,534
Percentage of total revenues	69.7%		69.8%		71.7%

Software licenses and system sales	$15,998	25.2%	$12,776	32.0%	$9,677
Percentage of total revenues	30.3%		30.2%		28.3%

      The increase in maintenance and services revenues in 2005 of approximately $7.3 million, or 24.6%, was due to a $3.0 million increase of implementation and training services revenues, $3.8 million increase in maintenance revenues, $0.4 million increase in EDI services revenues and a $0.1 million increase in third party product royalties. The $3.0 million increase in implementation and training revenues was primarily due to the delivery of services, achieving implementation milestones and new customers and associated services revenues. The $3.8 million increase in maintenance revenues was primarily the result of the addition of new customers and associated maintenance revenues.
      The increase in maintenance and services revenues in 2004 was primarily attributable to the Amicas PACS acquisition in November 2003, which represents a $5.9 million increase in maintenance and services revenues, and a $1.0 million increase in EDI service revenues. These increases were partially offset by a decline in implementation and training services revenues of $1.6 million primarily relating to HIPAA-compliance services and a decline in maintenance revenues of $0.3 million relating to customers that elected to discontinue their maintenance and support contracts. The HIPAA service revenues relate to the government’s October 2003 compliance deadline regarding its electronic processing standards for most healthcare transactions among physicians, payors, patients and other healthcare industry participants. Accordingly, for the most part, these HIPAA-related services are no longer required.
      Software license and system revenues increased for 2005 by approximately $3.2 million, or 25.2%, primarily due to an increase in the volume of software license and system sales to new and existing customers.
      Software license and system revenues increased for 2004 primarily due to the Amicas PACS acquisition in November 2003, which represents a $4.7 million increase in software license and system revenues, including $0.8 million of term-license arrangements that were converted to perpetual licenses during 2004. This increase was partially offset by a decline in the number of licenses and systems sold.
      Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our new image management systems, Vision Series PACS, and Vision Series RIS. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of Revenues

	Year Ended December 31,

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Maintenance and services	$14,163	8.4%	$13,060	(6.7)%	$13,999
Percentage of maintenance and services revenues	38.5%		44.2%		57.1%

Software licenses and system sales	$6,413	4.2%	$6,154	19.6%	$5,147
Percentage of software licenses and system sales	40.1%		48.2%		53.2%

      Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. For the year ended December 31, 2005, we began to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. In 2005, 2004, and 2003, the Company’s internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations was $8.3 million, $7.2 million and $8.2 million, respectively. Previously, salaries and benefits for professional services and support personnel, as well as an allocation of indirect costs such as rent, utilities and depreciation, were included in selling, general and administrative expenses. All periods presented were revised to reflect the reclassification.
      Cost of maintenance and services revenues increased $1.1 million, or 8.4%, in 2005. The increase is primarily due to the hiring of additional internal resources, including the salaries, benefits and other allocated indirect costs, related to the delivery of new customer implementations and associated support services. In 2005, as a percentage of maintenance and services revenues, cost of maintenance and services decreased to 38.5% as compared to 44.2% for 2004. The decrease is primarily due to the favorable impact of higher productivity levels in our maintenance organization as well as benefits realized due to the scalability of our deployment and implementation organization. The decrease of $0.9 million, or 6.7%, in 2004 is primarily attributable to the reduction of internal maintenance and services employees and related costs. In 2004, as a percentage of maintenance and services revenues, cost of maintenance and services decreased to 44.2% as compared to 57.1% for 2003. The decrease is primarily due to the lower cost of maintenance and services revenue associated with the Amicas PACS acquisition in November 2003.
      Cost of software license and system revenues primarily consists of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software and amortization of software product costs. The increase in 2005 of $0.3 million, or 4.2%, is due to an increase of $0.7 million of computer hardware and $0.8 million of third party software offset by $1.2 million reduction in amortization of software costs. In 2005, as a percentage of software license and system revenues, cost of software license and system decreased to 40.1% as compared to 48.2% for 2004. The decrease is primarily due to the decreased amortization of capitalized software costs for our RIS product due that was impaired in 2004. The increase in 2004 of $1.0 million, or 19.6%, is due to an increase in amortization of software costs of $1.3 million, primarily relating to acquired software of Amicas PACS and additional software royalties of $0.7 million. These increases were partially offset by a decline in computer hardware costs of $1.0 million due to a decrease in computer hardware sales. In 2004, as a percentage of software license and system revenues, cost of software license and system decreased to 48.2% as compared to 53.2% for 2003. The decrease is primarily due to the increased volume of software sales with lower associated costs of software license and system fees. Cost of software license and system revenues will continue to fluctuate based on revenue mix, including computer hardware and third-party software.
      In 2004, we recorded a charge of $3.2 million relating to the impairment of capitalized software costs for our RIS product. The entire balance of the capitalized software costs related to our RIS product was written off and, therefore, there will be no further amortization of the RIS capitalized software costs. In 2003, we also recorded an impairment charge of $0.5 million relating to a medical image distribution product that was abandoned in favor of a comparable solution offered by Amicas PACS.

Operating Expenses

	Year Ended December 31,

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Selling, general and administrative	$20,701	(19.8)%	$25,824	77.2%	$14,577
Percentage of total revenues	39.2%		61.0%		42.6%

Research and development	$9,047	(4.6)%	$9,488	25.4%	$7,565
Percentage of total revenues	17.1%		22.4%		22.1%

Depreciation and amortization	$1,777	(9.7)%	$1,968	47.9%	$1,331
Percentage of total revenues	3.4%		4.7%		3.9%

Selling, General and Administrative
      Selling, general and administrative expenses include fixed and variable compensation and benefits, facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Previously, selling, general and administrative expenses included our personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. For the year ended December 31, 2005, we began to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. These costs included direct costs such as salaries and benefits for professional services and support personnel, as well as an allocation of indirect costs such as rent, utilities and depreciation. All previous periods were revised to reflect the reclassification.
      Selling, general and administrative expense was $20.7 million for 2005, compared to $25.8 million for 2004. The decrease in 2005 of approximately $5.1 million, or 19.8%, is due to a $3.3 million decrease in salaries, benefits, commissions and overhead due to reduced headcount, a $1.1 million decrease in professional and legal fees and a $0.7 million decrease in marketing related expenses.
      The increase in 2004 is primarily due to the inclusion of Amicas PACS expenses of $7.2 million, as well as increases in travel costs of $0.8 million, fixed compensation expense of $0.7 million, and to a lesser extent, marketing. In addition, the amount for 2003 includes a credit of $0.5 million that reflects the favorable resolution of an outstanding matter involving a federally subsidized research and development project dating back to 1997 and a gain of $0.4 million relating to the sale of our former headquarters building.

Research and Development
      Research and development expense was $9.0 million for 2005, compared to $9.5 million for 2004. The decrease of approximately $0.4 million, or 4.6%, is primarily attributable to a decrease in third party development costs. The increase in research and development expenses in 2004 is mainly attributable to additional personnel costs relating to the inclusion of Amicas PACS of $3.0 million. This increase was partially offset by a decline in third-party software developer fees of $0.9 million.

Depreciation and amortization expense
      The decrease in depreciation and amortization expense from 2004 to 2005 of $0.2 million, or 9.7%, is primarily due to a decrease in assets as a result of a $0.4 million sale of our fractional share ownership in a corporate plane in the first quarter of 2005, and a $1.2 million impairment of our Enterprise Resource Planning system in the fourth quarter of 2004.
      The increase in depreciation and amortization expense from 2003 to 2004 of $0.6 million, or 47.9%, primarily reflects the depreciation and amortization of certain intangible assets and property and equipment from the November 2003 acquisition of Amicas PACS.

     Settlements, Severance and Impairment Charges
      In 2005, we incurred expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the $4.3 million earn-out consideration obligations relating to the acquisition of Amicas PACS, we recognized $1.9 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan. Included in the $1.9 million was $1.1 million for the acceleration of earn-out bonus, pursuant to agreements with former Amicas PACS executives, whose employment was terminated by mutual agreement.

•	Settlement of litigation. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999. As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

•	Restructuring charges:

The 2004 Plan. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts, their employment would be terminated under a plan of termination. The employees were terminated in the fourth quarter of 2004 and the first quarter of 2005. Pursuant to their termination agreements, the Company had agreed to pay their salary and provide certain benefits, during their severance period. In 2005, the Company recorded a $0.5 million charge for costs associated with employees terminated during the first quarter of 2005 and $0.2 million non-cash stock compensation expense for certain modified stock awards.

The 2005 Plan. In May 2005, the Company notified 13 of its employees that their employment would be terminated in the second quarter of 2005 and, pursuant to their termination agreements, the Company agreed to pay their salary during their severance period. In 2005, the Company recorded a $0.2 million charge for costs associated with their termination.

Office Closure. In June 2005, the Company vacated its former Ridgefield, Connecticut headquarters and determined it had no future use for this leased space. In 2005, the Company recorded a restructuring charge for the remaining contractual lease payments under the lease agreement of approximately $0.1 million, which was paid in 2005.

Executive Termination Costs. On March 31, 2005, the Company entered into a separation agreement with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company agreed to pay the executives two months of salary and other compensation obligations. In 2005, the Company recorded approximately $0.1 million in costs related to the termination of employment of these executives. As of December 31, 2005, all amounts have been paid.
      In 2004, we recognized expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, in 2004 we recognized $2.4 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan.

•	Severance re: corporate headquarters relocation. We recorded severance-related costs of $1.3 million, including executive-related severance costs of $0.4 million. In December 2004, we relocated our corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004,

we notified 57 of our employees that, in connection with the relocation of our corporate headquarters, their employment would be terminated under a plan of termination.

•	Impairment charge. We recorded an impairment charge of $1.2 million to write-down our enterprise resource planning software, or ERP, relating to our decision to cease using a portion of our ERP. This decision was due to the downsizing of our business as a result of the Medical Division sale.

•	Settlement of litigation. We recorded costs of $0.8 million relating to the settlement of litigation. In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleged that in 2001, we received a preference payment from the business associate and sought to avoid and recover the $0.8 million payment made to us. We agreed to settle this matter in March 2004 and paid $0.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004 and paid as of December 31, 2005.

     Acquired In-Process Technology
      In connection with the acquisition of Amicas PACS, we acquired and identified in the purchase price allocation approximately $0.8 million of in-process technology. This intangible asset was subsequently written off in the fourth quarter of 2003.
     Restructuring Credits
      In 2004, we recognized credits of $0.2 million reflecting a savings from our original estimate in connection with the early termination of one office lease and the sublease of a second office lease for facilities closed as part of a restructuring plan announced in 2000.

Interest Income (Expense)

	Year Ended December 31,

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Interest income	$2,516	1,443.6%	$163	(40.3)%	$273
Interest expense	(751)	(49.9)%	(1,499)	30.5%	(1,149)

      The increase in interest income from 2004 to 2005 is primarily due to the increase in our cash and cash equivalent balance as a result of the sale of the medical division, a higher interest rate being earned on our cash and cash equivalent balance and increases in the cash surrender value of certain life insurance policies on former officers.
      The decrease in interest income from 2003 to 2004 is primarily due to our reduced average cash balance.
      The decrease in interest expense from 2004 to 2005 relates to our credit facility pay-off. On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and our credit facility was terminated. Additionally, in conjunction with the early pay-off of the credit facility, we wrote-off approximately $0.7 million of previously capitalized deferred financing costs.
      The increase in interest expense from 2003 to 2004 relates to the $15.0 million we borrowed in November 2003 in connection with the acquisition of Amicas PACS.

Income Taxes
      For 2005, we recorded an income tax benefit of $1.2 million resulting from continuing operations and a provision of $33.9 million related to discontinued operations. For 2004 and 2003 we recorded income tax provisions of $2.2 million and $0.2 million, respectively. In 2005 and 2004 we recorded a $0.6 million and $3.4 million income tax benefit to additional paid-in capital in connection with net operating loss carryforwards attributed to the exercise of employee stock options.
      Management has assessed the recovery of the Company’s deferred tax assets of $33.2 million and as a result of this assessment, recorded a valuation allowance of $28.3 million as of December 31, 2005 to, along with deferred tax liabilities of $4.9 million, reduce the net deferred tax asset to zero. Management believes it is more likely than not that all of the deferred tax asset will not be realized. As a result, a full valuation allowance has been recorded.
      The provision for income taxes differed significantly from the amounts computed by applying the statutory U.S. federal income tax rate to the loss from continuing operations for 2004 and 2003. In 2005, the benefit for income taxes for the loss from continuing operations, approximated the statutory U.S. federal income tax rate. In 2004, the difference was caused primarily by a charge of $5.5 million to reduce the net deferred tax asset to an amount which management believes is more likely than not to be realized. In 2003, the difference was caused by the income tax benefit recognized of $3.5 million from a decrease in the valuation allowance which was primarily attributed to the utilization of net operating loss carryforwards.

Gain on the Sale of Discontinued Operations
      On January 3, 2005, we completed the sale of our Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, we received cash proceeds of approximately $100 million, subject to a post-closing purchase price reduction of $1.6 million.
      Under the terms of the Purchase Agreement, Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on our net working capital as of the closing date, and Cerner agreed to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property.
      In 2005, we recorded a net gain from the sale of approximately $46.3 million which is net of approximately: $16.2 million of net assets transferred to Cerner, $1.6 million of post closing purchase price adjustments, $33.9 million of income taxes, $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the sale.

(Loss) Income from Discontinued Operations
      Discontinued operations represent the results of our Medical Division. On January 3, 2005 we completed the sale of our Medical Division to Cerner Corporation. For 2005, our loss from discontinued operations was $0.1 million, and in 2004 and 2003, our income from discontinued operations was $14.1 million and $18.7 million, respectively. The $14.2 million decrease in income from discontinued operations from 2004 to 2005 is primarily due to the completion of the sale of our Medical Division on January 3, 2005.
      The $4.6 million decrease in income from discontinued operations from 2003 to 2004 is primarily due to a $6.2 million decrease in total revenues, partially offset by a decrease in expenses of $1.6 million. The decrease in revenues is due to declines in maintenance and services revenues of $4.2 million, primarily due to a decline in implementation and training services revenues relating to HIPAA-compliance services, and software licenses and system sales revenues of $2.0 million due to a decrease in the number of licenses sold. The decrease in expenses is primarily due to a decrease in the total cost of revenues of $2.2 million which reflects the decrease in revenues noted above, partially offset by $0.6 million of professional services fees relating to the Asset Sale recorded in discontinued operations in 2004.

LIQUIDITY AND CAPITAL RESOURCES
      On December 31, 2005, our cash and cash equivalents were $82.2 million, an increase of $69.6 million, from December 31, 2004. During 2005 we sold our Medical Division for approximately $98.4 million and repaid $28.7 million of our long-term debt. As of December 31, 2005, we had no long-term debt.
      Net cash used in operating activities was $7.7 million in 2005 compared with cash provided by operating activities of $4.7 million in 2004. The $12.4 million decrease of cash provided by operating activities resulted from a decrease in changes in operating assets and liabilities, adjusted for non-cash income and expenses, in 2005 compared to 2004.
      Net cash provided by operating activities was $4.7 million in 2004 compared with cash provided by operating activities of $2.2 million in 2003. The $2.6 million increase of cash provided by operating activities resulted primarily from a net increase of $14.6 million in changes in operating assets and liabilities in 2004 compared to 2003, offset by a lower net income, adjusted for non-cash income and expenses, of $12.0 million in 2004 compared to 2003.
      Investing activities generated net cash of $96.9 million in 2005 compared to net cash used of $7.5 million used in 2004, a net cash increase of $104.5 million. The 2005 net cash increase of $96.9 million reflects a $97.3 million increase in net proceeds from the sale of our Medical Division and a net $0.4 million decrease in cash used primarily for capital expenditures.
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
      Cash used in financing activities for 2005 amounted to $19.7 million, consisting of $28.7 million of principal payments of our long-term debt, offset by $9.0 million of payments received in connection with the exercise of stock options by certain employees.
      Cash used in financing activities for 2004 amounted to $4.7 million, consisting of $6.8 million of principal payments of our long-term debt and $0.2 million of finance costs, partly offset by $2.3 million of payments received in connection with the exercise of stock options by certain employees.
      Our primary source of liquidity is our cash and cash equivalents. We believe our cash and cash equivalents, together with our cash provided by operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations
      The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2005.

	Years

	Totals	2006	2007	2008	Thereafter

	(In thousands)
Operating leases(a)	$2,834	$1,214	$1,262	$358	—
Other commitments(b)	9,981	3,827	3,034	2,496	$624

Total	$12,815	$5,041	$4,296	$2,854	$624

(a)	In March 2005, we entered into subleases for additional space at our Boston, Massachusetts corporate headquarters.

(b)	Included in other commitments are the following:

•	In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s

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

•	In January 2005, in connection with the sale of the Medical Division to Cerner, the Company assigned certain operating lease agreements relating to the Medical Division to Cerner, which are not included in the lease commitment table above.

•	In connection with our employee savings plans, we have committed, for the 2006 plan year, to contribute to the plans. Our matching contribution for 2006 is estimated to be approximately $0.5 million in cash, in which $0.4 million will be paid in 2006 and $0.1 million in 2007. Our matching contribution for 2005 was approximately $0.5 million. Approximately $0.4 million was paid in 2005, of which 75% was paid in cash and 25% in shares of our common stock. In 2006, we paid the balance of approximately $0.1 million in cash.

      On May 6, 2005, we announced that our Board of Directors authorized us to repurchase up to $15 million of our common stock from time to time in open market or privately negotiated transactions. The timing and amount of any share repurchases will be determined by us based our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans or other corporate purposes. The repurchase program will be funded using our working capital. To date, we have not repurchased any of our common stock under the repurchase program.
      We anticipate capital expenditures for computer software and equipment, other equipment, and leasehold improvements of approximately $1.5 million for 2006.
      To date, the overall impact of inflation on us has not been material.
      From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., concerning a 1999 business combination transaction was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, we filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, we served an answer to the second amended complaint. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and AMICAS, Inc., Richard

Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.
      In connection with the Asset Purchase Agreement, relating to the sale of the Medical Division, each company has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. For a period of five years from the closing date we cannot, except in certain limited situations, compete with the Medical Division, and we cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, for a period of five years from closing we cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and we are prohibited from hiring certain specified former Medical Division employees.
      As permitted under Delaware law, we have agreements under which we indemnify our executive officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2005.
      We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2005.

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
      Revenue Recognition. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Statement of Financial Accounting

Standards (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”. We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of its fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of its fair value is determined based upon the price charged when the same element is sold separately. If VSOE of its fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period. We provide allowances for estimated future allowances and discounts (recorded as contra-revenue) upon recognition of revenues.
      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.
      Accounts Receivable. Our accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. We evaluate the carrying amount of our accounts receivable on an ongoing basis and establish a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each reporting period, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues and/or an increase in bad debt expense.
      Long-lived Assets. We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.
      Goodwill and Business Combinations. Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We are required to test our goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value.
      Our acquisition of Amicas PACS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are amortized through operations over their estimated economic lives.

      Software Development Costs. We begin capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. Two products under development were made commercially available in 2002. No additional products were made commercially available in 2003, 2004 or in 2005.
      We evaluate the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If our gross revenues turn out to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired. As discussed above in Results of Operations, we recognized impairment charges in 2004 relating to our capitalized software costs.
      Income Taxes. We provide for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of our assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary.
      Loss Contingencies. We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004) which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not

’require, companies to restate prior periods. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R beginning January 1, 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock options awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition or cash flows, the Company expects to record substantial non-cash compensation expense that will have a material effect on its results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
      As December 31, 2005, we held approximately $82.2 million in cash and cash equivalents, primarily consisting of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity of three months or less.

Item 8.	Financial Statements and Supplementary Data
      The financial statements listed on page 46 of this report are filed as part of this report on the pages indicated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In performing this evaluation, our management identified a deficiency that constituted a material weakness in our internal controls as described below in “Management’s Report on Internal Control Over Financial Reporting.” As described below, to remediate this deficiency in our internal control over financial reporting, we have implemented certain measures and are in the process of designing and implementing additional measures as follows:

•	We have appointed a new controller as of January 3rd 2006 and continue to train and hire more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•	We are in the process of establishing written policies and procedures to ensure that account reconciliations and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•	We have initiated programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.
      In addition to the foregoing remediation efforts, we retained a consulting firm to assist with the ongoing remediation efforts as defined above.
      However, based on the evaluation of our disclosure controls and procedures as of December 31, 2005 and the identification of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.
      Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 9A and Item 8, respectively, of this Annual Report on Form 10-K and are incorporated herein by reference.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Management’s assessment identified the following material weakness in internal control over financial reporting:
Deferred Revenue Review Process

•	The Company concluded that the controls over the review of deferred revenue were not operating effectively during the year and as of December 31, 2005. As a result errors were identified in the recorded values of deferred maintenance, services and license revenue. In addition these controls were not sufficient to detect potentially contingent amounts regarding former customers that were resolved subsequent to year end. The adjustments made as a result of this material weakness totaled approximately $650,000 in additional deferred revenue, $160,000 in accrued expenses and an increase of $850,000 in accounts receivable, net. Based on the definition of materiality for our internal controls assessment and the application of the evaluation processes for deficiencies as defined by the PCAOB and other authorities, management has determined that these errors constitute a material weakness in their control environment. However, these adjustments had an immaterial effect on revenue, net income and working capital of approximately $40,000 each, all of which have been reflected in the financial statements appearing in this Form 10-K filing. Management believes these errors were a direct result of the review process operating inadequately at the end of the two prior fiscal quarters combined with the turnover of the financial controller at year end. We also believe the loss of knowledge as a result of the change in the Company’s controller and the time needed to train the new controller were contributing factors.
      Based on our evaluation and because of the material weakness described above, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria established by the Internal Controls — Integrated Framework issued by COSO.
      BDO Seidman LLP has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears on page 48 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
      During the fourth fiscal quarter of 2005 there have been no significant changes in our internal control over financial reporting that occurred as a result of our internal control review process and testing for 2005. In addition we have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weakness noted above. Such remediation activities include the following:

•	We have appointed a new controller as of January 3rd 2006 and continue to train and hire more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•	We are in the process of establishing written policies and procedures to ensure that account reconciliations and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•	We have initiated programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.
      In addition to the foregoing remediation efforts, we retained a consulting firm to assist with the on going remediation efforts as defined above.

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III of this Annual Report on Form 10-K is omitted because the Company expects to file a definitive proxy statement pursuant to Regulation 14A with respect to the 2006 Annual Meeting of Stockholders expected to be held on June 8, 2006 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      Information about our executive officers is contained under the caption “Employees” in Part I hereof. We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available on our website at www.amicas.com/about/investorrelations.asp. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Boston, Massachusetts 02135-2040.
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

Item 14.	Principal Accountant Fees and Services
      The response to this item is contained in the Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1)Financial Statements. The financial statements listed on page 46 of this report are filed as part of this report on the pages indicated.

      (a)(2)Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
No.		Description

2.1	—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

2.2	—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., Amicas, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).

2.3	—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., Amicas, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).

3.1	—	Certificate of Incorporation of InfoCure Corporation with all amendments (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	—	Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.1	—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.

4.2	—	Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed March 30, 2005).

10.1	—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).

10.2	—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).

10.3	—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.4	—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.5	—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	—	Amendment to InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	—	InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).

10.9	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
No.		Description

10.11	—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.12	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.13	—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.14	—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.15	—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.16	—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

10.17	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.18	—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).

10.19	—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).

10.20	—	VitalWorks Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.21	—	VitalWorks Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

10.22	—	Rights Agreement, dated as of December 5, 2002 (the “Rights Agreement”), between VitalWorks Inc. and StockTrans, Inc., as Rights Agent, including as Exhibit B, the form of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).

10.23	—	Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).

10.24	—	Form of Certificate of Designations of Series B Preferred Stock, included in Exhibit C to the Rights Agreement (incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 8-A12B, filed with the Commission on January 3, 2003).

10.25	—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

10.26	—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

10.27	—	Form of Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Joseph M. Walsh, Michael A. Manto and Stephen Hicks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

Exhibit
No.			Description

10.28		—	Employment Agreement, dated October 1, 2004, by and between VitalWorks Inc. and Joseph D. Hill (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

10.29		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).

10.30		—	Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc. (incorporated by reference to 10.1 to our Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).

10.31		—	Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc. (incorporated by reference to 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).

10.32		—	Employment Agreement, dated March 28, 2005, by and between AMICAS inc. and Peter McClennen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current report on Form 8-K, filed with the Commission on March 31, 2005).

10.33		—	Separation Agreement, dated March 31, 2005, by and between AMICAS inc. and Hamid Tabatabaie (incorporated by reference to Exhibit 2.1 to the Registrant’s Current report on Form 8-K, filed with the Commission on April 6, 2005).

*10	.34	—	AMICAS, Inc. 401(k) Retirement Savings Plan effective December 1, 2005.

21.1		—	Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2005.

*23	.1	—	Consent of BDO Seidman, LLP, independent registered public accounting firm.

24.1		—	Powers of Attorney (included on signature page).

*31	.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith

AMICAS, INC.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts
      We have audited the accompanying consolidated balance sheets of AMICAS, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations; stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and Subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMICAS, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and have issued our report thereon dated March 29, 2006 which expressed an unqualified opinion on management’s assessment that AMICAS, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, and an adverse opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2005.
/s/ BDO Seidman, LLP
Boston, Massachusetts
March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that AMICAS, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management identified a material weakness in their internal controls regarding its deferred revenue review process. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management’s assessment as of December 31, 2005: management identified a material weakness in the Company’s controls over the Company’s deferred revenue review process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 29, 2006 on those financial statements.

      In our opinion, management’s assessment that AMICAS, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMICAS, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.
/s/ BDO SEIDMAN, LLP
Boston, Massachusetts
March 29, 2006

AMICAS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$82,214	$12,634
Accounts receivable, net of allowances of $767 and $2,200	15,316	11,423
Computer hardware held for resale	127	279
Deferred income taxes, net	—	28,200
Prepaid expenses and other current assets	1,025	3,053
Current assets of discontinued operations	—	10,551

Total current assets	98,682	66,140
Property and equipment, less accumulated depreciation and amortization of $5,347 and $4,182	1,259	1,988
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $4,077 and $2,120	9,623	11,580
Other intangible assets, less accumulated amortization of $889 and $462	2,511	2,938
Other assets	897	1,447
Non-current assets of discontinued operations	—	22,480

Total assets	$140,285	$133,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,085	$8,412
Accrued employee compensation and benefits	2,050	3,507
Accrued restructuring costs	16	126
Deferred revenue, including unearned discounts of $360 and $360	8,495	10,474
Current portion of long-term debt	—	9,657
Current liabilities of discontinued operations	—	13,996

Total current liabilities	19,646	46,172
Long-term debt, net of current portion	—	19,017
Other liabilities, primarily unearned discounts re: outsourced printing services	726	1,229
Non-current liabilities of discontinued operations	—	2,813
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 50,355,684 and 46,338,568 shares issued	50	46
Additional paid-in capital	222,927	211,888
Accumulated deficit	(96,592)	(140,807)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	119,913	64,655

Total liabilities and stockholders’ equity	$140,285	$133,886

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues
Maintenance and services	$36,813	$29,543	$24,534
Software licenses and system sales	15,998	12,776	9,677

Total revenues	$52,811	$42,319	$34,211

Costs and expenses
Cost of revenues:
Maintenance and services	$14,163	$13,060	$13,999
Software licenses and system sales, includes amortization of software costs of $1,965 in 2005, $3,178 in 2004 and $1,873 in 2003	6,413	6,154	5,147
Impairment of capitalized software	—	3,229	490
Selling, general and administrative	20,701	25,824	14,577
Research and development	9,047	9,488	7,565
Depreciation and amortization	1,777	1,968	1,331
Settlement, severance and impairment charges	5,677	5,730	—
Acquired in-process technology	—	—	750
Restructuring credits	—	(155)	—

	57,778	65,298	43,859

Operating loss	(4,967)	(22,979)	(9,648)
Interest income	2,516	163	273
Interest expense	(751)	(1,499)	(1,149)

Loss from continuing operations, before income taxes	(3,202)	(24,315)	(10,524)
(Benefit) Provision for income taxes	(1,197)	2,200	200

Loss from continuing operations	(2,005)	(26,515)	(10,724)
Gain on sale of discontinued operations, net of taxes $33,906	46,277	—	—
(Loss) income from discontinued operations	(57)	14,058	18,687

Net income (loss)	$44,215	$(12,457)	$7,963

Earnings (loss) per share
Basic:
Continuing operations	$(0.04)	$(0.61)	$(0.25)
Discontinued operations	1.00	0.32	0.43

	$0.96	$(0.29)	$0.18

Diluted:
Continuing operations	$(0.04)	$(0.61)	$(0.25)
Discontinued operations	1.00	0.32	0.43

	$0.96	$(0.29)	$0.18

Weighted average number of shares outstanding
Basic	46,285	43,563	43,052
Diluted	46,285	43,563	43,052
The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares
				Additional
	Common	Treasury	Common	Paid-In	Accumulated	Treasury
	Stock	Stock	Stock	Capital	Deficit	Stock	Total

	(In thousands, except share data)
Balance at December 31, 2002	44,605,944	(1,985,502)	$45	$203,173	$(136,313)	$(6,472)	$60,433
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	276,933			1,132			1,132
Exercise of stock options	395,939			1,134			1,134
Net income					7,963		7,963

Balance at December 31, 2003	45,278,816	(1,985,502)	$45	$205,439	$(128,350)	$(6,472)	$70,662
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	64,269			252			252
Exercise of stock options and warrants	995,483		1	2,320			2,321
Tax benefit from change in valuation allowance and other				3,877			3,877
Net loss					(12,457)		(12,457)

Balance at December 31, 2004	46,338,568	(1,985,502)	$46	$211,888	$(140,807)	$(6,472)	$64,655
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	32,099			161			161
Exercise of stock options	3,985,017		4	8,989			8,993
Modification of stock option agreements				1,211			1,211
Tax benefit from change in valuation allowance and other				678			678
Net income (loss)					44,215		44,215

Balance at December 31, 2005	50,355,684	(1,985,502)	$50	$222,927	$(96,592)	$(6,472)	$119,913

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities
Loss from continuing operations	$(2,005)	$(26,515)	$(10,724)
Income from discontinued operations	46,220	14,058	18,687

Net income (loss)	44,215	(12,457)	7,963
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain from the sale of discontinued operations	(81,143)	—	—
Impairment of capitalized software	—	3,229	490
Other impairment charges	—	1,351	—
Restructuring and severance charges	—	1,093	332
Depreciation and amortization	1,777	3,047	2,460
Acquired in-process technology	—	—	750
Provisions for bad debts, returns and discounts	(1,432)	2,424	1,973
Gain on sale of fixed assets	(41)	—	—
Amortization of deferred finance costs	—	226	173
Write-off of deferred financing costs	661	—	—
Amortization of software development costs	1,965	3,178	1,873
Deferred income taxes	28,200	1,950	—
Non-cash stock compensation expense	1,211	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,460)	(7,356)	(2,342)
Computer hardware held for resale, prepaid expenses and other	2,070	(134)	(1,748)
Accounts payable and accrued expenses	(908)	3,870	(3,726)
Deferred revenue including unearned discount	(2,339)	5,514	(417)
Other liabilities	(143)	(1,200)	(5,601)
Tax benefit from change in valuation allow and other	678	—	—

Cash (used in) provided by operating activities	(7,689)	4,735	2,180

Investing activities
Business acquisition, net of cash acquired	—	(3,675)	(29,143)
Software product development costs	—	(1,638)	(2,017)
Proceeds from sale of discontinued operations	98,408	—	—
Payment of transaction costs related to sale of discontinued operations	(1,043)	—	—
Proceeds from sale of assets	268	—	360
Purchases of property and equipment	(684)	(2,227)	(1,954)
Security deposit	—	—	(308)

Cash provided by (used in) investing activities	96,949	(7,540)	(33,062)

Financing activities
Principal repayments on long-term debt	(28,673)	(6,827)	(4,273)
Proceeds from the issuance of long-term debt	—	—	15,000
Exercise of stock options and warrants	8,993	2,305	1,076
Deferred finance costs and other	—	(167)	(267)

Cash (used in) provided by financing activities	(19,680)	(4,689)	11,536

(Decrease) increase in cash and cash equivalents	69,580	(7,494)	(19,346)
Cash and cash equivalents at beginning of year	12,634	20,128	39,474

Cash and cash equivalents at end of year	$82,214	$12,634	$20,128

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business
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
      On January 3, 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”) (see Note E).
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

C.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Theses estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, tax contingencies and valuation allowances, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
standards, short product life cycles and price competition, all of which could impact the future realized value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition
      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”. Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company’s sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the vendor specific objective evidence (“VSOE”) of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of its fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of its fair value is determined based upon the price charged when the same element is sold separately. If VSOE of its fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In the Company’s contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Allowances for estimated future allowances and discounts (recorded as contra-revenue) are provided upon recognition of revenues.
      Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Cash and Cash Equivalents
      The Company considers all liquid investment instruments with original maturities of ninety days or less to be cash equivalents.

Concentration of Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At December 31, 2005, no customer represented greater than 10% of the Company’s net accounts receivable balance.

Accounts Receivable, Revenue Reserve and Allowance for Doubtful Accounts
      The Company’s accounts receivable are customer obligations due under normal trade terms carried at their face value, less allowances for estimated future returns and discounts, as well as bad debts. The Company evaluates the carrying amount of its accounts receivable on an ongoing basis and establishes a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each reporting period, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues and/or an increase in bad debt expense.
      The following table summarizes the Allowance for Doubtful Accounts, Returns and Discounts activity for the three years ended December 31, 2005.

	2005	2004	2003

Balance at beginning of period	$2,200	$2,800	$1,900
Additions charged to costs and expenses	140	350	145
Additions charged to other accounts(a)	229	1,811	1,828
Reductions(b)	(1,802)	(2,761)	(1,273)

Balance at end of period	$767	$2,200	$2,800	(c)

(a)	Charged to revenues

(b)	Write-offs, returns and discounts, net of recoveries and, in 2004, reclassification of the Medical Division allowance of $1,200 to current assets of discontinued operations

(c)	Includes $200 from a business acquisition

Fair Value
      All current assets and current liabilities, because of their short-term nature, are stated at cost or face value, which approximates market value. The carrying amount of the company’s long-term debt, which provided for interest rates at floating rates, approximated market value as of December 31, 2004.

Computer Hardware Held For Resale
      Computer hardware held for resale includes computer equipment and related peripherals, which are valued at the lower of cost or realizable value. Cost is principally determined by either the first-in first-out or average cost methods.

Long-lived Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Business Combinations
      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. The Company no longer amortizes its goodwill assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company is required to test its goodwill for impairment of value on at least an annual basis. To date, the results of the Company’s tests have not revealed an impairment of value.
      The Company’s acquisition of Amicas PACS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are amortized through operations over their estimated economic lives (see Note I).

Software Development Costs
      The Company begins capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technological feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s). Generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. No additional products were made commercially available in 2003, 2004 or 2005.
      The Company evaluates the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If gross revenues turn out to be significantly less than the Company’s estimates, the net realizable value of capitalized software intended for sale would be impaired. The Company recognized impairment charges in 2004 relating to capitalized software costs (see Note G).

Deferred Finance Costs
      Deferred finance costs, which include charges, fees and expenses directly associated with the Company’s credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) are recognized as interest expense over the expected life of the respective loan. Deferred finance costs ($0.7 million, net of accumulated amortization of $0.5 million), are included in other assets in the accompanying balance sheet as of December 31, 2004. Deferred finance costs of $0.7 million, and related accumulated amortization, were written off in 2005, when the Company repaid its outstanding balance under its Wells Fargo credit facility.

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

Income Taxes
      The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Numerator — income (loss):
Continuing operations	$(2,005)	$(26,515)	$(10,724)
Discontinued operations	46,220	14,058	18,687

	$44,215	$(12,457)	$7,963

Denominator:
Basic EPS — weighted-average shares	46,285	43,563	43,052
Effect of dilutive securities, stock option and warrant rights	—	—	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	46,285	43,563	43,052

Basic EPS:
Continuing operations	$(0.04)	$(0.61)	$(0.25)
Discontinued operations	1.00	0.32	0.43

	$0.96	$(0.29)	$0.18

Diluted EPS:
Continuing operations	$(0.04)	$(0.61)	$(0.25)
Discontinued operations	1.00	0.32	0.43

	$0.96	$(0.29)	$0.18

      Because their effect would be antidilutive, stock option and warrant rights were excluded from the diluted calculation for the years 2005, 2004 and 2003. For the quarter ended December 31, 2005, the dilutive effect of stock options and warrants under the treasury method is 2.83 million shares.

Comprehensive Income
      Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss) for all periods presented.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
      The Company accounts for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by SFAS 123, of options granted in 2005, 2004 and 2003 was $2.38, $1.83 and $2.35, respectively, as calculated using the Black-Scholes option valuation model. The Company prices its fixed stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense is recognized for stock options granted. The following table illustrates the effect on loss from continuing operations and the related loss per share if the Company had applied the fair value recognition provisions of Statement 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Loss from continuing operations, as reported	$(2,005)	$(26,515)	$(10,724)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)	(1,425)	(4,131)

Pro forma loss from continuing operations	$(4,939)	$(27,940)	$(14,855)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.04)	$(0.61)	$(0.25)

Basic and diluted — pro forma	$(0.11)	$(0.64)	$(0.35)

      The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended
	December 31,

	2005	2004	2003

Risk-free interest rate	4.1%	3.0%	2.5%
Expected dividend yield	0.0	0.0	0.0
Expected stock price volatility	63.1%	72.1%	76.0%
Weighted average expected life (in years)	4.8	4.8	4.0
      The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable, which differ significantly from the Company’s stock option awards. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

D.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004) which replaces SFAS 123 and supersedes APB 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Accordingly, the Company will adopt the provisions of SFAS 123R beginning January 1, 2006, using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock options awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Although the adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition or cash flows, the Company expects to record substantial non-cash compensation expense that will have a material effect on its results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3” (SFAS 154). SFAS 154 replaces APB opinion no. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005; and earlier adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The Company does not expect that SFAS 154 will have a significant effect on its financial condition or results of operations.

E.	Discontinued Operations
      On November 15, 2004, the Company and Cerner entered into a Purchase Agreement pursuant to which the Company agreed to sell and Cerner agreed to acquire and assume substantially all of the assets and liabilities of the Company’s Medical Division together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business. The sale of the Company’s Medical Division allows the Company to focus completely on its radiology business. Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing purchase-price adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the medical division and the anesthesiology business and certain obligations under assigned contracts and intellectual property.
      On January 3, 2005, the Company completed the sale of its Medical Division to Cerner (“Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of $100 million, subject to a post-closing purchase price reduction of $1.6 million.
      In 2005, the Company recorded a net gain from the sale of approximately $46.3 million which is net of approximately: (a) $16.2 million of net assets transferred to Cerner, (b) $1.6 million of post closing purchase price adjustments, (c) $33.9 million of income taxes, (d) $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and (e) $1.0 million of additional fees and transaction costs related to the sale.
      The $33.9 million income tax provision includes the realization of $28.2 million of deferred tax assets previously recorded and a current tax provision of $5.7 million.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the December 31, 2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As noted above, the Company had formally committed to a plan to sell its Medical Division. The Company has (i) eliminated the Medical Division’s financial results from its ongoing operations, (ii) determined that the Medical Division was a separate component of its aggregated business as historically its management reviewed separately the Medical Division’s financial results and cash flows apart from its continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of the Medical Division after the sale.
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

      In connection with the Asset Sale, the Company entered into a Transition Services Agreement on January 3, 2005. Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support, and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Services that the Company provide extend through August 31, 2006. Certain of the Cerner provided services extend through March 31, 2009.
      As of December, 31, 2005, the Company’s receivable from Cerner was $1.4 million and the Company’s payable to Cerner was $2.8 million under the Transition Services Agreement.
      Condensed results of operations relating to the Medical Division for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,

	2005	2004	2003

Revenues	—	$71,093	$77,308
Gross profit	—	52,360	56,337
Operating income (loss)	$(57)	14,060	18,693
Income (loss) from discontinued operations	(57)	14,058	18,687

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Business Combination
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
      Former Amicas PACS stockholders received an additional $10.0 million in consideration. In 2004, this additional consideration paid to the Amicas PACS stockholders, under the settlement of the earn-out provisions, was recorded as additional goodwill. The Company paid Amicas PACS stockholders the total additional consideration of $10 million in the following manner: $4.3 million was in December 2004 and the remaining balance of $5.7 million in April 2005.
      Certain Amicas PACS employees received a total of $4.3 million in satisfaction of certain obligations under Amicas PACS bonus plan, paid in 2004 and 2005. The additional consideration paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions was recognized as additional goodwill.
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

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Current assets	$3,908
Property and equipment	468
Goodwill	14,149	(a)
Acquired software	13,700	(b)
Other intangible assets	3,400	(b)
Acquired in-process technology	750	(c)
Other assets	54

Total assets acquired	36,429
Current liabilities	(5,467)

	$30,962

(a)	The amount allocated to goodwill is not deductible for tax purposes. In the event that management determines that the value of goodwill has become impaired, the Company would then recognize a charge for the amount of the impairment.

(b)	Amortizable identified intangible assets are as follows:

		Estimated
	Estimated Fair	Economic
	Value	Life

	(In thousands)	(Years)
Acquired software	$13,700	7
Trademarks	1,900	15
Noncompete agreements	1,500	5

	$17,100

(c)	In-process technology was charged to expense upon acquisition because technological feasibility had not been established and no alternative future uses existed.
      As discussed above, in 2004 the Company recorded additional goodwill of $9.3 million relating to the additional consideration paid or to be paid to the former Amicas PACS stockholders under the settlement of the earn-out provisions. In addition, in 2004 the Company reduced its goodwill by $0.5 million primarily to reflect an adjustment of the estimated fair value of the acquired deferred revenues of Amicas PACS.
      The accompanying statements of operations for 2003 include only one month of operating results of Amicas PACS. For the month of December 2003, Amicas PACS had total revenues of $0.7 million, and a net loss of $(1.4) million which included the charge of $0.8 million for acquired in-process technology, and depreciation and amortization expense of $0.2 million.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

G.	Settlements, Severance and Impairment Charges
      The Company has implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. These actions include workforce reductions, consolidation of office facilities and the exit of the Medical Division. As of December 31, 2005, substantially all obligations have been paid.
      In 2005, the Company recognized expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, the Company recognized $1.9 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan. Included in the $1.9 million was $1.1 million for the acceleration of earn-out bonus, pursuant to agreements with former Amicas PACS executives, whose employment was terminated by mutual agreement.

•	Settlement of litigation. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. Infocure Corporation, et al. filed in 2001 concerning a 1999 transaction. As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $0.325 million from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Restructuring charges:

The 2004 Plan. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts, their employment would be terminated under a plan of termination. The employees were terminated in the fourth quarter of 2004 and the first quarter of 2005. Pursuant to their termination agreements, the Company had agreed to pay their salary and provide certain benefits, during their severance period. In 2005, the Company recorded a $0.7 million charge for costs associated with employees terminated during the first quarter of 2005 and $0.2 million non-cash stock compensation expense for certain modified stock awards.

The 2005 Plan. In May 2005, the Company notified 13 of its employees that their employment would be terminated in the second quarter of 2005 and, pursuant to their termination agreements, the Company agreed to pay their salary during their severance period. In 2005, the Company recorded a $0.2 million charge for costs associated with their termination.

Office Closure. In June 2005, the Company vacated its former Ridgefield, Connecticut headquarters and determined it had no future use for this leased space. In 2005, the Company recorded a restructuring charge for the remaining contractual lease payments under the lease agreement of approximately $0.1 million, which was paid in 2005.

Executive Termination Costs. On March 31, 2005, the Company entered into a separation agreement with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company has agreed to pay the executives two months of salary and other compensation obligations. In 2005, the Company recorded approximately $0.1 million in costs related to the termination of employment of these executives. Additionally, under the separation agreements, in the first and second quarter of 2005, the Company accelerated the payment of certain earn-out bonuses in the amount of $1.1 million. As of December 31, 2005, all amounts have been paid.
      In 2004, the Company recognized settlements, severance and impairment charges of $5.7 million which include the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, the Company recognized $2.4 million of expense for amounts paid, or to be paid, to certain Amicas PACS employees under the Amicas PACS bonus plan.

•	The 2004 Plan. The Company recorded $1.3 million of severance-related costs including executive-related severance costs of $0.4 million. In December 2004, the Company relocated its corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters, their employment would be terminated under a plan of termination.

•	Impairment charges. The Company recorded an impairment charge of $1.2 million to write-down its enterprise resource planning software (“ERP”) relating to the Company’s decision to cease using a portion of its ERP. This decision was due to the downsizing of the Company as a result of the Medical Division sale.

•	Settlement of litigation. The Company recorded costs of $0.8 million relating to the settlement of litigation. In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate. The complaint alleged that in 2001, the Company received a preference payment from the business associate and sought to avoid and recover the $0.8 million payment made to AMICAS. The matter was settled in March 2004 and the Company paid $0.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004.

H.	Property and Equipment
      Major classes of property and equipment consist of the following:

	Depreciation/	December 31,
	Amortization
	Period	2005	2004

	(Years)
		(In thousands)
Equipment, primarily computers, and software	3-5	$3,446	$3,333
Equipment under capital lease obligations	3-5	2,630	2,608
Furniture and other	3-7	530	229

		6,606	6,170
Less accumulated depreciation and amortization		5,347	4,182

		$1,259	$1,988

      Depreciation and amortization expense of these assets totaled $1.3 million, $1.5 million and $1.3 million for 2005, 2004 and 2003, respectively.

I.	Goodwill, Acquired/ Developed Software and Other Intangible Assets
      Major classes of intangible assets consist of the following:

		December 31,

		2005			2004

	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value

	(Years)
		(In thousands)
Goodwill		$27,313	—	$27,313	$27,313	—	$27,313

Acquired software	7	$13,700	$(4,077)	$9,623	$13,700	$(2,120)	$11,580

Trademarks	15	$1,900	$(264)	$1,636	$1,900	$(137)	$1,763
Noncompete agreements	5	1,500	(625)	875	1,500	(325)	1,175

		$3,400	$(889)	$2,511	$3,400	$(462)	$2,938

      Amortization expense of the identifiable intangible assets totaled $2.4 million, $3.6 million and $1.9 million for 2005, 2004 and 2003, respectively. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and noncompete agreements is included in depreciation and amortization expense.
      In 2004, the Company recorded a charge of $3.2 million relating to the impairment of previously capitalized software costs for the Company’s radiology information system product (“RIS product”). The

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Acquired software	$9,623	$1,957	$1,957	$1,957	$1,957	$1,795	—
Trademarks	1,636	127	127	127	127	127	$1,001
Non-compete agreements	875	300	300	275	—	—	—

Total	$12,134	$2,384	$2,384	$2,359	$2,084	$1,922	$1,001

J.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2005	2004

	(In thousands)
Wells Fargo Foothill, Inc.
Acquisition line advance	—	$11,000
Term loan	—	12,000
Note payable re earn-out settlement	—	5,588
Capital leases	—	86

	—	28,674
Less current portion	—	9,657

	—	$19,017

      As of December 31, 2004, the Company had approximately $23.0 million of outstanding debt relating to our credit agreement with Wells Fargo Foothill, Inc. The interest rate on this credit facility was a variable rate based upon the prime rate. As such, the variable interest rate on the outstanding debt was subject to fluctuations due to changes in the prime rate.
      In January 2005, the Company paid off its Wells Fargo Foothill, Inc. loan balance of $23.2 million. In April 2005, the Company paid out the earn-out settlement and capital lease balance totaling $5.6 million.

K.	Commitments and Contingencies
      The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2008.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2005:

Year	Operating(a)

(In thousands)
2006	$1,214
2007	1,262
2008	358

Total	$2,834

(a)	In 2005, certain operating leases were assigned to Cerner in connection with the sale of the Medical Division. Also, in 2005, the Company entered into subleases for additional office space at its Boston, Massachusetts corporate headquarters.
      In addition, certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2005, 2004 and 2003 under all lease agreements totaled $1.2 million, $1.3 million and $0.9 million, respectively.
      In connection with the Company’s employee savings plans, the Company has committed, for the 2006 plan year, to contribute to the plans. The matching contribution for 2006 is estimated to be approximately $0.5 million and will be made in cash.
      From time to time, in the normal course of business, the Company is involved with disputes and have various claims made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
      In connection with the Asset Purchase Agreement, relating to the sale of the Medical Division, each company has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. For a period of five years from the closing date the Company cannot, except in certain limited situations, compete with the Medical Division, and the Company cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, for a period of five years from closing the Company cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and the Company is prohibited from hiring certain specified former Medical Division employees.
      As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005.
      The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005.

Legal Proceedings
      From time to time, in the normal course of business, the Company is involved with disputes and there are various claims made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
      On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., concerning a 1999 business combination transaction was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia RICO violations. In August 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, the Company served an answer to the second amended complaint. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and AMICAS, Inc, Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of our former executive officers, and $0.5 million for previously accrued amounts.
      In September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004.

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	Stockholders’ Equity

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

Employee Savings Plans
      The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. Effective January 1, 2003, the Company amended the plan. In 2005, 2004 and 2003, the Company authorized matching contributions of $0.5 million, $0.8 million and $0.8 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exceed 4% of pre-tax compensation. The matching contribution for the 2005 plan year was made quarterly for the first, second and third quarters, 75% in cash and 25% in shares of the Company’s common stock. The fourth quarter contribution was made all in cash. The matching contribution for the 2004 plan year was made quarterly, 75% in cash and 25% in shares of the Company’s common stock. The matching contribution for the 2003 plan year was made quarterly, half in cash and half in shares of the Company’s common stock. The matching contribution for 2006 will be made quarterly, 100% in cash. Employees become fully vested with respect to Company contributions after three years of service. Participating employees may now defer up to 50% of their pre-tax compensation, but not more than $15,000 per calendar year.

Employee Stock Purchase Plan
      The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2002, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. Under the ESPP, 0.3 million shares of common stock of the Company have been reserved and were available for issuance at December 31, 2005. In 2005, 2004 and 2003, a total of 142,616, 143,715 and 95,241 shares, respectively, were issued under the Company’s employee stock purchase plan.

Stock Option Plans
      The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants. These plans include the 2000 Broad Based Stock Plan, the 1996 Stock Option Plan, the Length-of-Service Nonqualified Stock Option Plan and the Directors Stock Option Plan. The Company has also assumed the stock options of six medical software businesses that merged with the Company in 1999. Such options were converted at the applicable rates used to issue the Company’s common stock in the mergers. The shares reserved under the Company’s stock option plans were adjusted in connection with the distribution of the common stock of its PracticeWorks, Inc. subsidiary on March 5, 2001, using a conversion ratio of 2.11667, in accordance with the terms of the respective plans.
      The 2000 Broad Based Stock Plan (the “2000 Plan”) has 21.2 million shares of common stock of the Company reserved for nonqualified option grants, stock appreciation right grants, or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. At December 31, 2005, there were 10.3 million shares available for grant under the 2000 Plan.
      Under the 1996 Stock Option Plan (the “1996 Plan”), 12.7 million shares of common stock of the Company have been reserved for option grants to directors, officers, other key employees, and consultants. Employees of the Company may be granted incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs shall not be less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options may be granted to directors and consultants. Options generally vest ratably over a three to four-year period and expire ten years from the date of grant. At December 31, 2005, there were 4.4 million shares available for grant under the 1996 Plan.
      Under the Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan shall be no less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan.
      Under the Directors Stock Option Plan (the “Director Plan”), 0.4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2005, there were 0.3 million shares available for grant under the Director Plan.
      A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2002	9,528	$2.79
Granted	83	4.22
Exercised	(314)	2.62
Forfeited	(165)	4.41

Outstanding at December 31, 2003	9,132	2.77
Granted	2,999	3.57
Exercised	(851)	2.22
Forfeited	(391)	4.18

Outstanding at December 31, 2004	10,889	2.98
Granted	1,187	4.03
Exercised	(3,842)	2.23
Forfeited	(1,562)	4.55

Outstanding at December 31, 2005	6,672	$3.23

Options exercisable at December 31, 2003	8,026	$2.75
Options exercisable at December 31, 2004	7,882	$2.75
Options exercisable at December 31, 2005	4,148	$2.95

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the Company’s outstanding stock options at December 31, 2005 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life	Price	of Shares	Price

	(Years)
$0.79 - 2.50	3,013	4.3	$2.02	3,013	$2.02
2.51 - 5.00	2,924	8.2	3.57	534	3.36
5.01 - 7.50	645	5.1	6.52	514	6.87
7.51 - 17.50	90	3.2	9.17	87	9.21

$0.79 - 17.50	6,672	6.1	$3.23	4,148	$2.95

Warrants
      The following table summarizes information about the Company’s outstanding and exercisable warrants at December 31, 2005 (shares in thousands):

		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
Range of Exercise Prices	Warrants	Life	Price

		(Years)
$0.75 - 5.00	352	2.1	$4.55
5.01 - 17.90	203	0.2	7.05

$0.75 - 17.90	555	1.4	$5.47

      There was no significant impact on the Company’s financial statements related to warrants in 2005, 2004 or 2003. There were no warrants issued in 2003, 2004 and 2005.

M.	Income Taxes
      For 2005, the Company recorded an income tax (benefit) provision of $(1.2) million to continuing operations and $33.9 million to discontinued operations. For 2004 and 2003 the Company recorded an income tax (benefit) provisions of $2.2 million and $0.2 million, respectively. In 2005 and 2004 the Company recorded $0.6 million and $3.4 million, respectively, income tax benefit to additional paid-in capital in connection with the utilization of net operating loss carryforwards attributed to the exercise of employee stock options.
      Management has assessed the recovery of the Company’s deferred tax assets of $33.2 million and as a result of this assessment, recorded a valuation allowance of $28.3 million as of December 31, 2005 to, along with deferred tax liabilities of $4.9 million, reduce the net deferred tax asset to zero. Management believes it is more likely than not that all of the deferred tax asset will not be realized. As a result, a full valuation allowance has been recorded.
      The provision for income taxes differed significantly from the amounts computed by applying the statutory U.S federal income tax rate to the loss from continuing operations for 2004 and 2003. In 2005, the benefit for income taxes for the loss from continuing operations, approximated the statutory U.S federal income tax rate. In 2004, the difference was caused primarily by a charge of $5.5 million to reduce the net

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax asset to an amount which management believes is more likely than not to be realized. In 2003, the difference was caused by the income tax benefit recognized of $3.5 million from a decrease in the valuation allowance which was primarily attributed to the utilization of net operating loss carryforwards.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$414	$1,326
Goodwill amortization	1,829	6,218
Accrued expenses	1,952	1,449
Unearned discounts re: outsourced printing services	436	1,989
Net operating loss and credit carryforwards	27,883	51,751
Change in Amicas PACS tax accounting method	365	709
Property and equipment	279	—

	33,158	63,442
Less valuation allowance	28,287	27,226

	$4,871	$36,216

Deferred income tax liabilities:
Acquired/developed software	$3,863	$6,571
Other intangible assets	1,008	1,146
Property and equipment	—	299

	4,871	8,016

Net deferred income tax asset	$—	$28,200

      The components of the income tax (benefit) provision are as follows:

December 31,
2005

Income tax (benefit) provision from continuing operations
Continuing operations
Current Federal	$(245)
Current State	(111)

Total current (benefit) provision	(356)
Deferred Federal	(578)
Deferred State	(263)

Total deferred (benefit) provision	(841)

Total income tax (benefit) provision from continuing operations	$(1,197)
      As of December 31, 2005, the Company has net operating loss carryforwards of approximately $61 million and tax credit carryforwards of $3.4 million, which expire at various dates through 2024. Included in the $61 million is approximately $22.3 million from operating losses related to the AMICAS acquisition

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and is subject to certain limitations, which the Company is currently in the process of evaluating. The benefit will be credited to goodwill upon recognition. Also included in the $61 million is $13.6 million of carryforwards related to the Datamedic acquisition and is subject to limitation of $1.3 million per year. This will be credited to the income statement when utilized. Also included in the $61 million is approximately $24.9 million of net operating loss related to stock option benefits that are unlimited and will be credited to equity when utilized.
      The amount of net operating loss carryforwards that may be utilized in any future period may be subject to further limitations based upon changes in the ownership of the Company’s common stock.

N.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
					Year Ended
	March 31	June 30	September 30	December 31	December 31

	(In thousands, except per share data)
YEAR ENDED DECEMBER 31, 2005
Total revenues	$12,083	$12,796	$13,612	$14,320	$52,811
Gross profit	7,426	7,918	8,576	8,315	32,235
Loss from continuing operations	(2,252)	(31)	(540)	818	(2,005)
Income from discontinued operations	(3)	—	(25)	(29)	(57)
Gain on Sale of Medical	46,073	—	—	204	46,277

Net income (loss)	$43,818	$(31)	$(565)	$993	$44,215

Weighted average number of shares outstanding
Basic	44,530	45,169	47,208	48,064	46,285
Diluted	44,530	45,169	47,208	50,894	46,285
Earnings (loss) per share — basic
Continuing operations	$(0.05)	$(0.00)	$(0.01)	$0.02	$(0.04)
Discontinued operations	1.03	0.00	0.00	0.00	1.00

	$0.98	$(0.00)	$(0.01)	$0.02	$0.96

Earnings (loss) per share — diluted
Continuing operations	$(0.05)	$(0.00)	$(0.01)	$0.02	$(0.04)
Discontinued operations	1.03	0.00	0.00	(0.00)	1.00

	$0.98	$(0.00)	$(0.01)	$0.02	$0.96

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
						Year Ended
	March 31	June 30	September 30	December 31		December 31

	(In thousands, except per share data)
YEAR ENDED DECEMBER 31, 2004
Total revenues	$9,465	$9,992	$10,750	$12,112	(a)	$42,319
Gross profit	4,525	5,484	6,029	3,839	(b)	19,877
Loss from continuing operations	(5,475)	(3,861)	(3,930)	(13,249	)(c)	(26,515)
Income from discontinued operations	3,291	3,870	3,559	3,338		14,058

Net income (loss)	$(2,184)	$9	$(371)	$(9,911	)(c)	$(12,457)

Weighted average number of shares outstanding
Basic and diluted	43,371	43,438	43,552	43,887		43,563
Earnings (loss) per share — basic and diluted
Continuing operations	$(0.13)	$(0.09)	$(0.09)	$(0.30)		$(0.61)
Discontinued operations	0.08	0.09	0.08	0.08		0.32

	$(0.05)	$0.00	$(0.01)	$(0.23)		$(0.29)

(a)	Includes $0.8 million of term-license arrangements that were converted to perpetual licenses during the quarter ended December 31, 2004.

(b)	In the quarter ended December 31, 2004, the Company recognized a charge of $3.2 million relating to the impairment of capitalized software costs.

(c)	In the quarter, the Company recognized additional settlement, severance and impairment charges and incurred other costs of $5.0 million consisting of $1.2 million for asset impairment, $2.4 million for additional earn-out consideration due under the provisions of the Amicas PACS merger agreement, $0.9 million for executive office relocation severance-related costs and $0.5 million for a legal settlement. The Company also recorded a provision for income taxes of $2.0 million which consisted primarily of an increase in the net valuation allowance for deferred tax assets.

O.	Supplemental Disclosure of Cash Flow and Noncash Activities
      Cash payments for interest amounted to $0.1 million, $1.3 million, and $0.9 million for 2005, 2004, and 2003, respectively. The Company made cash payments for income taxes of $2.5 million, $42,000, and $0.3 million in 2005, 2004 and 2003, respectively.
      In 2005, 2004, and 2003, the Company authorized contributions of $0.2 million (plus $0.3 million in cash), $0.2 million (plus $0.6 million in cash), and $0.4 million (plus $0.4 million in cash), to the employee savings plan, which were made in shares of the Company’s common stock quarterly in 2005, 2004 and 2003, respectively.
      On December 9, 2004, the November 25, 2003 Amicas PACS merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that the Company would pay to former Amicas PACS stockholders a total of up to $10.0 million to be paid in the following manner: $4.3 million was paid three business days after distribution of the escrow fund pursuant to the escrow notice dated December 9, 2004 and $5.7 million was paid in 2005. In 2004, the Company recorded a note payable of $5.6 million in connection with the payments due to the former Amicas PACS stockholders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2006.

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

Signature	Title	Date

/s/ STEPHEN N. KAHANE M.D., M.S. Stephen N. Kahane M.D., M.S.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2006

/s/ JOSEPH D. HILL Joseph D. Hill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ KENNETH R. ADAMS Kenneth R. Adams	Director	March 29, 2006

/s/ PHILLIP M. BERMAN Phillip M. Berman	Director	March 29, 2006

Signature	Title	Date

/s/ STEPHEN J. DENELSKY Stephen J. DeNelsky	Director	March 29, 2006

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 29, 2006

/s/ LISA W. ZAPPALA Lisa W. Zappala	Director	March 29, 2006