Form 10-Q
period 2006-03-31
AMICAS, Inc.
filed 2006-05-10
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission File Number 000-25311
AMICAS, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2248411 (I.R.S. Employer Identification No.)
20 Guest Street, Boston MA 02135
(Address of principal executive offices, including zip code)
(617) 779-7878
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2006 there were 48,752,660 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 31, 2006.
AMICAS, Vision Series, Radstream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$80,404	$82,214
Accounts receivable, net of allowances of $813 and $767, respectively	16,331	15,316
Computer hardware held for resale	118	127
Prepaid expenses and other current assets	1,666	1,025

Total current assets	98,519	98,682

Property and equipment, less accumulated depreciation and amortization of $5,572 and $5,347, respectively	1,184	1,259
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $4,567 and $4,077, respectively	9,133	9,623
Other intangible assets, less accumulated amortization of $996 and $889, respectively	2,404	2,511
Other assets	868	897

Total Assets	$139,421	$140,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,099	$11,151
Deferred revenue, including unearned discounts of $349 and $360, respectively	8,829	8,495

Total current liabilities	17,928	19,646

Other liabilities, primarily unearned discounts re: outsourced printing services	647	726

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 50,738,162 and 50,355,684 issued, respectively	50	50
Additional paid-in capital	224,362	222,927
Accumulated deficit	(97,094)	(96,592)
Treasury stock, at cost, 1,985,502 shares	(6,472)	(6,472)

Total stockholders’ equity	120,846	119,913

Total Liabilities and Stockholders’ Equity	$139,421	$140,285

See Accompany Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues
Maintenance and services	$8,941	$8,422
Software licenses and system sales	5,030	3,661

Total revenues	$13,971	$12,083

Costs and expenses
Cost of revenues:
Maintenance and services (a)	$3,576	$3,226
Software licenses and system sales, including amortization of software costs of $490 and $498, respectively	2,816	1,431
Selling, general and administrative (b)	6,177	6,197
Research and development (c)	2,164	2,358
Depreciation and amortization	332	493
Settlement, severance and impairment charges	—	1,085
Restructuring charges	—	691

	15,065	15,481

Operating loss	(1,094)	(3,398)
Interest income	859	413
Interest expense	—	(747)

Loss from continuing operations, before income taxes	(235)	(3,732)
Provision for income taxes	19	(1,480)

Loss from continuing operations	(254)	(2,252)
(Loss) gain on sale of discontinued operations, net of taxes $248 and $33,906, respectively	(248)	46,070

Net (loss) income	$(502)	$43,818

Earnings (loss) per share
Basic:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	(0.01)	1.03

	$(0.01)	$0.98

Diluted:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	(0.01)	1.03

	$(0.01)	$0.98

Weighted average number of shares outstanding
Basic	48,611	44,530
Diluted	48,611	44,530

(a)	– includes $15,000 in stock-based compensation expense for the quarter ended March 31, 2006

(b)	– includes $0.4 million in stock-based compensation expense for the quarter ended March 31, 2006

(c)	– includes $45,000 in stock-based compensation expense for the quarter ended March 31, 2006
See Accompany Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities
Loss from continuing operations	$(254)	$(2,252)
(Loss) Gain from discontinued operations	(248)	46,070

Net (loss) income	(502)	43,818

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from the sale of discontinued operations	—	(73,244)
Depreciation and amortization	332	493
Provisions for bad debts, returns and discounts	46	260
Write-off of deferred financing costs	—	661
Amortization of software development costs	490	498
Deferred income taxes	—	28,200
Stock compensation expense	459	175
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	10,159
Computer hardware held for resale, prepaid expenses and other	(588)	(1,638)
Accounts payable and accrued expenses	(2,052)	(3,754)
Deferred revenue including unearned discount	255	(5,620)
Other liabilities	—	(1,157)

Cash used in operating activities	(2,636)	(1,149)

Investing activities
Proceeds from sale of discontinued operations	—	100,000
Payment of transaction costs related to sale of discontinued operations	—	(1,026)
Proceeds from sale of assets	—	268
Purchases of property and equipment	(150)	(172)

Cash (used in) provided by investing activities	(150)	99,070

Financing activities
Principal repayments on long-term debt	—	(23,192)
Exercise of stock options and warrants	976	1,283

Cash provided by (used in) financing activities	976	(21,909)

(Decrease) increase in cash and cash equivalents	(1,810)	76,012
Cash and cash equivalents at beginning of period	82,214	12,634

Cash and cash equivalents at end of period	$80,404	$88,646

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$2,362	$25
Interest	—	95
See Accompany Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
A. Business
     AMICAS, Inc. (“AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS Vision SeriesTM products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) — independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight ServicesSM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
     In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”) (See Note C).
     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated.

AMICAS, Inc.
Reclassifications
           In December 2005 the Company began to report internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. The Company reclassified prior year financial statements to conform to the current year presentation.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3” (SFAS 154). SFAS 154 replaces APB opinion no. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Earlier adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The adoption of SFAS 154 has not had a significant effect on the financial condition or results of operations of the Company.
Stock-Based Compensation
     The Company adopted SFAS No. 123 (Revised 2004), “Share –Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. All stock awards outstanding on March 31, 2006 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to January 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.
       The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of December 31, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to the adoption of SFAS 123R.
       Under the provisions of SFAS 123R the Company recorded $459,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three months ended March 31, 2006.

AMICAS, Inc.
     The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. During the three months ended March 31, 2006, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $3.41 and $4.40, respectively, using the following assumptions:

	Three Months Ended
	March 31, 2006
	Stock Option	Purchase
	Plan	Plan

Average risk-free interest rate	4.70%	4.47%
Expected dividend yield	—	—
Expected stock price volatility	41.7%	41.7%
Weighted average expected life (in years)	4.8	0.5
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a 3 year period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees.
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 0.0% for its options. Under the true-up provisions of SFAS 123R, the Company will record a recovery of prior expense if the actual forfeiture is higher than estimated.
     The unamortized fair value of stock options as of March 31, 2006 was $4.8 million which is expected to be recognized over the weighted average remaining period of 2.6 years.
     The following table summarizes activity under all stock option plans for the three months ended March 31, 2006 (in thousands, except for per share and contractual term amounts):

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available for	Number	Price per	Contractual	Intrinsic
	Grant	Outstanding	Share	Term (years)	Value

Balance at December 31, 2005	14,930	6,672	$3.23	6.1
Options authorized	—	—	—
Options granted	(323)	323	4.90
Options exercised	—	(330)	2.34
Options cancelled	62	(69)	5.26
Unvested shares repurchased	—	—	—

Balance at March 31, 2006	14,669	6,596	$3.34	6.1	$10,720
Exercisable, March 31, 2006		3,981	$3.01	4.7	$8,638
     SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if we had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had

AMICAS, Inc.
applied the fair value recognition provisions of SFAS 123 for stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data).

Three Months Ended
March 31, 2005
Loss from continuing operations, as reported	$(2,252)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	175

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(667)

Pro forma loss from continuing operations	$(2,744)

Loss per share – continuing operations
Basic – as reported	$(0.05)
Basic – pro forma	$(0.06)

Diluted – as reported	$(0.05)
Diluted – pro forma	$(0.06)
     During the three months ended March 31, 2005, the weighted-average fair values of the options granted under the Company’s stock option plans and shares subject to purchase under the employee stock purchase plan were $3.05 and $2.76, respectively. The Company utilized the Black-Scholes valuation model for estimating these fair values with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2005
	Stock Option	Stock Purchase
	Plan	Plan

Average risk-free interest rate	4.20%	2.68%
Dividend yield	—	—
Expected stock price volatility	68.9%	35.8%
Weighted average expected life (in years)	5.0 years	0.5 years
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

AMICAS, Inc.

	Three Months Ended March 31,
	2006	2005

Numerator —income (loss):
Continuing operations	$(254)	$(2,252)
Discontinued operations	(248)	46,070

	(502)	$43,818

Denominator:
Basic EPS —weighted-average shares	48,611	44,530
Effect of dilutive securities	—	—

Diluted EPS —adjusted weighted-average shares and assumed conversions	48,611	44,530

Basic EPS:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	$(0.01)	1.03

	$(0.01)	$0.98

Diluted EPS:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	$(0.01)	1.03

	$(0.01)	$0.98

     Stock options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005 because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss) for the periods presented.
C. Gain from Sale of Discontinued Operations
     On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $100 million, less a post-closing purchase price reduction of $1.6 million which was paid during 2005. Under the terms of the Purchase Agreement Cerner agreed to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property.
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

AMICAS, Inc.
     In the first quarter of 2006 the Company recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of the Medical Division.
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
     On December 9, 2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that the Company would pay to former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million.
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
     Certain Amicas PACS employees received a total of $4.3 million in satisfaction of certain obligations under the Amicas PACS bonus plan, paid in 2004 and 2005.
E. Restructuring Costs (Credits), Executive Termination Costs and Credit for Loan Losses
Restructuring
     The 2004 Plan. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts, their employment would be terminated under a plan of termination. The employees were terminated in the fourth quarter of 2004 and the first quarter of 2005. Pursuant to their termination agreements, the Company had agreed to pay their salary and provide certain benefits during their severance period.
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

AMICAS, Inc.
     Executive Termination Costs. On March 31, 2005, the Company entered into separation agreements with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company agreed to pay the executives two months of salary and other compensation obligations. In the quarter ended March 31, 2005, the Company recorded approximately $80,000 in costs related to the termination of employment of these executives. Additionally, under the separation agreements, in the first and second quarter of 2005, the Company accelerated the payment of certain earn-out bonuses in the amount of $1.1 million (see Note D). All amounts were paid during 2005.
F. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2008.
Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2006	$924
2007	1,262
2008	358

Total	$2,544

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
     Additionally, on March 8, 2005, the Company entered a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent was $28,539 per month through May 31, 2005 and increased to $30,577 per month through July 31, 2006. The Company has elected not to extend the lease.
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Certain of the Company-provided services extend through April 30, 2006 and certain Cerner-provided services extend through March 31, 2009. As of March 31, 2006, the Company’s receivable was $0.2 million and the Company’s payable to Cerner was $0.7 under the transition services agreement.

AMICAS, Inc.
Agreements with Cerner
     In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provides for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2006 plan year, to contribute to the plans. The matching contribution for 2006 is estimated to be approximately $0.5 million and will be made in cash.
Earn-out Bonuses
     The Company paid $2.1 million to certain Amicas PACS employees as additional earn-out consideration under the amendment to the Amicas PACS merger agreement (see Note D). The Company paid $0.9 million in the second quarter of 2005 and the remaining $1.2 million during December 2005.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2006.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2006.

AMICAS, Inc.
G. Income Tax Provision
     In the three months ended March 31, 2006, the Company recorded an income tax provision of $19,000 attributed to continuing operations as compared to an income tax benefit of approximately $1.5 million in the three months ended March 31, 2005. The income tax provision is primarily due to state tax liabilities. The Company also recorded $248,000 related to discontinued operations arising primarily due to finalizing state tax apportionments related to the sale of the medical division.
H. Stockholders’ Equity
     In the first quarter of 2006, the Company issued 382,478 shares of its common stock, consisting of 329,743 shares in connection with the exercise of stock options by certain employees (proceeds of approximately $0.8 million) , and 52,735 shares with respect to the Company-sponsored employee stock purchase plan (proceeds of approximately $0.2 million). As a result, the Company recognized approximately $1.0 million as a credit to additional paid-in capital.
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
I. Subsequent Events
     Effective May 4, 2006 the Company adopted a Rule 10b5-1 trading plan. As of the close of the market on May 8, 2006 191,700 shares totaling $0.6 million have been repurchased under this program.

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
     We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Item 1A- Risk Factors of Part II. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not understand that the discussion in Item 1A does not include all potential risks or uncertainties.
Overview
     AMICAS, Inc. (“AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS Vision SeriesTM products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) — independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight ServicesSM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
     In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”) (See Note C).

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
•	Revenue Recognition.

AMICAS, Inc.
•	Accounts Receivable.

•	Long-lived Assets.

•	Goodwill Assets and Business Combinations.

•	Income Taxes.

•	Stock-based Compensation
     These policies are unchanged from those used to prepare the 2005 annual consolidated financial statements except for Stock-based Compensation which the Company adopted effective January 1, 2006. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005. We discuss Stock-based Compensation in Note B to our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Continuing Operations
Revenues

	Three Months Ended March 31,
	2006	Change	Change (%)	2005
	(dollars in thousands)
Maintenance and services	$8,941	$519	6.2%	$8,422

Percentage of total revenues	64.0%			69.7%

Software licenses and system sales	$5,030	$1,369	37.4%	$3,661

Percentage of total revenues	36.0%			30.3%

Total revenues	$13,971	$1,888	15.6%	$12,083

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

AMICAS, Inc.
until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.
Maintenance and services
     Maintenance and services revenues increased from $8.4 million for the three months ended March 31, 2006 to $8.9 million for the three months ended March 31, 2005. The increase in maintenance and services revenues of approximately $0.5 million is primarily due to decreases of implementation and training services revenues of $0.2 million and $0.1 million in EDI services revenues and an increase of $0.8 million in maintenance revenues. The $0.8 million increase in maintenance revenues is the result of revenues from new customers.
Software licenses and hardware sales
     Software license and systems sales increased $1.37 million from $3.66 million in the first quarter of 2005 to $5.03 million for the three months ended March 31, 2006. This increase was driven by a $1.4 million increase in hardware sales which represented $2.1 million of our total software license and system sales in 2006 versus $0.7 million in 2005.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly systems revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings. Due to these and other factors, our revenues and operating results are very difficult to forecast. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Moreover, if new software sales do not materialize, our maintenance and EDI services revenues can be expected to decrease over time due to the combined effects of attrition of existing clients and a shortfall in new client additions.
Cost of revenues

	Three Months Ended March 31,
	2006	Change	Change (%)	2005
	(dollars in thousands)
Maintenance and services	$3,576	$350	10.8%	$3,226

Percentage of maintenance and services revenues	40.0%			38.3%

Software licenses and hardware sales	$2,816	$1,385	96.8%	$1,431

Percentage of software licenses and hardware sales	56.0%			39.1%

Total cost of revenues	$6,392	$1,735	37.3%	$4,657

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of

AMICAS, Inc.
services and support. For the year ended December 31, 2005, we began to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. The results for the three months ended March 31, 2005 have been reclassified to conform to this presentation. Cost of maintenance and services revenue increased from $3.2 million for the three months ended March 31, 2005 to $3.6 million for the same period in 2006. The increase of approximately $0.4 million is primarily the result of a $0.1 million increase in third party consultant costs related to our product implementations and a $0.3 million increase in internal implementation costs.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. Total cost of software licenses and hardware sales increased from $1.4 million to $2.8 million for the three months ended March 31, 2005 and 2006, respectively. Cost of sales related to hardware revenues increased from $0.6 million to $1.9 million. The increase of $1.3 million is attributable to the increase in sales of hardware.
Operating expenses

	Three Months Ended March 31,
	2006	Change	Change (%)	2005
	(dollars in thousands)
Selling, general and administrative	$6,177	$(20)	(0.3)%	$6,197

Percentage of total revenues	44.2%			51.3%

Research and development	$2,164	$(194)	(8.3)%	$2,358

Percentage of total revenues	15.5%			19.5%

Depreciation and amortization	$332	$(161)	(32.5)%	$493

Percentage of total revenues	2.4%			4.1%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses decreased slightly from $6.20 million in 2005 to $6.18 million. However, the Company incurred approximately $0.5 million in charges related to its previously disclosed services revenue inquiry as well as $0.4 million in stock-based compensation which is included in our selling, general and administrative costs in 2006.
Research and development
     Research and development expense of $2.2 million in the first three months of 2006 represents an approximately $0.2 million expense decrease from $2.4 million in 2005. This decrease is primarily due to a decrease in internal development costs of $0.2 million which is partially offset by $45,000 of stock-based compensation included in research and development in 2006.

AMICAS, Inc.
Depreciation and amortization
     The decrease in depreciation and amortization of approximately $0.2 million from $0.5 million in 2005 to $0.3 in 2006 is primarily due to assets that were fully depreciated during 2005.
Settlement of earn-out
     In the first quarter of 2005, we recorded approximately $1.1 million as a charge related to our earn-out bonus, which includes approximately $0.9 million for the acceleration of earn-out bonuses, pursuant to agreements with two former Amicas PACS executives whose employment was terminated by mutual agreement.
Non-operating income (expense)

	Three Months Ended March 31,
	2006	Change	Change (%)	2005
	(dollars in thousands)
Interest income	$859	$446	108.0%	$413

Interest expense	—	$747	(100.0)%	$(747)

Total interest income (expense), net	$859	$1,193	(357.2)%	$(334)

Interest Income
     The increase of approximately $0.4 million in interest income is primarily due to better yields on our investments during the three months ended March 31, 2006.
Interest Expense
     The decrease in interest expense is due to the approximately $0.7 million write-off of deferred financing costs related to our Wells Fargo Foothill credit facility as a result of the pay-off of the credit facility in January 2005. In conjunction with the pay-off the credit facility was terminated. We had no interest expense in 2006.
(Benefit) provision for income taxes
     In the three months ended March 31, 2006, we recorded an income tax provision of $19,000 attributed to continuing operations as compared to an income tax benefit of approximately $1.5 million in the three months ended March 31, 2005. The income tax provision is primarily due to state tax liabilities. Our projected effective income tax rate is 33.2% for 2006.
Gain from Sale of Discontinued Operations
     In January 2005, we completed the sale of our Medical Division to Cerner. The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of approximately $100 million, subject to a post closing purchase price reduction of $1.6 million. Cerner agreed to assume specified liabilities of the Medical Division and the anesthesiology business and certain obligations under assigned contracts and intellectual property.
     In 2005, we recorded a net gain from the sale of approximately $46.3 million which is net of approximately: $16.2 million of net assets transferred to Cerner including, $1.6 million of post closing purchase price adjustments , $33.9 million of income taxes, $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the sale.

AMICAS, Inc.
     The $33.9 million income tax provision includes the realization of $28.2 million of deferred tax asset that we had previously recorded and current tax provision of $5.7 million.
     In the first quarter of 2006 the Company recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of the Medical Division.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $80.4 million as of March 31, 2006, as compared to $82.2 million as of December 31, 2005. Cash used in operating activities for the first quarter of 2006 amounted to $2.6 million.
     Cash used in investing activities for the first quarter of 2006 was $0.2 million, for purchases of property and equipment.
     Cash provided by financing activities for the first quarter of 2006 was $1.0 million, received in connection with the exercise of stock options by certain employees.
     On January 3, 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill of approximately $23.2 million and we terminated the credit facility.
     The Company has committed up to $15.0 million to repurchase stock under a Rule 10b5-1 trading plan. As of May 8, 2006 the company has purchased 191,700 shares totaling $0.6 million.

AMICAS, Inc.
     The following table summarizes, as of March 31, 2006, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations:

		April 1, 2006 –
	Total	December 31, 2006	2007	2008	Thereafter
		(dollars in thousands)
Operating Leases	$2,544	$924	$1,262	$358	$—

Other Commitments	8,934	2,780	3,034	2,496	624

Other LT Liabilities	88	88	—	—	—

Total	$11,566	$3,792	$4,296	$2,854	624

     On March 4, 2005, we entered into a sublease agreement for additional office space at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. Effective July 1, 2006, the base rent will increase to a total of $55,377 per month
     On March 8, 2005, we entered a sublease agreement to extend the lease term of our office space at our Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company additional option to extend the lease term for an additional seventeen months through December 31, 2007. The base rent is $28,539 per month through May 31, 2005 and will increase to $30,577 per month through July 31, 2006. The Company elected not to extend the lease for the additional seventeen months.
     On January 3, 2005, we entered into a transition services agreement with Cerner (the “Transition Services Agreement”) in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, we will provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of the services we provide extend through April 30, 2006 and certain Cerner-provided services extend through March 31, 2009.
     In January 2005, in connection with the Transition Services Agreement with Cerner, we assigned our agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We assigned our patient statement agreement with NDC to Cerner. The agreement generally provides for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. The Company is also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.
     In January 2005, in connection with the sale of the Medical Division to Cerner, we assigned certain operating lease agreements relating to the Medical Division to Cerner. As a result, the Company’s future payments due under our outstanding lease agreements total $2.8 million with $1.2 million due in 2006, $1.2 million due in 2007 and $0.4 million due in 2008.
     In connection with our employee savings plans, we are committed, for the 2006 plan year, to contribute to the plans. The matching contribution for 2006 is estimated to be approximately $0.5 million and will be made in cash.

AMICAS, Inc.
     We anticipate capital expenditures of approximately $1.5 million for 2006.
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
     As of March 31, 2006, the Company held approximately $80.4 million in cash and cash equivalents, consisting primarily of money market funds. Cash equivalents are classified as available for sale and carried at fair value, which approximates cost. A hypothetical 10% increase in interest rates would not have a material impact on the fair market value of these instruments due to their short maturity of three months.

AMICAS, Inc.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2005, was included in our Annual Report on Form 10-K for the year-end December 31, 2005. In the report, management concluded that there was a material weakness in our internal control over financial reporting. The management report described the material weaknesses as a material weakness in the Company’s controls over deferred revenue. To remediate this deficiency in our internal control over financial reporting with respect to accounting for deferred revenue, in the first quarter of 2006, we hired a new controller, we continue to train and hire more qualified and experienced accounting personnel, we provide additional oversight and supervision, and we have initiated programs to provide ongoing training and professional education and development plans for the accounting department.
     Other than the change described above, there has been no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, in the normal course of business, various claims are made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.
     Our operating results will vary significantly from quarter to quarter and from year to year. We had a net loss of $0.5 million for the quarter ended March 31, 2006. For the year ended December 31, 2005, we had net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) and a net loss of

AMICAS, Inc.
     $12.5 million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $27.8 million for the year ended December 31, 2001 and $78.1 million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
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
     Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, our image management system, Vision Series PACS, our radiology information system, Vision Series RIS, and our combination offering, AMICAS Office Solutions, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

AMICAS, Inc.
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
     The success of our business will depend in large part on the market acceptance of:
•	new products and services including AMICAS Office Solutions and RadStream; and

•	enhancements to our existing products, support and services including Vision Series Financials.
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

AMICAS, Inc.
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

AMICAS, Inc.
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

AMICAS, Inc.
Our inability to renew agreements with our third party product and service providers could lead to a loss of customers and have a negative impact on our revenues.
     Some of our customers demand the ability to acquire a variety of products and services from one provider. Some of these products are not owned or developed by us. Through agreements with third parties we sometimes resell the desired hardware, software and services to these customers. However, in the event these agreements are not renewed or are renewed on less favorable terms, we could lose sales to competitors who market the desired products to these customers or recognize less revenue. If we do not succeed in maintaining our relationships with our third party providers, our business could be harmed.
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

AMICAS, Inc.
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

AMICAS, Inc.
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
     As the cost of healthcare continues to rise, the government and other payers may make adjustments to their reimbursement for certain healthcare services rates or may impose additional requirements of healthcare service provider organizations and businesses such that monies available for investment in image and information management products and services may decrease. Any significant reduction in reimbursement puts at risk our customers and prospects ability and inclination to pay for our products and services. Regulations that require our customers and prospects to invest and spend their monies in other areas puts at risk their ability and inclination to pay for our products and services as well. The Deficit Reduction Act of 2005, signed into law on February 8, 2006, is an example of a planned change to reimbursement that may have a negative impact on our target market’s ability and inclination to acquire our products and services.
Both large competitors and smaller regional competitors could cause us to lower our prices or to lose customers.
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

AMICAS, Inc.
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

AMICAS, Inc.
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
     We recorded revenues of $14.0 and $12.1 million in the three months ended March 31, 2006 and 2005, respectively and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of a customer could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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

AMICAS, Inc.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2006.

AMICAS, Inc.
By:	/s/ Joseph D. Hill
Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer