Form 10-Q
period 2006-06-30
AMICAS, Inc.
filed 2006-08-09
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
As of August 7, 2006 there were 48,798,746 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
AMICAS, Inc.
Form 10-Q
For further information refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 31, 2006.
AMICAS, Vision Series, Radstream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc.
All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$40,294	$82,214
Marketable debt securities	31,663	—
Accounts receivable, net of allowances of $835 and $767, respectively	13,691	15,316
Computer hardware held for resale	164	127
Prepaid expenses and other current assets	1,712	1,025

Total current assets	87,524	98,682

Property and equipment, less accumulated depreciation and amortization of $5,780 and $5,347, respectively	1,209	1,259
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $5,056 and $4,077, respectively	8,644	9,623
Other intangible assets, less accumulated amortization of $1,102 and $889, respectively	2,298	2,511
Other assets	859	897

Total Assets	$127,847	$140,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,237	$11,151
Deferred revenue, including unearned discounts of $344 and $360, respectively	10,434	8,495

Total current liabilities	17,671	19,646

Other liabilities, primarily unearned discounts re: outsourced printing services	563	726

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 50,774,248 and 50,355,684 issued, respectively	51	50
Additional paid-in capital	224,949	222,927
Accumulated deficit	(96,775)	(96,592)
Treasury stock, at cost, 5,590,561 and 1,985,502 shares	(18,612)	(6,472)

Total stockholders’ equity	109,613	119,913

Total Liabilities and Stockholders’ Equity	$127,847	$140,285

See Accompanying Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Maintenance and services	$9,226	$8,933	$18,167	$17,355
Software licenses and system sales	2,994	3,863	8,024	7,524

Total revenues	$12,220	$12,796	$26,191	$24,879

Costs and expenses
Cost of revenues:
Maintenance and services (a)	$3,702	$3,497	$7,278	$6,723
Software licenses and system sales, including amortization of software costs of $489, $489, $979 and $987, respectively	1,389	1,381	4,205	2,812
Selling, general and administrative (b)	5,056	5,002	11,233	11,200
Research and development (c)	2,291	2,211	4,455	4,569
Depreciation and amortization	315	467	647	961
Settlement, severance and impairment charges	—	468	—	1,554
Restructuring charges	—	332	—	1,023

	12,753	13,358	27,818	28,842

Operating loss	(533)	(562)	(1,627)	(3,963)
Interest income	928	514	1,787	929
Interest expense	—	(2)	—	(749)

Gain (loss) from continuing operations, before income taxes	395	(50)	160	(3,783)

Provision for (benefit from) income taxes	76	(19)	95	(1,500)

Gain (loss) from continuing operations	319	(31)	65	(2,283)
Gain (loss) on sale of discontinued operations, net of taxes $0, $0, $(248) and $34,600, respectively	—	—	(248)	46,070

Net income (loss)	$319	$(31)	$(183)	$43,787

Earnings (loss) per share
Basic:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.05)
Discontinued operations	0.00	0.00	(0.01)	1.03

	$0.01	$(0.00)	$(0.00)	$0.98

Diluted:
Continuing operations	$0.01	$(0.00)	$(0.00)	$(0.05)
Discontinued operations	0.00	0.00	(0.00)	1.03

	$0.01	$(0.00)	$(0.00)	$0.98

Weighted average number of shares outstanding
Basic	45,275	45,169	48,089	44,897
Diluted	46,538	45,169	49,666	44,897

(a)	– includes $8,000 and $23,000 in stock-based compensation expense for the three and six months ended June 30, 2006, respectively

(b)	– includes $0.4 million and $0.8 million in stock-based compensation expense for the three and six months ended June 30, 2006, respectively

(c)	– includes $42,000 and $87,000 in stock-based compensation expense for the three and six months ended June 30, 2006, respectively
See Accompanying Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities
Gain (loss) from continuing operations	$65	$(2,283)
Gain (loss) from discontinued operations	(248)	46,070

Net income (loss)	(183)	43,787

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from the sale of discontinued operations	—	(73,244)
Depreciation and amortization	647	961
Provisions for bad debts	68	915
Write-off of deferred financing costs	—	661
Amortization of software development costs	979	987
Deferred income taxes	—	28,200
Stock compensation expense	914	175
Changes in operating assets and liabilities:
Accounts receivable	1,557	8,618
Computer hardware held for resale, prepaid expenses and other	(685)	(2,476)
Accounts payable and accrued expenses	(3,914)	(5,976)
Deferred revenue including unearned discount	1,776	(4,440)
Other liabilities	—	(1,126)
Tax benefit from change in valuation allowance and other	57	—

Cash provided by (used in) operating activities	1,216	(2,958)

Investing activities
Proceeds from sale of discontinued operations	—	100,000
Payment of transaction costs related to sale of discontinued operations	—	(1,026)
Proceeds from sale of assets	—	278
Purchases of held to maturity securities	(17,163)	—
Purchases of available for sale securities	(17,497)	—
Sales of available for sale securities	2,997	—
Purchases of property and equipment	(384)	(373)

Cash provided by (used in) investing activities	(32,047)	98,879

Financing activities
Principal repayments on long-term debt	—	(28,894)
Repurchase of common stock	(12,140)	—
Exercise of stock options and warrants	1,051	3,344

Cash used in financing activities	(11,089)	(25,550)

Increase (decrease) in cash and cash equivalents	(41,920)	70,371
Cash and cash equivalents at beginning of period	82,214	12,634

Cash and cash equivalents at end of period	$40,294	$83,005

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$2,362	$1,291
Interest	—	97
See Accompany Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
A. Business
          AMICAS, Inc. (“AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS Vision SeriesTM products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) — independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight™ Solutions, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
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
          Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Recent Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3” (SFAS 154). SFAS 154 replaces APB opinion no. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Earlier adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The adoption of SFAS 154 has had no effect on the financial condition or results of operations of the Company.
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements
Cash Equivalents and Marketable Debt Securities
          Cash equivalents consist primarily of money market funds and are classified as available for sale and carried at fair value, which approximates cost.
          Marketable debt securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations.
          As of June 30, 2006, marketable debt securities consisted of the following, in thousands:

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements

	June 30, 2006
	Amortized	Unrealized	Unrealized
Marketable debt securities	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$14,500	$—	$—	$14,500
Held-to-maturity:
Commercial paper	13,071	17	—	13,088
Certificates of deposit	4,092	8	—	4,100

Total	$31,663	$25	$—	$31,688

Stock-Based Compensation
          The Company adopted SFAS No. 123 (Revised 2004), “Share –Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. All stock awards outstanding on June 30, 2006 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to January 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.
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
          Under the provisions of SFAS 123R the Company recorded approximately $455,000 and $914,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006.
          The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. During the three and six months ended June 30, 2006, the weighted average fair value of the options granted under the stock option plans was $1.35 and $1.72, respectively, and the weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.42 and $1.42, respectively, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Stock		Stock
	Stock Option	Purchase	Stock Option	Purchase
	Plan	Plan	Plan	Plan

Average risk-free interest rate	5.07%	4.47%	4.89%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	41.7%	41.7%	41.7%	41.7%
Weighted-average expected life (in years)	5.0	0.5	4.9	0.5

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
          The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a three year period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.
          Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 2.5% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
          The unamortized fair value of stock options as of June 30, 2006 was $4.8 million which is expected to be recognized over the weighted average remaining period of 2.4 years.
          The following table summarizes activity under all stock option plans for the six months ended June 30, 2006 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available	Number	Price per	Term	Intrinsic
	for Grant	Outstanding	Share	(years)	Value

Balance at December 31, 2005	14,930	6,672	$3.23	6.1	$10,720
Options authorized	—	—	—
Options granted	(323)	323	4.90
Options exercised	—	(330)	2.34
Options cancelled	62	(69)	5.26

Balance at March 31, 2006	14,669	6,596	$3.34	6.1
Options authorized	8,000	—	—
Authorized Options unavailable due to termination of plans	(14,340)	—	—
Options granted	(330)	330	3.06
Options exercised	—	(36)	2.10
Options cancelled	49	(49)	4.42

Balance at June 30, 2006	8,048	6,841	$3.32	6.0	$3,557
Exercisable at June 30, 2006		4,387	$3.08	4.6	$3,403
          On June 8, 2006 the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaces the Company’s 1996 Stock Option Plan (the “1996 Plan”) and the Company’s 2000 Broad Based Plan (the “2000 Plan”). Options outstanding under the 1996 Plan and the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 1996 Plan or the 2000 Plan, and no shares remain reserved for issuance under those plans
          SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data).

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Loss from continuing operations, as reported	$(31)	$(2,283)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	—	175

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(515)	(1,011)

Pro forma loss from continuing operations	$(546)	$(3119)

Loss per share — continuing operations
Basic — as reported	$(0.00)	$(0.05)
Basic — pro forma	$(0.01)	$(0.07)

Diluted — as reported	$(0.00)	$(0.05)
Diluted — pro forma	$(0.01)	$(0.07)
          During the three and six months ended June 30, 2005, the weighted-average fair values of the options granted under the Company’s stock option plans were $2.23 and $2.29, respectively and shares subject to purchase under the employee stock purchase plan were $1.50 and $1.50, respectively. The Company utilized the Black-Scholes valuation model for estimating these fair values with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
		Stock		Stock
	Stock Option	Purchase	Stock Option	Purchase
	Plan	Plan	Plan	Plan

Average risk-free interest rate	3.90%	2.68%	4.09%	2.68%
Expected dividend yield	—	—	—	—
Expected stock price volatility	66.90%	35.8%	68.2%	35.8%
Weighted average expected life (in years)	4.8	0.5	4.9	0.5
Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator — income (loss):
Continuing operations	$319	$(31)	$65	$(2,283)
Discontinued operations	—	—	(248)	46,070

	319	$(31)	(183)	$43,787

Denominator:
Basic EPS — weighted-average shares	45,275	45,169	48,089	44,897
Effect of dilutive securities	5,578	—	1,577	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	46,538	45,169	49,666	44,897

Basic EPS:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.05)
Discontinued operations	0.00	0.00	$(0.01)	1.03

	$0.01	$(0.00)	$(0.00)	$0.98

Diluted EPS:
Continuing operations	$0.01	$(0.00)	$(0.00)	$(0.05)
Discontinued operations	0.00	0.00	$(0.00)	1.03

	$0.01	$(0.00)	$(0.00)	$0.98

          Options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
          Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the Company, comprehensive income (loss) is equivalent to its consolidated net income (loss) for the periods presented.
C. Gain from Sale of Discontinued Operations
          On January 3, 2005, the Company completed the sale of its Medical Division to Cerner. As consideration for the Asset Sale, the Company received cash proceeds of approximately $100 million, less a post-closing purchase price reduction of $1.6 million which was paid during 2005. Under the terms of the Purchase Agreement, Cerner agreed to assume specified liabilities of the Company’s Medical Division and certain obligations under assigned contracts and intellectual property.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
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
D. Business Combination
          On November 25, 2003, the Company acquired 100% of the outstanding capital stock of Amicas PACS, a developer of Web-based diagnostic image management software solutions, for $31 million in cash, including direct transaction costs. Based on attainment of specified earnings targets through 2004, the merger agreement provided for an additional purchase payment of up to $25 million and incentive plans for certain management employees of Amicas PACS that provided for up to $5 million of compensation.
          Thereafter, the merger agreement was amended, the earn-out consideration obligations terminated and the Company agreed to pay former Amicas PACS stockholders and certain Amicas PACS employees a total of up to $14.5 million. Former Amicas PACS stockholders received an additional $10.0 million in consideration in the following manner: $4.3 million in December 2004 and the remaining balance of $5.7 million in April 2005.
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

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
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
F. Commitments and Contingencies
Commitments
          The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2008.
          Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2006	$686
2007	1,262
2008	358

Total	$2,306

          On March 4, 2005, the Company entered into a sublease agreement for additional office space at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. Effective July 1, 2006, the base rent will increase to a total of $55,377 per month and the amount of subleased space will increase. The Company subleased part of this additional office space to a tenant, which occupied space in this facility, for the month of July and paid the Company $35,000.
          Additionally, on March 8, 2005, the Company entered into a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extends the original sublease term until July 31, 2006, with a Company option to further extend the lease term for an additional seventeen months through December 31, 2007. The base rent was $28,539 per month through May 31, 2005 and increased to $30,577 per month through July 31, 2006. The Company did not exercise its seventeen month option but has extended the sublease through September 30, 2006.
          On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provides to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services will continue through March 31, 2009. As of June 30, 2006, the Company’s receivable was $0.3 million and the Company’s payable to Cerner was $1.3 million under the transition services agreement.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
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
          As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, with respect to certain events or occurrences after March 6, 2001, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2006.
          The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2006.
G. Income Tax Provision
          In the three and six months ended June 30, 2006, the Company recorded an income tax provision of $76,000 and $95,000, respectively, attributed to continuing operations as compared to an income tax benefit of approximately $19,000 and $1.5 million, respectively in the three and six months ended June 30, 2005. The income tax provision for the second quarter of 2006 is the result of the Company’s net operating loss carry forward position. Due to the uncertainty surrounding the utilization of these losses, the Company’s current year tax provision is based on the amount of current state and federal alternative minimum tax that the Company is expected to pay for the year. In the first quarter of 2006 the Company also recorded a $248,000 tax liability related to discontinued operations arising primarily due to finalizing state tax apportionments related to the sale of the Medical Division.
H. Stockholders’ Equity
          In the second quarter of 2006, the Company issued 36,086 shares of its common stock, in connection with the exercise of stock options by employees for proceeds of approximately $76,000.
          On May 6, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock from time to time in open market or privately negotiated transactions. During the second quarter of 2006, the Company repurchased 3,605,059 shares for approximately $12 million under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program was funded using the Company’s working capital. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
          Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe”, “will”, “should”, “might” and similar expressions to identify forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
          We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Item 1A- Risk Factors of Part II. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should understand that the discussion in Item 1A does not include all potential risks or uncertainties.
Overview
          AMICAS, Inc. (“AMICAS” or the “Company”) is a leader in radiology, medical image and information management solutions. The AMICAS Vision Series products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) — independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Solutions, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
          In January 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”).
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
          In November 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc. (“Amicas PACS”), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).
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
•	Revenue Recognition.

•	Accounts Receivable.

•	Long-lived Assets.

•	Goodwill Assets and Business Combinations.

•	Income Taxes.

•	Stock-based Compensation.

•	Investments in Debt and Equity Securities.
          These policies are unchanged from those used to prepare the 2005 annual consolidated financial statements except for stock-based compensation which we adopted effective January 1, 2006 and investments in debt and equity securities which we began to apply during the second quarter of 2006. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005. We discuss stock-based compensation and investments in debt and equity securities in Note B to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2006.

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
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements
Results of Continuing Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Maintenance and services	$9,226	$293	3.3%	$8,933	$18,167	$812	4.7%	$17,355

Percentage of total revenues	75.5%			69.8%	69.4%			69.8%

Software licenses and system sales	$2,994	$(869)	(22.5%)	$3,863	$8,024	$500	6.6%	$7,524

Percentage of total revenues	24.5%			30.2%	30.6%			30.2%

Total revenues	$12,220	$(576)	(4.5%)	$12,796	$26,191	$1,312	5.3%	$24,879

           We recognize software license revenues and system (i.e. computer hardware) sales upon execution of a master license agreement and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.

Maintenance and services
          Maintenance and services revenues were $9.2 million for the three months ended June 30, 2006, compared to $8.9 million for the three months ended June 30, 2005. The increase in maintenance and services revenues of approximately $0.3 million was primarily due to a decrease of implementation and training services revenues of $0.5 million, an increase of $0.2 million in EDI services revenues and an increase of $0.6 million in maintenance revenues. The $0.6 million increase in maintenance revenues is the result of an increase in the installed base of our customers as well as price increases for maintenance services.
          Maintenance and services revenues were $18.2 million for the six months ended June 30, 2006, compared to $17.4 million for the six months ended June 30, 2005. The increase in maintenance and services revenues of approximately $0.8 million was primarily due to a decrease of implementation and training services revenues of $0.7 million, an increase of $0.1 million in EDI services revenues and an increase of $1.4 million in maintenance revenues. The $1.4 million increase in maintenance revenues is the result of an increase in the installed base of our customers as well as price increases for maintenance services.
Software licenses and hardware sales
          Software license and systems revenue was $3.0 million for the three months ended June 30, 2006, compared to $3.9 million for the three months ended June 30, 2005. The decrease of $0.9 million was primarily due to a $1.3 million decrease in software sales offset by an $0.4 million increase in hardware sales.
          Software license and systems revenue was $8.0 million for the six months ended June 30, 2006, compared to $7.5 million for the six months ended June 30, 2005. The increase of $0.5 million was primarily due to a $1.8 million increase in hardware sales to new customers during the first quarter of 2006, and a decrease of $1.3 million in software sales.
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
Cost of revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Maintenance and services	$3,702	$205	5.9%	$3,497	$7,278	$555	8.3%	$6,723
Percentage of maintenance and services revenues	40.1%			39.1%	40.1%			38.7%

Software licenses and hardware sales	$1,389	$8	0.6%	$1,381	$4,205	$1,393	49.5%	$2,812
Percentage of software licenses and hardware sales	46.4%			35.7%	52.4%			37.4%

Total cost of revenues	$5,091	$213	4.4%	$4,878	$11,483	$1,948	20.4%	$9,535

Cost of maintenance and services revenues
          Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. For the year ended December 31, 2005, we began to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. The results for the three and six months ended June 30, 2005 have been reclassified to conform to this presentation.
          Cost of maintenance and services revenue increased from $3.5 million for the three months ended June 30, 2005 to $3.7 million for the same period in 2006. The increase of approximately $0.2 million is primarily the result of a $0.1 million increase in EDI related transaction costs and a $0.1 million increase in internal implementation costs.
          Cost of maintenance and services revenue increased from $6.7 million for the six months ended June 30, 2005 to $7.3 million for the same period in 2006. The increase of approximately $0.6 million is primarily the result of a $0.2 million increase in EDI related transaction costs and a $0.4 million increase in internal implementation costs.
Cost of software license and hardware revenues
          Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
          Total cost of software licenses and hardware sales are $1.4 million and $1.4 million for the three months ended June 30, 2005 and 2006, respectively. The net zero change is affected by $0.1 million increase in cost of sales related to hardware, offset by a $0.1 million decrease in third party cost of sales related to software.
          Total cost of software licenses and hardware increased from $2.8 million to $4.2 million for the six months ended June 30, 2005 and 2006, respectively. The increase of $1.4 million is primarily the result of an increase in the cost of sales related to hardware.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Selling, general and administrative	$5,056	$54	1.1%	$5,002	$11,233	$33	0.3%	$11,200

Percentage of total revenues	41.4%			39.1%	42.9%			45.0%

Research and development	$2,291	$80	3.6%	$2,211	$4,455	$(114)	(2.5%)	$4,569

Percentage of total revenues	18.7%			17.3%	17.0%			18.4%

Depreciation and amortization	$315	$(152)	(32.5%)	$467	$647	$(314)	(32.6%)	$961

Percentage of total revenues	2.6%			3.6%	2.5%			3.9%

Selling, general and administrative
          Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
           Selling, general and administrative expenses increased from $5.0 million in the three months ended June 30, 2005 to $5.1 million in the three months ended June 30, 2006. We incurred $0.4 million in stock-based compensation which is included in our selling, general and administrative costs in the three months ended June 30, 2006 which is offset by lower personnel costs.
          Selling, general and administrative expenses increased slightly from $11.2 million in the six months ended June 30, 2005 to $11.23 million in the six months ended June 30, 2006. We incurred approximately $0.5 million in charges related to our previously disclosed services revenue inquiry as well as $0.8 million in stock-based compensation included in our selling, general and administrative costs in the six months ended June 30, 2006, offset by slight decreases in other selling, general and administrative costs, primarily personnel costs.
Research and development
          Research and development expense of $2.3 million in the three months ended June 30, 2006 represents an approximately $0.1 million expense increase from $2.2 million in the three months ended June 30, 2005. This increase is primarily due to an increase in internal development costs of $0.1 million which includes $42,000 of stock-based compensation included in research and development in 2006.
          Research and development expense of $4.5 million in the six months ended June 30, 2006 represents an approximately $0.1 million expense decrease from $4.6 million in the six months ended June 30, 2005. This decrease is primarily due to a decrease in internal development costs of $0.2 million which is partially offset by $87,000 of stock-based compensation included in research and development in 2006.
Depreciation and amortization
          The decrease in depreciation and amortization of approximately $0.2 million from $0.5 million in the three months ended June 30, 2005 to $0.3 in the three months ended June 30, 2006 is primarily due to assets that were fully depreciated during 2005.
          The decrease in depreciation and amortization of approximately $0.3 million from $1.0 million in the six months ended June 30, 2005 to $0.6 in the six months ended June 30, 2006 is primarily due to assets that were fully depreciated during 2005.
Settlement of earn-out
          In the first quarter of 2005, we recorded approximately $1.1 million as a charge related to our earn-out bonus, which includes approximately $0.9 million for the acceleration of earn-out bonuses, pursuant to agreements with two former Amicas PACS executives whose employment was terminated by mutual agreement.

Non-operating income (expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Interest income	$928	$414	80.5%	$514	$1,787	$858	92.4%	$929

Interest expense	—	2	(100%)	(2)	—	749	(100.0%)	(749)

Total interest income (expense), net	$928	$416	81.3%	$512	$1,787	$1,607	892.8%	$180

Interest Income
          The increase of approximately $0.4 million in interest income during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily due to better yields on our investments.
          The increase of approximately $0.9 million in interest income during the six months ended June 30, 2006 versus the six months ended June 30, 2006 is primarily due to better yields on our investments.
Interest Expense
          The decrease in interest expense is due to the approximately $0.7 million write-off of deferred financing costs related to our Wells Fargo Foothill credit facility as a result of the pay-off of the credit facility in January 2005. In conjunction with the pay-off the credit facility was terminated. We had no interest expense in 2006.
Provision for (benefit from) income taxes
          In the three and six months ended June 30, 2006, we recorded an income tax provision of $76,000 and $95,000, respectively attributed to continuing operations as compared to an income tax benefit of approximately $19,000 and $1.5 million in the three months and six months ended June 30, 2005, respectively. The income tax provision for the second quarter of 2006 is the result of a net operating loss carry forward position. Due to the uncertainty surrounding the utilization of these losses, our current year tax provision is based on the amount of current state and federal alternative minimum tax that we expect to pay for the year.
Gain from Sale of Discontinued Operations
          In January 2005, we completed the sale of our Medical Division to Cerner. In connection with the sale we received cash proceeds of approximately $100 million, subject to a post closing purchase price reduction of $1.6 million. Cerner agreed to assume specified liabilities of the Medical Division and the anesthesiology business and certain obligations under assigned contracts and intellectual property.
          In 2005, we recorded a net gain from the sale of approximately $46.3 million which is net of approximately: $16.2 million of net assets transferred to Cerner including, $1.6 million of post closing purchase price adjustments, $33.9 million of income taxes, $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the sale.
          The $33.9 million income tax provision includes the realization of $28.2 million of deferred tax asset that we had previously recorded and current tax provision of $5.7 million.
          In the first quarter of 2006 we recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of the Medical Division.

Liquidity and Capital Resources
           To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $40.3 million as of June 30, 2006 and our marketable debt securities were $31.7 million for a total of $72.0 million, as compared to $82.2 million of cash and cash equivalents as of December 31, 2005. Cash provided by operating activities for the six months ended June 30, 2006 amounted to $1.2 million.
          Cash used in investing activities for the six months ended June 30, 2006 was $32.0 million, which consists of $31.7 million used for purchases of held to maturity and available for sale investments and $0.4 related to purchases of property and equipment.
          Cash used in financing activities for the six months ended June 30, 2006 was $11.1 million, which consisted primarily of $12.1 million for purchases of treasury stock offset by proceeds of 1.0 million for stock option exercises.
          We are authorized to repurchase up to $15.0 million of our stock. As of June 30, 2006, we have repurchased 3,605,059 shares for approximately $12.1 million under a Rule 10b5-1 trading plan (See Part II, Item 2 “Issuer Repurchases of Equity Securities”).

          The following table summarizes, as of June 30, 2006, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		July 1, 2006 –
		December
	Total	31, 2006	2007	2008	2009	Thereafter
	(dollars in thousands)
Operating Leases	$2,306	$686	$1,262	$358	$—	$—

Other Commitments	8,007	1,853	3,034	2,496	624	—

Other LT Liabilities	58	58	—	—	—	—

Total	$10,371	$2,597	$4,296	$2,854	624	—

          In March 2005, we entered into a sublease agreement for additional office space at the same location as our Boston, Massachusetts corporate headquarters. The term of the sublease expires on January 11, 2008. The base rent is $12,485 per month from February 15, 2005 until June 30, 2006. Effective July 1, 2006, the base rent increased to a total of $55,377 per month. We subleased part of this additional office space to a tenant, which occupied space in this facility, for the month of July and paid the Company $35,000.
          In March 2005, we entered into a sublease agreement to extend the lease term of our office space at our Boston, Massachusetts corporate headquarters. The base rent is $30,577 per month through July 31, 2006. We did not exercise its option to extend the lease from July 31, 2006 for an additional seventeen months, however we did extend the sublease until September 30, 2006.
          In January 2005, we entered into a transition services agreement with Cerner (the “Transition Services Agreement”) in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, we provide to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain services we provided terminated on April 30, 2006 and certain Cerner-provided services extend through March 31, 2009.
          In January 2005, in connection with the Transition Services Agreement with Cerner, we assigned our agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee range from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We also assigned our patient statement agreement with NDC to Cerner. The agreement generally provides for us to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. We are also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.
          In January 2005, in connection with the sale of the Medical Division to Cerner, we assigned certain operating lease agreements relating to the Medical Division to Cerner. As a result, our future payments due under our outstanding lease agreements total $2.8 million with $1.2 million due in 2006, $1.2 million due in 2007 and $0.4 million due in 2008 .
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

          From time to time, in the normal course of business, various claims are made against us. There are no material proceedings to which we are a party, and we are unaware of any material contemplated actions against us.

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
          As of June 30, 2006, we held approximately $40.3 million in cash and cash equivalents, consisting primarily of money market funds. Cash equivalents are carried at fair value, which approximates cost.
          We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
           Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $31.7 million at June 30, 2006. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $268,000.

Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          Management’s report on internal controls over financial reporting as of December 31, 2005, was included in our Annual Report on Form 10-K for the year-end December 31, 2005. In the report, management concluded that there was a material weakness in our internal control over financial reporting. The management report described the material weaknesses as a material weakness in our controls over deferred revenue. To remediate this deficiency in our internal control over financial reporting with respect to accounting for deferred revenue, in the first quarter of 2006, we hired a new controller, we continue to train and hire more qualified and experienced accounting personnel, we provide additional oversight and supervision, and we have initiated programs to provide ongoing training and professional education and development plans for the accounting department.
          Other than the change described above, there has been no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          From time to time, in the normal course of business, various claims are made against us. There are no material proceedings to which we are a party, and we are unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.
          Our operating results will vary significantly from quarter to quarter and from year to year. We had a net loss of $0.2 million for the six month ended June 30, 2006. For the year ended December 31, 2005, we had net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) and a net loss of $12.5 million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $27.8 million for the year ended December 31, 2001 and $78.1 million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
          Our operating results have been and/or may be influenced significantly by factors such as:
•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment including the Deficit Reduction Act of 2005 (“DRA”);

•	competition, including alternative product and service offerings, and price pressure;

•	customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.

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
     FDA
          The Food and Drug Administration, or FDA, is responsible for ensuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or, if in the future we were to expand our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with FDA requirements would most likely be substantial. Application of the approval or clearance requirements would create delays in marketing, and the FDA could require supplemental filings or object to certain of these products. In addition, we are subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake specific actions to further comply with the Federal Food, Drug and Cosmetic Act, its amendments and any other applicable regulatory requirements. FDA regulations depend heavily on administrative interpretation, and future interpretations made by the FDA or other regulatory bodies may adversely affect us. We continually audit our compliance with FDA requirements, however, our existing products could become non-compliant in the future. The FDA has available several enforcement tools, including product recalls, seizures, injunctions, civil fines and/or criminal prosecutions. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

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
          As the cost of healthcare continues to rise, the government and other payers may make adjustments to their reimbursement for certain healthcare services rates or may impose additional requirements of healthcare service provider organizations and businesses such that monies available for investment in image and information management products and services may decrease. Any significant reduction in reimbursement puts at risk our customers and prospects ability and inclination to pay for our products and services. Regulations that require our customers and prospects to invest and spend their monies in other areas puts at risk their ability and inclination to pay for our products and services as well. For example, the Deficit Reduction Act of 2005, signed into law on February 8, 2006, reduced the reimbursement to our customers which has adversely affected our customers’ and potential customers’ ability and inclination to acquire our products and services.
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
          We recorded revenues of $12.2 million and $26.2 million in the three and six months ended June 30, 2006, respectively and $12.8 million and $24.9 million in the three and six months ended June 30, 2005, respectively and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of a customer could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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

ITEM 2. Issuer Repurchases of Equity Securities

			(c)
			Total Number of
			Shares	(d)
			Purchased as	Approximate Dollar
	(a)		Part of Publicly	Value of Shares that
	Total Number of	(b)	Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased (1)	Paid per Share	Programs (2)	Plans or Programs
April 1, 2006 through April 30, 2006	0	$0	0	$15,000,000

May 1, 2006 through May 31, 2006	1,977,633	3.480	1,977,633	8,117,783

June 1, 2006 through June 30, 2006	1,627,426	3.142	3,605,059	3,004,560

Total:	3,605,059	$3.327	3,605,059	$3,004,560

(1)	We repurchased an aggregate of 3,605,059 shares of our common stock pursuant to our previously announced stock repurchase program (the “Program”).

(2)	Our board of directors approved our repurchase of shares of our common stock having a value of up to $15 million in the aggregate pursuant to the Program. The expiration date of this Program is December 31, 2007.

ITEM 4. Submission Of Matters To A Vote Of Security Holders
          We held our Annual Meeting of Stockholders on June 8, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter.
1.	To elect six members of the Board of Directors to serve until the 2007 Annual Meeting of Stockholders.

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining
Phillip M. Berman, M.D.	40,099,272	—	5,257,916
Stephen J. DeNelsky	41,213,922	—	4,143,266
Stephen N. Kahane, M.D., M.S.	40,723,104	—	4.634,084
David B. Shepherd	41,215,145	—	4,142,043
John J. Sviokla	41,217,207	—	4,139,981
Lisa W. Zappala	40,557,003	—	4,800,185

2.	To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

	Number of Shares
For	Against	Abstain
44,422,777	916,663	17,748

Broker Non Votes — 0

3.	To approve the 2006 Stock Incentive Plan.

	Number of Shares
For	Against	Abstain
20,951,933	12,045,112	114,406

Broker Non Votes – 12,245,737

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

10.1(a)	2006 Stock Incentive Plan of AMICAS, Inc

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(a)	Incorporated herein by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission April 24, 2006 (file No. 000-25311)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2006.

AMICAS, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer