Form 10-Q
period 2006-09-30
AMICAS, Inc.
filed 2006-11-09
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
As of November 7, 2006 there were 44,805,495 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K filed on March 31, 2006.
AMICAS, Vision Series, Radstream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc.
All other trademarks and company names mentioned are the property of their respective owners.

AMICAS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$9,984	$82,214
Marketable debt securities	60,839	—
Accounts receivable, net of allowances of $973 and $767, respectively	11,493	15,316
Computer hardware held for resale	129	127
Prepaid expenses and other current assets	4,904	1,025

Total current assets	87,349	98,682

Property and equipment, less accumulated depreciation and amortization of $5,968 and $5,347, respectively	1,238	1,259
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $5,545 and $4,077, respectively	8,155	9,623
Other intangible assets, less accumulated amortization of $1,209 and $889, respectively	2,191	2,511
Other assets	931	897

Total Assets	$127,177	$140,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,495	$11,151
Deferred revenue, including unearned discounts of $340 and $360, respectively	10,037	8,495

Total current liabilities	17,532	19,646

Other liabilities, primarily unearned discounts re: outsourced printing services	479	726

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 50,981,915 and 50,355,684 issued, respectively	47	50
Additional paid-in capital	226,207	222,927
Accumulated other comprehensive income	12	—
Accumulated deficit	(96,470)	(96,592)
Treasury stock, at cost, 6,178,956 and 1,985,502 shares	(20,630)	(6,472)

Total stockholders’ equity	109,166	119,913

Total Liabilities and Stockholders’ Equity	$127,177	$140,285

See Accompanying Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Maintenance and services	$9,100	$9,692	$27,267	$27,047
Software licenses and system sales	2,702	3,920	10,726	11,444

Total revenues	$11,802	$13,612	$37,993	$38,491

Costs and expenses
Cost of revenues:
Maintenance and services (a)	$3,827	$3,754	$11,105	$10,477
Software licenses and system sales, including amortization of software costs of $489, $489, $1,468 and $1,477, respectively	2,015	1,282	6,220	4,094
Selling, general and administrative (b)	4,671	4,820	15,904	16,018
Research and development (c)	2,175	2,286	6,630	6,855
Depreciation and amortization	297	441	944	1,401
Settlement and severance charges	—	2,664	—	4,218
Restructuring charges	—	—	—	1,023

	12,985	15,247	40,803	44,086

Operating loss	(1,183)	(1,635)	(2,810)	(5,595)
Interest income	978	751	2,765	1,680
Interest expense	—	(2)	—	(751)

Loss from continuing operations, before income taxes	(205)	(886)	(45)	(4,666)

(Benefit from) Provision for income taxes	(32)	(346)	63	(1,846)

Income (loss) from continuing operations	(173)	(540)	(108)	(2,820)
Gain (loss) on sale of discontinued operations, net of tax (benefit), provision, $(478), $0, $(230) and $34,600, respectively	478	(25)	230	46,045

Net income (loss)	$305	$(565)	$122	$43,225

Earnings (loss) per share
Basic:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.06)
Discontinued operations	0.01	(0.00)	0.00	1.01

	$0.01	$(0.01)	$0.00	$0.95

Diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.06)
Discontinued operations	0.01	(0.00)	0.00	1.01

	$0.01	$(0.01)	$0.00	$0.95

Weighted average number of shares outstanding
Basic	45,114	47,208	47,087	45,663
Diluted	45,114	47,208	47,087	45,663

(a)	– includes $14,000 and $37,000 in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively

(b)	– includes $0.4 million and $1.2 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively

(c)	– includes $54,000 and $0.1 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively
See Accompanying Notes to Condensed Consolidated Financial Statements

AMICAS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities
Income (loss) from continuing operations	$(108)	$(2,820)
Income (loss) from discontinued operations	230	46,045

Net income (loss)	122	43,225

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain from the sale of discontinued operations	(230)	(73,244)
Depreciation and amortization	944	1,401
Provisions for bad debts	542	1,175
Gain on sale of fixed assets	(6)	—
Write-off of deferred financing costs	—	661
Amortization of software development costs	1,468	1,477
Deferred income taxes	—	28,200
Stock compensation expense	1,381	175
Changes in operating assets and liabilities:
Accounts receivable	3,281	10,398
Computer hardware held for resale, prepaid expenses and other	(3,235)	(2,987)
Accounts payable and accrued expenses	(4,106)	(4,971)
Deferred revenue including unearned discount	1,295	(8,261)
Other liabilities	—	(1,544)
Tax benefit from change in valuation allowance and other	443	—

Cash provided by (used in) operating activities	1,899	(4,295)

Investing activities
Proceeds from sale of discontinued operations	—	100,000
Payment of transaction costs related to sale of discontinued operations	—	(1,026)
Proceeds from sale of assets	6	278
Purchases of held-to-maturity securities	(45,660)	—
Purchases of available-for-sale securities	(37,503)	—
Maturities of held-to-maturity securities	14,439	—
Sales of available-for-sale securities	7,897	—
Purchases of property and equipment	(603)	(473)

Cash provided by (used in) investing activities	(61,424)	98,779

Financing activities
Principal repayments on long-term debt	—	(28,914)
Repurchase of common stock	(14,158)	—
Exercise of stock options and warrants	1,453	7,781

Cash used in financing activities	(12,705)	(21,133)

Increase (decrease) in cash and cash equivalents	(72,230)	73,351
Cash and cash equivalents at beginning of period	82,214	12,634

Cash and cash equivalents at end of period	$9,984	$85,985

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$2,374	$2,070
Interest	—	99
Non-Cash Investing:
Unrealized gain on available-for-sale investments	12	—
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
     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact FIN No. 48 will have on the consolidated financial statements.
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company’s adoption of ETIF 06-03 is not expected to have a material effect on the consolidated financial position or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
Revenue Recognition
     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Statement of Financial Accounting Standards (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”. Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, the Company defers the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company’s sales and licensing contracts involve multiple elements, in which case, the total value of the customer arrangement is allocated to each element based on the vendor specific objective evidence, or VSOE, of its fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of its fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of its fair value is determined based upon the price charged when the same element is sold separately. If VSOE of its fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. Contracts and arrangements with customers, generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period. The Company provides allowances for estimated future allowances and discounts (recorded as contra-revenue) upon recognition of revenues.
     Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.
Cash Equivalents and Marketable Debt Securities
     Cash equivalents consist primarily of money market funds and are classified as available for sale and carried at fair value, which approximates cost.
     Marketable debt securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. There have been no material

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations.
     As of September 30, 2006, marketable debt securities consisted of the following, in thousands:

	September 30, 2006
	Carrying	Unrealized	Unrealized
	Value	Gains	Losses	Fair Value

Marketable debt securities
Available-for-sale:
State and municipal obligations	$29,617	$—	$—	$29,617
Held-to-maturity:
Commercial paper	18,467	8	13	18,462
Certificates of deposit	12,755	13	—	12,768

Total	$60,839	$21	$13	$60,847

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

September
30, 2006
Contractual maturities of available-for-sale securities
Due within one year	$5,503
Due between one to five years	4,314
Due after 10 years	19,800

Total	$29,617

Stock-Based Compensation
     The Company adopted SFAS No. 123 (Revised 2004), “Share –Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. All stock awards outstanding on September 30, 2006 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to January 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.
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
     Under the provisions of SFAS 123R the Company recorded approximately $467,000 and $1.4 million of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006.
     The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. During the three and nine months ended September 30, 2006, the weighted average fair value of the options granted under the stock option plans was $1.41 and $1.70, respectively,

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
and the weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.42 and $1.42, respectively, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Stock		Stock
	Stock Option	Purchase	Stock Option	Purchase
	Plan	Plan	Plan	Plan

Average risk-free interest rate	4.92%	4.47%	4.89%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	41.7%	41.7%	41.7%	41.7%
Weighted-average expected life (in years)	5.6	0.5	5.0	0.5
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
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3.0% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of September 30, 2006 was $4.2 million which is expected to be recognized over the weighted average remaining period of 2.4 years.
     The following table summarizes activity under all stock option plans for the nine months ended September 30, 2006 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available	Number	Price per	Term	Intrinsic
	for Grant	Outstanding	Share	(years)	Value

Balance at December 31, 2005	14,930	6,672	$3.23	6.1
Options granted	(323)	323	4.90
Options exercised	—	(330)	2.34
Options cancelled	62	(69)	5.26

Balance at March 31, 2006	14,669	6,596	$3.34	6.1	$10,720
Options authorized	8,000	—	—
Authorized Options unavailable due to termination of plans	(14,340)	—	—
Options granted	(330)	330	3.06
Options exercised	—	(36)	2.10

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available	Number	Price per	Term	Intrinsic
	for Grant	Outstanding	Share	(years)	Value

Options cancelled	49	(49)	4.42

Balance at June 30, 2006	8,048	6,841	$3.32	6.0	$3,557

Options granted	(70)	60	3.22
Options exercised	—	(113)	2.11
Options cancelled	10	(97)	3.82

Balance at September 30, 2006	7,988	6,691	$3.32	5.8	$2,558
Exercisable at September 30, 2006		4,368	$3.12	4.4	$2,544
Restricted Stock
     As of September 30, 2006, an aggregate of 29,680 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the three months ended September 30, 2006 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.
     As of September 30, 2006, there was $15,000 of total stock-based compensation related to non-vested restricted stock. The intrinsic value of the restricted stock outstanding at September 30, 2006 was $84,000.
     A summary of the Company’s restricted stock activity, and related information for the nine months ended September 30, 2006 is as follows:

Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2005	—	$—
Granted	29,680	2.83
Exercised/vested	—	—
Forfeited/cancelled	—	—

Outstanding at September 30, 2006	29,680	$2.83

     On June 8, 2006 the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaces the Company’s 1996 Stock Option Plan (the “1996 Plan”) and the Company’s 2000 Broad Based Plan (the “2000 Plan”). Options outstanding under the 1996 Plan and the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 1996 Plan or the 2000 Plan, and no shares remain reserved for issuance under those plans.
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

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Loss from continuing operations, as reported	$(540)	$(2,820)

Add: total stock-based employee compensation expense included in reported loss from continuing operations as reported, net of related tax effects	—	175

Deduct: total stock-based employee compensation expense not reported in expense, determined under fair value based method for all awards, net of related tax effects	(759)	(2,184)

Pro forma loss from continuing operations	$(1,299)	$(4,829)

Loss per share – continuing operations

Basic – as reported	$(0.01)	$(0.06)
Basic – pro forma	$(0.03)	$(0.11)

Diluted – as reported	$(0.01)	$(0.06)
Diluted – pro forma	$(0.03)	$(0.11)
     During the three and nine months ended September 30, 2005, the weighted-average fair values of the options granted under the Company’s stock option plans were $3.04 and $2.32, respectively, and the weighted average fair value of the shares subject to purchase under the employee stock purchase plan were $1.50 and $1.50, respectively. The Company utilized the Black-Scholes valuation model for estimating these fair values with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
		Stock		Stock
	Stock Option	Purchase	Stock Option	Purchase
	Plan	Plan	Plan	Plan

Average risk-free interest rate	3.98%	2.68%	4.09%	2.68%
Expected dividend yield	—	—	—	—
Expected stock price volatility	64.40%	35.8%	68.1%	35.8%
Weighted average expected life (in years)	4.8	0.5	4.9	0.5
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

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator —income (loss):
Continuing operations	$(173)	$(540)	$(108)	$(2,820)
Discontinued operations	478	(25)	230	46,045

	305	$(565)	122	$43,225

Denominator:

Basic EPS —weighted-average shares	45,114	47,208	47,087	45,663
Effect of dilutive securities	—	—	—	—

Diluted EPS —adjusted weighted-average shares and assumed conversions	45,114	47,208	47,087	45,663

Basic EPS:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.06)
Discontinued operations	0.01	(0.00)	0.00	1.01

	$0.01	$(0.01)	$0.00	$0.95

Diluted EPS:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.06)
Discontinued operations	0.01	(0.00)	0.00	1.01

	$0.01	$(0.01)	$0.00	$0.95

     Options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and 2005 consists of net income (loss) and net unrealized gains on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$305	$(565)	$122	$43,225
Net unrealized gain on marketable securities	12	—	12	—

Total comprehensive income (loss)	$317	$(565)	$134	$43,225

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

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
     For the nine months ended September 30, 2005, the Company recorded a net gain from the sale of approximately $46.1 million which is net of approximately: $16.2 million of net assets transferred to Cerner, $1.2 million of post closing purchase price adjustments, $34.6 million of income taxes, $0.9 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the sale.
     The Company also finalized the 2005 federal and state tax returns which reflect a total tax liability of approximately $2.2 million. The Company had originally projected a total tax liability of $4.3 million. The decease in tax of approximately $2.1 million is due to a reduction in the Company’s state income tax liability. The Company has estimated a valuation allowance of $1.2 million to reduce the deferred tax asset to an amount that is more likely that not be realized.
     The resulting excess requirement is $0.9 million, of which approximately $0.4 million relates to a benefit of net operating losses that arose as result of the exercise of stock options and was recorded to additional paid in capital and $0.5 million as a benefit to the tax provision of discontinued operations related to the sale of the medical division.
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
E. Restructuring Costs and Executive Termination Costs
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
F. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2008.
Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2006	$314
2007	1,262
2008	358

Total	$1,934

     In March 2005, the Company entered into a sublease agreement to extend the lease term of its office space at its Boston, Massachusetts corporate headquarters. The term of the sublease extended the original sublease term until July 31, 2006, with a Company option to further extend the lease term for an additional seventeen months through December 31, 2007. The Company did not exercise its seventeen month option but extended the sublease through September 30, 2006. This sublease expired and the Company has no further commitment for this sublease.
     On March 4, 2005, the Company entered into a sublease agreement for additional office space on a different floor at the same location as its Boston, Massachusetts headquarters, effective as of February 15, 2005 with an option to add more space effective July 1, 2006. Subsequently, the lease was transferred by the sublandlord to the landlord. The term of the lease expires on January 11, 2008. The Company exercised its option to add more space and effective July 1, 2006, the base rent increased to a total of $55,377 per month and the amount of leased space increased. During the third quarter of 2006, the Company consolidated its corporate headquarters in this space.
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provides to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services will continue through March 31, 2009. As of September 30, 2006, the Company’s receivable was $63,000 and the Company’s payable to Cerner was $1.1 million under the transition services agreement.

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
Employee Savings Plan (401(k))
     In connection with the Company’s employee savings plan, the Company has committed, for the 2006 plan year, to contribute to the plan. The matching contribution for 2006 is estimated to be approximately $0.5 million and will be made in cash.
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
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2006.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2006.

AMICAS, Inc.
Notes to Condensed Consolidated Financial Statements
G. Income Tax Provision
     In the three months ended September 30, 2006, the Company recorded an income tax benefit of $32,000 and, in the nine months ended September 30, 2006 a provision of $63,000 attributed to continuing operations. The income tax benefit for the third quarter of 2006 is to appropriately reflect the amount of current state income taxes the Company expects to incur for the year. During the three and nine months ended September 30, 2005 the Company recorded an income tax benefit of approximately $346,000 and $1.8 million benefit related to continuing operations.
     The Company also finalized the 2005 federal and state tax returns which reflect a total tax liability of approximately $2.2 million. The Company had originally projected a total tax liability of $4.3 million. The decrease in tax of approximately $2.1 million is due to a reduction in the Company’s state income tax liability. The Company has estimated a valuation allowance of $1.2 million to reduce the deferred tax asset to an amount that is more likely than not to be realized.
     The resulting excess requirement is $0.9 million, of which approximately $0.4 million relates to a benefit of net operating losses that arose as a result of the exercise of stock options and was recorded to additional paid in capital and $0.5 million as a benefit to the tax provision of discontinued operations related to the sale of the medical division.
H. Stockholders’ Equity
     In the third quarter of 2006, the Company issued 112,327 shares of its common stock, in connection with the exercise of stock options by employees for proceeds of approximately $237,000, 65,660 shares for proceeds of approximately $164,000 related to the Employee Stock Purchase Program and 29,680 shares of restricted stock.
     On May 6, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock from time to time in open market or privately negotiated transactions. During the third quarter of 2006, the Company repurchased 588,395 shares for approximately $2 million. Since the announcement of this repurchase program, the Company has repurchased a total of approximately 4,193,000 shares for approximately $14 million under a trading plan adopted pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program has been funded using the Company’s working capital. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with its stock plans or other corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, “should”, “might” and similar expressions to identify forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, such as legal proceedings, and financial results.
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
     These policies are unchanged from those used to prepare the 2005 annual consolidated financial statements except for stock-based compensation which we adopted effective January 1, 2006 and investments in debt and equity securities which we began to apply during the second quarter of 2006. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005. We discuss stock-based compensation and investments in debt and equity securities in Note B to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2006.

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. Our adoption of ETIF 06-03 is not expected to have a material effect on our consolidated financial position or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Results of Continuing Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Maintenance and services	$9,100	$(592)	(6.1%)	$9,692	$27,267	$220	0.8%	$27,047
Percentage of total revenues	77.1%			71.2%	71.8%			70.3%

Software licenses and system sales	$2,702	$(1,218)	(31.1%)	$3,920	$10,726	$(718)	(6.3%)	$11,444
Percentage of total revenues	22.9%			28.8%	28.2%			29.7%

Total revenues	$11,802	$(1,810)	(13.3%)	$13,612	$37,993	$(498)	(1.3%)	$38,491

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
Maintenance and services
     Maintenance and services revenues were $9.1 million for the three months ended September 30, 2006, compared to $9.7 million for the three months ended September 30, 2005. The decrease in maintenance and services revenues of approximately $0.6 million was primarily due to a decrease of implementation and training services revenues of $0.7 million, an increase of $0.2 million in EDI services revenues and a decrease of $0.1 million in maintenance revenues.
     Maintenance and services revenues were $27.3 million for the nine months ended September 30, 2006, compared to $27.1 million for the nine months ended September 30, 2005. The increase in maintenance and services revenues of approximately $0.2 million was primarily due to a decrease of implementation and training services revenues of $1.4 million, an increase of $0.3 million in EDI services revenues and an increase of $1.3 million in maintenance revenues. The $1.3 million increase in maintenance revenues is the result of an increase in the value of the installed base of our customers as well as price increases for maintenance services.
Software licenses and hardware sales
     Software license and systems revenue was $2.7 million for the three months ended September 30, 2006, compared to $3.9 million for the three months ended September 30, 2005. The decrease of $1.2 million was primarily due to a $2.0 million decrease in software sales offset by a $0.8 million increase in hardware sales.
     Software license and systems revenue was $10.7 million for the nine months ended September 30, 2006, compared to $11.4 million for the nine months ended September 30, 2005. The decrease of $0.7 million was primarily due to a $2.6 million increase in hardware sales to new customers during the first quarter of 2006, offset by a decrease of $3.3 million in software sales.
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
Cost of revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Maintenance and services	$3,827	$73	1.9%	$3,754	$11,105	$628	6.0%	$10,477
Percentage of maintenance and services revenues	42.1%			38.7%	40.7%			38.7%

Software licenses and hardware sales	$2,015	$733	57.2%	$1,282	$6,220	$2,126	51.9%	$4,094
Percentage of software licenses and hardware sales	74.6%			32.7%	58.0%			35.8%

Total cost of revenues	$5,842	$806	16.0%	$5,036	$17,325	$2,754	18.9%	$14,571

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. For the year ended December 31, 2005, we began to report our internal implementation and support costs within the cost of maintenance and services revenue line on our statement of operations. The results for the three and nine months ended September 30, 2005 have been reclassified to conform to this presentation.
     Cost of maintenance and services revenue increased from $3.7 million for the three months ended September 30, 2005 to $3.8 million for the same period in 2006. The increase of approximately $0.1 million is primarily the result of a $0.5 million decrease in services cost, a $0.3 million increase in EDI related transaction costs and a $0.3 million increase in internal implementation costs.
     Cost of maintenance and services revenue increased from $10.5 million for the nine months ended September 30, 2005 to $11.1 million for the same period in 2006. The increase of approximately $0.6 million is primarily the result of a $0.6 million increase in internal implementation costs.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
     Total cost of software licenses and hardware sales are $1.3 million and $2.0 million for the three months ended September 30, 2005 and 2006, respectively. The $0.7 million increase is affected by $0.5 million increase in cost of sales related to hardware. During the quarter ended September 30, 2006, the Company purchased software licenses to be integrated into future products. The software license cost of $0.2 million has been included in our cost of license revenues as the Company has been unable to establish a reliable basis for future revenues, if any.
     Total cost of software licenses and hardware increased from $4.1 million to $6.2 million for the nine months ended September 30, 2005 and 2006, respectively. The increase of $2.1 million is primarily the result of an increase in the cost of sales related to hardware and $0.2 million related to the software license purchase.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Selling, general and administrative	$4,671	$(149)	(3.1%)	$4,820	$15,904	$(114)	(0.7%)	$16,018

Percentage of total revenues	39.6%			35.4%	41.9%			41.6%

Research and development	$2,175	$(111)	(4.9%)	$2,286	$6,630	$(225)	(3.3%)	$6,855

Percentage of total revenues	18.4%			16.8%	17.5%			17.8%

Depreciation and amortization	$297	$(144)	(32.7%)	$441	$944	$(457)	(32.6%)	$1,401

Percentage of total revenues	2.5%			3.2%	2.5%			3.6%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and maintenance/services personnel), facilities, travel, commissions, bad debt, legal, marketing, insurance and other administrative expenses.
     Selling, general and administrative expenses decreased by $0.1 million from $4.8 million in the three months ended September 30, 2005 to $4.7 million in the three months ended September 30, 2006. We incurred $0.4 million in stock-based compensation which is included in our selling, general and administrative costs in the three months ended September 30, 2006 which is offset by lower personnel costs of $0.3 million.
     Selling, general and administrative expenses decreased by $0.1 million from $16.0 million in the nine months ended September 30, 2005 to $15.9 million in the nine months ended September 30, 2006. We incurred approximately $0.5 million in charges related to our previously disclosed services revenue inquiry as well as $1.2 million in stock-based compensation included in our selling, general and administrative costs in the nine months ended September 30, 2006, offset by decreases in other selling, general and administrative costs, primarily personnel costs.
Research and development
     Research and development expense of $2.2 million in the three months ended September 30, 2006 represents an approximately $0.1 million expense decrease from $2.3 million in the three months ended September 30, 2005. This decrease is primarily due to a decrease in internal development costs of $0.2 million which includes $54,000 of stock-based compensation included in research and development in 2006.

     Research and development expense of $6.6 million in the nine months ended September 30, 2006 represents an approximately $0.2 million expense decrease from $6.8 million in the nine months ended September 30, 2005. This decrease is primarily due to a decrease in internal development costs of $0.3 million which is partially offset by $0.1 million of stock-based compensation included in research and development in 2006.
Depreciation and amortization
     The decrease in depreciation and amortization of approximately $0.1 million from $0.4 million in the three months ended September 30, 2005 to $0.3 in the three months ended September 30, 2006 is primarily due to assets that were fully depreciated during 2005.
     The decrease in depreciation and amortization of approximately $0.5 million from $1.4 million in the nine months ended September 30, 2005 to $0.9 million in the nine months ended September 30, 2006 is primarily due to assets that were fully depreciated during 2005.
Settlement of earn-out
     In the first quarter of 2005, we recorded approximately $1.1 million as a charge related to our earn-out bonus, which includes approximately $0.9 million for the acceleration of earn-out bonuses, pursuant to agreements with two former Amicas PACS executives whose employment was terminated by mutual agreement.
Non-operating income (expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
			Change				Change
	2006	Change	(%)	2005	2006	Change	(%)	2005

Interest income	$978	$227	30.2%	$751	$2,765	$1,085	64.6%	$1,680

Interest expense	—	2	(100%)	(2)	—	751	(100.0%)	(751)

Total interest income (expense), net	$978	$229	30.6%	$749	$2,765	$1,836	197.6%	$929

Interest Income
     The increase of approximately $0.2 million in interest income during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily due to higher yields on our cash and marketable debt securities.
     The increase of approximately $1.0 million in interest income during the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 is primarily due to higher yields on our cash and marketable debt securities.
Interest Expense
     The decrease in interest expense is due to the approximately $0.7 million write-off of deferred financing costs related to our Wells Fargo Foothill credit facility as a result of the pay-off of the credit facility in January 2005. In conjunction with the pay-off, the credit facility was terminated. We had no interest expense in 2006.

Provision for (benefit from) income taxes
     In the three and nine months ended September 30, 2006, we recorded an income tax benefit of $32,000 and income tax provision of $63,000, respectively attributed to continuing operations as compared to an income tax benefit of approximately $0.3 million and $1.8 million in the three months and nine months ended September 30, 2005, respectively. The income tax benefit for the third quarter of 2006 is to reduce the estimated tax provision to reflect the amount of current state income taxes we expect to incur for the year.
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
     For the nine months ended September 30, 2005, we recorded a net gain from the sale of approximately $46.1 million which is net of approximately: $16.2 million of net assets transferred to Cerner including, $1.2 million of post closing purchase price adjustments, $34.6 million of income taxes, $0.9 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the sale.
     The $34.6 million income tax provision includes the realization of $28.2 million of deferred tax asset that we had previously recorded and current tax provision of $6.4 million.
     We also finalized the 2005 federal and state tax returns which reflect a total tax liability of approximately $2.2 million. We had originally projected a total tax liability of $4.3 million. The decrease in tax of approximately $2.1 million is due to a reduction in the Company’s state income tax liability. The Company has estimated a valuation allowance of $1.2 million to reduce the deferred tax asset to an amount that is more likely than not to be realized.
     The resulting excess requirement is $0.9 million, of which approximately $0.4 million relates to a benefit of net operating losses that arose as a result of the exercise of stock options and was recorded to additional paid in capital and $0.5 million as a benefit to the tax provision of discontinued operations related to the sale of the medical division.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. In addition, we sold our Medical Division for approximately $100.0 million in cash and repaid $23.2 million of our debt. Our cash and cash equivalent balance was $10.0 million as of September 30, 2006 and our marketable debt securities were $60.8 million for a total of $70.8 million, as compared to $82.2 million of cash and cash equivalents as of December 31, 2005. Cash provided by operating activities for the nine months ended September 30, 2006 amounted to $1.9 million.
     Cash used in investing activities for the nine months ended September 30, 2006 was $61.4 million, which consists of $60.8 million used for purchases of held to maturity and available for sale investments and $0.6 million related to purchases of property and equipment.
     Cash used in financing activities for the nine months ended September 30, 2006 was $12.7 million, which consisted primarily of $14.1 million for purchases of treasury stock offset by proceeds of $1.4 million from stock option exercises.
     In May 2005, our Board of Directors authorized the repurchase up to $15.0 million of our common stock. As of September 30, 2006, we have repurchased 4,193,454 shares for approximately $14.0 million under a Rule 10b5-1 trading plan (See Part II, Item 2 “Issuer Repurchases of Equity Securities”).

     The following table summarizes, as of September 30, 2006, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		October 1,
		2006 –
		December
	Total	31, 2006	2007	2008	2009	Thereafter
(dollars in thousands)
Operating Leases	$1,934	$314	$1,262	$358	$—	$—

Other Commitments	7,081	927	3,034	2,496	624	—

Other Liabilities	29	29	—	—	—	—

Total	$9,044	$1,270	$4,296	$2,854	624	—

     In March 2005, we entered into a sublease agreement to extend the lease term of our office space at our Boston, Massachusetts corporate headquarters. The term of the sublease extended the original sublease term until July 31, 2006, with our option to further extend the lease term for an additional seventeen months through December 31, 2007. We did not exercise our seventeen month option but extended the sublease through September 30, 2006. This sublease expired and we have no further commitment for this sublease.
     On March 4, 2005, we entered into a sublease agreement for additional office space on a different floor at the same location as our Boston, Massachusetts headquarters, effective as of February 15, 2005 with an option to add more space effective July 1, 2006. Subsequently, the lease was transferred by the sublandlord to the landlord. The term of the lease expires on January 11, 2008. We exercised our option to add more space and effective July 1, 2006, the base rent increased to a total of $55,377 per month and the amount of leased space increased. During the third quarter of 2006, we consolidated our corporate headquarters in this space.
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
     In connection with our employee savings plan, we are committed, for the 2006 plan year, to contribute to the plan. The matching contribution for 2006 is estimated to be approximately $0.5 million and will be made in cash.

     We anticipate capital expenditures of approximately $0.3 million for the fourth quarter of 2006.
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
     As of September 30, 2006, we held approximately $10.0 million in cash and cash equivalents, consisting primarily of money market funds. Cash equivalents are carried at fair value, which approximates cost.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $60.8 million at September 30, 2006. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $292,000.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     Other than the change described above, there has been no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our operating results will vary significantly from quarter to quarter and from year to year. We had a net income of $0.1 million for the nine month ended September 30, 2006. For the year ended December 31, 2005, we had net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) and a net loss of $12.5 million for the year ended December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, we had consistently experienced net losses prior to that. Our net loss was $27.8 million for the year ended December 31, 2001 and $78.1 million for the year ended December 31, 2000. On a continuing operations basis, we had losses of $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
     Our operating results have been and/or may be influenced significantly by factors such as:
•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the IT-spending environment including the federal Deficit Reduction Act of 2005 (“DRA”);

•	competition, including alternative product and service offerings, and price pressure;

•	customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.

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
     The success of our business will depend in large part on the market acceptance of:
•	new products and services including AMICAS Insight Services, Vision Reach and RadStream; and

•	enhancements to our existing products, support and services including Vision Series Financials.
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
     We recorded revenues of $11.8 million and $38.0 million in the three and nine months ended September 30, 2006, respectively and $13.6 million and $38.5 million in the three and nine months ended September 30, 2005, respectively and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of a customer could impact our ability to collect revenue or provide future services, which could negatively impact the results of our operations. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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

ITEM 2. Issuer Repurchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares
	Total		Purchased as	Approximate Dollar
	Number of		Part of Publicly	Value of Shares that
	Shares		Announced	May Yet Be
	Purchased	Average Price	Plans or	Purchased Under the
Period	(1)	Paid per Share	Programs (2)	Plans or Programs

As of June 30, 2006	—	$—	3,605,059	$3,004,560

July 1, 2006 through July 31, 2006	—	—	3,605,059	3,004,560

August 1, 2006 through August 31, 2006	179,045	3.253	3,784,104	2,422,143

September 1, 2006 through September 30, 2006	409,350	3.463	4,193,454	1,004,570

Total:	588,395	$3.337	4,193,454	$1,004,570

(1)	We have repurchased an aggregate of 4,193,454 shares of our common stock pursuant to our previously announced stock repurchase program (the “Program”).

(2)	Our board of directors approved our repurchase of shares of our common stock having a value of up to $15 million in the aggregate pursuant to the Program. The expiration date of this Program is December 31, 2007.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2006.

AMICAS, Inc.
By:	/s/ Joseph D. Hill
Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer