Form 10-K
period 2006-12-31
AMICAS, Inc.
filed 2007-03-16
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-25311

AMICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2248411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Guest Street, Suite 400, Boston, Massachusetts 02135
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(617) 779-7878

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC
Rights to purchase Series B Preferred Stock	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was approximately $88 million based on the closing price of $3.23 at which the common equity was last sold. Solely for the purpose of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 9, 2007, there were 44,552,340 shares outstanding of the Registrant’s $0.001 par value common stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, expected to be held on June 5, 2007, are incorporated into Part III herein by reference.

AMICAS, INC.

Form 10-K

AMICAS, Vision Series, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc. All other trademark and company names mentioned are the property of their respective owners.

PART I

Item 1.	Business

General

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the Vision Series product family is AMICAS Insight Solutionssm, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

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

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004. The consolidated statements of operations have been prepared to present the results of the Medical Division as discontinued operations.

Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

Industry Background

The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $2.1 trillion; representing approximately 16% of the U.S. gross domestic product in 2006. Within the healthcare market vertical, diagnostic imaging (which includes everything from general radiography to computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and positron emission tomography) is widely regarded as one of the most visible and costly technological advances over the last 25 years. As one of the most profound innovations in healthcare, diagnostic imaging has brought about great improvements in quality of care. A survey asked physicians to rank 30 innovations from the last 25 years in terms of their positive clinical impact on their patients: computed tomography and magnetic resonance imaging were ranked first.

Diagnostic imaging represents approximately $100 billion of the overall healthcare spending per year — a 28% increase from the year 2000. This $100 billion price tag includes everything from the cost of scanners to radiologist salaries to the costs of managing the images produced from the scanners (e.g., buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems). According to one estimate, utilization of diagnostic imaging services is increasing by about 9% a year. With utilization and costs increasing at such a rapid pace, new solutions are needed to effectively manage the increase in cost. Comprehensive image and information management technology and applications can help to improve throughput and reduce costs as utilization of these services continues to increase rapidly.

Diagnostic imaging scanners have become much more sophisticated in recent years — primarily by producing an increased volume of high-quality images in a shorter time period. These improvements aid early diagnosis and detection and improve the overall patient experience. For healthcare providers, these improvements result in a higher utilization of imaging services and an increased complexity of managing those imaging services. Multi-slice and helical computed tomography scanners, for example, produce many more images per procedure than traditional scanners, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. The increase in images per scan results in increased film costs, longer reading time for primary diagnosis and cumbersome management of the increasing volume of film.

Advances in diagnostic imaging technologies, an aging population, and a more health-conscious consumer contribute to an increase in the number of diagnostic imaging procedures. This increased demand comes at a time when there is an industry-wide staffing shortage. Hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. Analog film-based practices have numerous inefficiencies, including lost or misplaced prior imaging studies, non-scalable methods for capturing orders, detailing accurate patient demographic information, scheduling appointments and resources, as well as coding and preparing billing and reimbursement data. These practices are not able to meet the new demands of their referring physicians and specialists.

There are many products and services marketed to help providers of diagnostic imaging services combat these increases in complexity, cost, and utilization. For example, PACS solutions help ensure that prior imaging studies are not misplaced and that the time searching for those studies is minimized. PACS solutions also improve radiologist productivity. RIS solutions provide a scalable method for capturing orders with detailed patient demographic information, scheduling appointments and resources. Revenue cycle management solutions help ensure that exam coding and the billing and reimbursement data for payers and patients is done faster with a higher quality level to ensure that payment is accurate and timely.

According to industry experts, the market for PACS solutions specifically remains under penetrated. Industry experts expect hospitals and imaging centers will continue to adopt PACS to manage images and handle the workflow required to achieve efficiencies, from the receipt of a procedure or study request all the way to producing and distributing radiology reports. The following table illustrates the anticipated adoption of PACS by hospitals and imaging centers.

Turnkey Radiology PACS Market: Market Penetration Forecasts for Hospitals and Imaging Centers (U.S.), 2002-2012

		Hospitals	Penetration	Total	Imaging	Penetration
	Total	With	Rate	Imaging	Centers	Rate
Year	Hospitals	PACS	(%)	Centers	With PACS	(%)
2002	5,794	896	15.5	4,589	335	7.3
2003	5,726	1,105	19.3	5,057	450	8.9
2004	5,659	1,325	23.4	5,306	605	11.4
2005	5,593	1,561	27.9	5,535	780	14.1
2006	5,528	1,804	32.6	5,719	967	16.9
2007	5,463	2,056	37.6	5,844	1,175	20.1
2008	5,399	2,311	42.8	5,950	1,398	23.5
2009	5,336	2,568	48.1	6,044	1,662	27.5
2010	5,274	2,818	53.4	6,120	1,977	32.3
2011	5,212	3,060	58.7	6,185	2,344	37.9
2012	5,151	3,307	64.2	6,241	2,783	44.6
CAGR (2005-2012):			11.3%			19.9%

Note: All figures are rounded: the base year is 2005. Source: Frost & Sullivan

“CAGR” means compound annual growth rate.

The Deficit Reduction Act of 2005 (“DRA”) introduced additional challenges for providers of imaging services. In the DRA, Congress enacted special payment rules limiting Medicare reimbursements, beginning in 2007, for certain portions of imaging services performed in the office, ambulatory and other non-hospital settings. In some cases, the reduction in Medicare reimbursement may exceed 30% per procedure. As a result of the DRA, ambulatory imaging businesses will be required to operate on a lower revenue run rate. We believe that the DRA will create pressure in the ambulatory market space for providers of imaging services. We also believe that our automation solutions can help ambulatory providers of imaging solutions reduce their cost basis and increase volumes to offset the anticipated reduction in reimbursement.

Business Strategy

We are a leader in radiology and medical image and information management solutions. We employ industry-leading technologies and techniques and are committed to the highest levels of quality in our products, professional services and technical support offerings.

Our target market is divided into two primary segments:

•	ambulatory care facilities, which primarily consist of imaging centers, radiology groups and billing services, and

•	acute care facilities, which primarily consist of hospitals and integrated delivery networks (“IDNs”).

In the ambulatory care segment, our Vision Series products provide a complete, end-to-end solution for imaging centers, radiology group practices and billing services. We believe that we are the only independent major vendor focused on the ambulatory care segment that owns and directly offers all three core components of a comprehensive image and information management system: PACS, RIS, and radiology revenue cycle management capabilities. These synergistic applications offer distributed image management, cohesive workflow and financial optimization for ambulatory care practices. Practices can no longer afford to remain competitive without the efficiencies offered by these types of systems. We also believe that practices cannot afford to purchase these applications from multiple vendors due to the inherent complexities of managing multiple vendors, relationships, and maintenance contracts. In addition to improved operating efficiencies, we believe that these systems help our customers better service their customers and grow their own practice and business.

In the acute care segment, we provide Web-based PACS, featuring advanced enterprise workflow, tight HIS/RIS/EMR integration, and a highly scalable design.

We believe that our target market offers significant potential opportunities represented by a large and growing imaging services market with a low penetration of image and information management systems. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum, we believe that we are well-positioned to capitalize on the opportunities available today.

In 2006, we expanded our product offerings by developing complementary products based upon real market needs, with the goal of further establishing ourselves as an innovative solution provider of image and information management-related needs for the healthcare information technology industry. These new product offerings included a combination of technology acquisition and internally developed solutions. Going forward, we plan to build upon these new developments by expanding our product distribution while continuing to invest in complementary products and services that help the businesses in our target market grow and gain further efficiency and effectiveness in their operations and marketing activities. We plan to achieve these objectives through a combination of internal expansion of existing operations and strategic partnerships and alliances. In addition, we expect to continue to consider selective acquisitions as a part of our corporate strategy. We intend to remain focused on delivering value to our customers and shareholders.

Products and Services

We offer a comprehensive suite of RIS, PACS, document management and revenue cycle management software solutions to radiology and other specialty healthcare providers in the ambulatory setting. These products are designed to automate image management, enterprise and center-wide workflow, revenue cycle management, administrative, financial, and clinical information management functions of radiology group practices, ambulatory care facilities, billing services as well as single or multi-site imaging centers. Within acute care environments, we offer PACS and document management solutions that enable filmless and paperless radiology operations integration to multi-vendor HIS/RIS/EMR products, as well as multi-specialty PACS services supporting additional medical imaging disciplines (e.g., cardiology through a partnership) and emerging technologies such as 3D visualization. Our offerings range from software and services only to full turnkey solutions that include technology, such as computed radiography, to transform an organization from an analog to digital operation.

In addition to our products, we offer a suite of customized services, including workflow consulting, project management, software implementation, systems integration, training and ongoing technical support for our software applications. We encourage our customers to purchase appropriate levels of professional services to transform their practices from current levels of competence, in both systems and know-how, to digital practices optimized for operating effectiveness and efficiency, as well as for top-flight service delivery and growth. Often, our customers find that the best path for clinical and business transformation involves incremental adoption of systems and know-how, where their final vision is attained through a well planned set of individually viable and valuable steps.

Vision Series Products

Vision Series RIS.  Vision Series RIS is our web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, processing transcriptions, and generating reports, as well as coding and preparing billing and reimbursement data.

Vision Series PACS.  Vision Series PACS is our Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the entire healthcare enterprise. This system can scale from single radiologist staffed imaging centers, to distributed imaging center chains, to radiology group practices who read for hybrid environments composed of both acute care and imaging centers, to rural community hospitals, to the largest acute care settings, managing hundreds of thousands of annual exams in large academic environments. The system includes advanced visualization and 3D capabilities, as well as an industry leading real-time workflow engine, RealTime Worklisttm, that allows for workflow customization and personalization for diverse clinical environments.

Vision Series Document Management.  Vision Series Document Management is a module of our Web-based system for capturing, digitizing and associating paper records with digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that needs to be integrated with the digital practice via an automated and workflow based system. This module, which we license from a third party and incorporate into our systems, enables our customers to move to paperless, as well as filmless, operations based upon our other Vision Series applications.

Vision Series Financials.  Vision Series Financials is our comprehensive system of patient accounting and revenue cycle management modules that facilitate expedient and compliant claims submission, payor follow-up and other billing and accounts receivable management activities. Vision Series Financials provides modules for billing, coding, insurance processing, accounts receivable, collection management, EDI, and patient statements, helping our customers increase collections and decrease costs, and provides the information needed for effective business management.

EDI Services.  Our core software products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements.

EDI offerings include:

•	Automated patient statement and collection letter processing services;

•	Automated electronic submission of insurance claims and claims editing to include electronic remittance of insurance payments and automatic posting of explanation of benefits data; and

•	Automated electronic access to insurance and managed care plans to determine a patient’s eligibility and covered benefits.

Computed Radiography.  A significant portion of the imaging procedures that have remained analog in nature are those often referred to as plain films. In the past, most chest x-rays, abdominal plain films and x-rays used to rule out fractures from common injuries were done via plain-films. Over the past few years, as imaging businesses started moving their practices to a digital environment, they began to recognize the need to move these plain-film studies from analog to digital formats. One of the most affordable and efficient ways to do this is via the adoption of Computed Radiography, a technology that allows imaging organizations and businesses to retain much of their current technology but start producing images in digital form that were formerly in analog format. In 2005, we began offering this technology (through a partnership with a third party) as part of our solution for helping these organizations move to a more efficient and productive digital operation.

Innovative New Products

We believe that innovation is a critical component to our success in a competitive market with a dramatic need for automation. During 2006, we introduced a number of innovative products such as Vision Reach and Insight Services as well as Radstream and Insight Dashboards, which are not yet generally available, but expected to be available in 2007. These products were derived through strategic technology acquisitions and internally developed solutions:

RadStream.  In April of 2006, we announced a strategic technology acquisition resulting in the exclusive licensing and worldwide distribution rights to RadStream. RadStream is a next generation software product designed to accelerate radiology workflow, increase radiologist soft copy reading productivity and both improve and document communication of positive results of radiology studies. The software was designed and developed by the Radiology Informatics Research Core at Cincinnati Children’s Hospital Medical Center in collaboration with researchers at the University of Cincinnati College of Business. At Cincinnati Children’s Hospital, RadStream improved radiology report turnaround by 40% and reduced interruptions to radiologists reading cases by nearly 25%.

Vision Reach.  Vision Reach is our powerful zero-client Web-based architected tool designed specifically for the needs of the referring physician. Vision Reach uses the latest Web-based technologies to integrate the radiology report with key images to create a single “multi-media” report for referring physicians. The tool includes a sophisticated instant messaging system that uses common e-mail and secure channels to proactively “push” images, reports and information to any e-mail enabled device. Vision Reach helps our customers and prospects break down previously cumbersome IT barriers and grow their business by providing premium service to referring physicians and specialists through a zero-client web-based architecture.

Insight Dashboards.  Insight Dashboards is our web-based system providing business intelligence capabilities presented in a dashboard format. Insight Dashboards offers the analytics necessary for our customers to navigate through the pressures of continually changing competitive landscapes and regulatory environments.

Insight Services.  An extension to our existing EDI offerings, Insight Services introduces a suite of services designed to accelerate the time it takes to convert receivables into cash for patient payments while improving patient satisfaction and cost efficiency.

Professional Services: AMICAS Insight Solutions

We offer our professional services known as AMICAS Insight Solutions to provide additional services before, during and after installation of the AMICAS software. We recognize that our customers can be more successful in realizing their goals and objectives through a services offering and the use of intelligent software tools. AMICAS Insight Solutions includes project management, implementation, training, and support. We design these services based upon our customers’ needs and expectations around our products that they have purchased. We utilize methodologies that are improved based upon our customer implementation experiences and utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits from our products when they are implemented and supported by our AMICAS Insight Solutions offerings.

Technical Support

Software Support.  Under the terms of our standard support agreement, our customers pay a periodic (e.g., monthly, quarterly, annually) support fee associated with the software modules. The support fee is generally a fixed percentage of the then-current list price of the licensed software at the time of contract signing. This support fee entitles the customer to telephone and web-based technical support as well as software updates for their purchased modules, if and when updates are released.

Hardware Support.  Customers may contract with us for maintenance of the hardware that runs their AMICAS software. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware support firms and manufacturers to help provide a significant amount of our hardware support services.

Future Products

We continue to invest in research and development in order to refine and expand our suite of RIS, PACS, and revenue cycle management applications within the Vision Series suite. We continue to extend the capabilities of the Vision Series through the addition of modules that help with workflow, business and operations visibility and service delivery including the addition of specialty applications, both internally developed and with integrations to solutions offered by our corporate partners. We believe that these additional capabilities will provide competitive advantages for our customers, especially those in penetrated locales where competing providers may already have digital solutions. Examples of existing and potential offerings include:

•	Extended functionality for referring physicians and for referring physician communications;

•	Extended 3D visualization including advanced clinical applications;

•	More complete integration of related clinical tools such as computer assisted diagnosis (CAD) modules and applications; and

•	More extensive options related to portable, handheld and kiosk device access.

Research and Development

Our research and development efforts are focused on new products using our Web-based platform, as well as maintaining the stability and competitiveness of our current product offerings. Our research and development organization consisted of 46 employees as of December 31, 2006.

In 2006, 2005 and 2004, our research and development expenses were $8.7 million, $9.0 million and $9.5 million, or 17.6%, 17.1% and 22.4% of total revenues, respectively. There were no software development fees capitalized in 2006, 2005 or 2004.

Sales and Marketing

We market and sell our products in the United States primarily through a direct sales force, composed of 32 sales and marketing personnel as of December 31, 2006. We have marketing and sales personnel located in our Daytona Beach, Florida, and Boston, Massachusetts offices and in other cities around the country. We organize our sales force by region and territory. Members of our sales organization participate in sales and product training that enables them to understand the specific needs and desires of our prospective customers.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and such problems may persist. There can be no assurance that our means of protecting our proprietary rights will be adequate. In addition, our competitors could independently develop similar technology, and if they are able to obtain a patent or other protection of their intellectual property, then we could be restricted on the development of our own technology.

Some of our programs have been delivered to our customers along with their applicable source code, which is protected by contractual provisions. In other cases, we have entered into source code escrow agreements with a limited number of our customers requiring release of the applicable source code under certain limited conditions, including any bankruptcy proceeding by or against us, cessation of our business, or our failure to meet our contractual obligations. Our source code agreements typically enable the customer to utilize the source code for their internal use only.

We rely upon certain software that is licensed from third parties, including software that is integrated with some of our internally developed software and/or is used with some of our products to perform certain functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms, if at all, which could adversely affect our business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by us with respect to our products, any parts thereof, or enhancements thereto.

We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable, perpetual or, in some cases, a term, license to our products. Such agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

Competition

Our principal competitors include international, national, and regional clinical, practice management and image management system vendors including medical device and film manufacturers. We believe that the larger, international and national vendors are broadening their markets to include both small and large healthcare service providers. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices, hospitals and IDNs. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	Product features and functionality;

•	Ongoing product enhancements;

•	Technology architecture and design;

•	Customer service, support, and satisfaction;

•	Distribution coverage and quality;

•	Vendor reputation and stability; and

•	Price.

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

Privacy Issues

Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we use various methods to ensure an appropriate level of security. These methods generally include:

•	Security that requires both user identification numbers (“IDs”) and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

•	Encryption of data transmitted over the Internet;

•	Use of a mechanism for preventing unauthorized access to private data resources on our internal network, commonly referred to as a “firewall;”

•	Logging on reporting capabilities; and

•	Data integrity mechanisms.

The level of data encryption used by our products is in compliance with the encryption guidelines set forth in rules regarding security and electronic signature standards in connection with the Health Insurance Portability and Accountability Act of 1996 (see “Healthcare Regulation” below). We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.

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

Healthcare Regulation

The healthcare industry is highly regulated and is subject to changing political, regulatory, and other influences. Because we are a participant in the healthcare industry, our operations and relationships are subject to regulation by federal and state laws and regulations as well as to enforcement by federal and state governmental agencies. Sanctions may be imposed for violation of these laws. We review our practices in an effort to ensure compliance with all applicable laws. However, laws governing healthcare are both broad and, in some respects, vague. As a result, it is often difficult or impossible to determine precisely how laws will be applied and enforced, particularly to new products or to services similar to ours. Any determination by a state or federal regulatory or enforcement agency, or even an investigation by any such agency, that any of our practices violate any of these laws could subject us to civil or criminal penalties, require us to change or terminate some portions of our business, and have a material adverse effect on our business.

The healthcare laws most relevant to our business are:

Health Insurance Portability and Accountability Act of 1996, or HIPAA.  The administrative simplification provisions of HIPAA and the various regulations which have been proposed and enacted to implement the administrative simplification provisions, include five healthcare-related standards governing, among other things:

•	Electronic transactions involving healthcare information;

•	Privacy of individually identifiable protected health information (“PHI”); and

•	Security of healthcare information and electronic signatures.

The HIPAA regulations governing the electronic exchange of information establish a standard format for the most common healthcare transactions, including claims, remittances, eligibility, and claims status. Many of our customers are subject to the transaction standards and the standards will continue to affect our processing of healthcare transactions among physicians, payors, patients, and other healthcare industry participants.

Other HIPAA regulations establish national privacy standards for the protection of PHI by certain healthcare organizations. A substantial part of our activities involves the receipt or delivery of PHI concerning patients of our customers in connection with the processing of healthcare transactions and the provision of technical services to participants in the healthcare industry. The regulations may restrict the manner in which we transmit and use certain PHI. The regulations also provide for the execution of business associate agreements with many of our customers and vendors. Such agreements, or the failure to execute such an agreement, may impose additional obligations and potential liability on us.

The security regulations enacted pursuant to HIPAA that establish security and electronic signature standards became effective on April 21, 2003, and most covered entities had until April 21, 2005 to comply with the standards. These security regulations require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services, and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of PHI. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of PHI and requiring implementation of specified security measures.

Overall, HIPAA has required substantial changes, and may require additional changes in the future, to many of our applications, services, policies, and procedures that has obligated us to make significant financial investments, and may require us to charge higher prices to our customers or may also affect our customers’ purchasing practices.

See further discussion regarding HIPAA below in “Item 1A. Risk Factors.”

Other Privacy Requirements.  In addition to the HIPAA privacy regulations, most states have enacted or are considering enacting patient confidentiality laws that could impose additional obligations with regard to the use and disclosure of confidential medical information. HIPAA establishes minimum standards and preempts conflicting state laws, which are less restrictive than HIPAA regarding health information privacy, but does not preempt conflicting state laws that are more restrictive than HIPAA. The Federal Trade Commission and various state attorneys general have applied federal and state consumer protection laws to privacy issues.

FDA.  The United States Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA was to decide that any of our other products and services should be subject to FDA regulation or if in the future we expanded our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with such FDA requirements would most likely be substantial. Application of the approval or clearance requirements would create delays in marketing, and the FDA would require supplemental filings or object to certain of these products. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could create legal and operational risks and could have a material adverse effect on us. We have an active program in place that we believe reduces the risk of such occurrence.

The Federal Anti-Kickback Statute.  The federal healthcare Anti-Kickback Statute prohibits any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending the use of a product or service for which payment may be made by Medicare, Medicaid and certain other federal healthcare programs. Violations of the federal Anti-Kickback Statute may result in monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, and TRICARE, and forfeiture of amounts collected in violation of such prohibitions. Many states also have or are considering similar anti-kickback laws that are not limited to items or services for which payment is made by a federal or state healthcare program, such as Medicare or Medicaid. The federal Anti-Kickback Statute has been in effect since 1977 and applies broadly to all kinds of providers and suppliers. Enforcement is under the authority of the United States Department of Health and Human Services Office Inspector General and the United States Department of Justice. If, as a result of the provision of products or services to a customer or entity or as a result of a business relationship we have with such customer or entity, we are found to violate the Federal Anti-Kickback Statute or other similar anti-kickback law’s subject to sanctions, which could have a material adverse effect on our business.

Stark Law.  The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, referrals by physicians of Medicare and Medicaid patients to providers of a broad range of designated health services with which they or their immediate family members have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals that similarly prohibit physician self-referrals, regardless of the source of the payment for the care. These laws and regulations are extremely complex, and little judicial or regulatory interpretation exists. Penalties for violations include denial of payment, mandatory refund of any payments previously received, civil money penalties and exclusion from the Medicare, Medicaid, and other federal or state healthcare programs. If, as a result of the provision of products or services to a customer or entity or as a result of a business relationship we have with such customer or entity, we are found to violate the self-referral laws, we could be subject to sanctions, which could have a material adverse effect on our business.

Other Fraud and Abuse Laws.  We must comply with several other fraud and abuse laws that impose civil and criminal penalties, such as laws prohibiting false claims and statements for reimbursement under Medicare and Medicaid and the Federal Trade Commission Act and other similar laws regulating consumer protections. For example, the accuracy of filing claims using our billing system could be implicated by the civil federal False Claims Act, or FCA, which prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Actions filed under the FCA can be brought by any individual on behalf of the government, a “qui tam” action, and such individual, known as a “relator” or, more commonly, as a “whistleblower,” who may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. In addition, certain states have enacted laws modeled after the FCA, and this legislative activity is expected to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

The Office of Inspector General of the Department of Health and Human Services, or OIG, also has authority to bring administrative actions against entities for alleged violations of a number of prohibitions, including the Anti-Kickback Statute and the Stark Law. The OIG may seek to impose civil monetary penalties or exclusion from the Medicare, Medicaid and other federal healthcare programs. Civil monetary penalties can range from $2,000 to $50,000 for each violation or failure plus, in certain circumstances, three times the amounts claimed in reimbursement or illegal remuneration. Typically, exclusions last for five years.

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

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are available on the Investor Relations section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Suite 400, Boston, MA 02135-2040.

Employees

As of December 31, 2006, we employed 247 employees, including 32 in sales and marketing, 129 in customer support and services, 46 in research and development and 40 in finance, senior management, administration, human resources, and information technology. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Our executive officers as of March 09, 2007 are:

Stephen N. Kahane

Stephen N. Kahane, M.D., M.S., age 49, has served as our Chief Executive Officer since September 2004 and as a director since March 2001. From March 2001 until September 2004, Dr. Kahane served as our Vice Chairman and Chief Strategy Officer. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer of our medical software division. From October 1996 until November 1999, he served as President and Chief Executive Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Joseph D. Hill

Joseph D. Hill, age 44, has served as our Senior Vice President and Chief Financial Officer since October 2004. Prior to this, from April 2003 until March 2004, Mr. Hill served as Vice President and Chief Financial Officer of Dirig Software, an application performance management solutions provider based in Nashua, New Hampshire. In February 2004, Dirig Software was acquired by Allen Systems Group of Naples, Florida. From August 2000 until June 2002, Mr. Hill served as Vice President and Chief Financial Officer of Maconomy Corporation, a Web-based business management solutions provider with headquarters in Copenhagen, Denmark and Marlborough, Massachusetts. Prior to joining Maconomy, Mr. Hill was Vice President and Chief Financial Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999.

Peter A. McClennen

Peter A. McClennen, age 38, has served as the Company’s Chief Operating Officer and President since March 2005. Prior to this, Mr. McClennen, served as Global General Manager, Imaging and Information Systems, from February 2004 until March 2005, and General Manager, Global Marketing and Product Development, from June 2002 until February 2004, for General Electric Healthcare Information Technologies (“GE Healthcare”) based in Chicago, Illinois. GE Healthcare is a medical technology company and a unit of General Electric Company. Prior to joining GE Healthcare, Mr. McClennen worked for Fujifilm Medical Systems, a medical imaging and technology subsidiary of Fuji Photo Film, Ltd as Director of Marketing, Network Systems from October 2001 until June 2002 and as National Product Manger, PACS from March, 2000 to September 2001.

Medical Division Sale

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together, the Medical Division, to Cerner Corporation (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004 (“Purchase Agreement”). As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price reduction of $1.6 million. In 2005, we recorded a net gain on the sale of $46.3 million, net of income taxes of $33.9 million.

In connection with the Asset Sale, we entered into a Transition Services Agreement on January 3, 2005. Pursuant to the Transition Services Agreement, in exchange for specified fees, we provided to Cerner services including accounting, tax, information technology, customer support, and use of facilities, and Cerner provided services to us such as EDI services including patient billing and claims processing, and use of facilities. The services that we provided ended during 2006. Certain of the Cerner provided services extend through March 31, 2009.

In January 2005, in connection with the sale of the Medical Division to Cerner, we assigned certain operating lease agreements relating to the Medical Division to Cerner. As a result, our future payments due under our outstanding lease agreement totaled $1.6 million at December 31, 2006 with $1.2 million due in 2007 and $0.4 million due in 2008.

As of December, 31, 2006, the Company’s payable to Cerner was $0.7 million under the Transition Services Agreement.

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

Warning About Forward-Looking Statements and Risk Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that set forth anticipated results based on management’s plans and assumptions. From time to time, we may also provide forward-looking statements in other materials that we release to the public as well as oral forward-looking statements. Forward-looking statements discuss our strategy, expected future financial position, results of operations, cash flows, financing plans, intellectual property, competitive position, and plans and objectives of management. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “might,” “may” and similar expressions to identify forward-looking statements. Additionally, forward-looking statements include those relating to future actions, prospective products, future performance, financing needs, liquidity, sales efforts, expenses, interest rates and the outcome of contingencies, and financial results.

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

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are important factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.

Our operating results will vary significantly from quarter to quarter and from year to year. We had a net loss of $1.0 million for the year ended December 31, 2006 and net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) for the year ended December 31, 2005. We also had a net loss of $12.5 million for the year end December 31, 2004. Although we had net income of $8.0 million and $24.2 million for the years ended December 31, 2003 and 2002, respectively, we had consistently experienced net losses prior to December 31, 2002. On a continuing operations basis, we had losses of $1.3 million, $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2006, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.

Our operating results have been and/or may be influenced significantly by factors such as:

•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the information technology-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.

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

In the first quarter of 2005, we sold our Medical Division, which represented 63% and 69% of our total revenues in 2004 and 2003, respectively. We have devoted substantial resources to the development and marketing of our current products. We believe that our future financial performance will be dependent in large part on the success of our ability to market our Vision Series suite of products, and related products and service offerings.

If our new products, including product upgrades, and services do not achieve sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

The success of our business will depend in large part on the market acceptance of:

•	new products and services including AMICAS Office Solutions, Dashboards, Vision Reach and Radstream; and

•	enhancements to our existing products, support and services including Vision Series RIS and Vision Series Financials.

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

National and regional competitors could cause us to lower our prices or to lose customers.

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

As the cost of healthcare continues to rise, the government and other payers may make adjustments to their reimbursement policies for certain healthcare services and/or may make certain requirements of certain healthcare service provider organizations and businesses such that monies available for investment in image and information management products and services may decrease. While we believe that the pressure on such healthcare organizations to operate as efficiently and effectively as possible should drive the need for AMICAS products and services, certain changes in existing reimbursement policies may have the opposite effect. Any significant reduction in reimbursement amounts puts at risk our customers and prospects ability and inclination to pay for our products and services. Regulations that require our customers and prospects to invest and spend their monies in other areas puts at risk their ability and inclination to pay for our products and services as well. The Deficit Reduction Act of 2005, signed into law on February 8, 2006, is an example of a change to reimbursement policies that may have a negative impact on our target market’s ability and/or inclination to acquire our products and services.

If the marketplace demands subscription pricing and/or application service provider, or ASP, delivered offerings, our revenues may be adversely impacted.

We currently derive a substantial portion of our revenues from traditional software license, maintenance and service fees, as well as from the resale of computer hardware. Today, most customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. If the marketplace demands subscription pricing or application service provider offerings, we may need to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing and/or application service provider offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues would initially decrease substantially. We cannot assure you that the marketplace will not embrace subscription pricing and/or application service provider offerings.

Our business could suffer if our products and services contain errors, experience failures, result in loss of our customers’ data or do not meet customer expectations.

The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior, current or future versions, or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially with respect to our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical, diagnostic, or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in our having any liability, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could materially adversely affect our business, revenues, operating results, cash flows and financial condition.

Our competitive position could be significantly harmed if we fail to protect our intellectual property rights from third-party challenges.

Our ability to compete depends in part on our ability to protect our intellectual property rights. We rely on a combination of copyright, patent, trademark, and trade secret laws and restrictions on disclosure to protect the intellectual property rights related to our software applications. Most of our software technology is not patented and existing copyright laws offer only limited practical protection. Our practice is to require all new employees to sign a confidentiality agreement and most of our employees have done so. However, not all existing employees have signed confidentiality agreements. In addition, third parties with whom we share confidential information are required to sign confidentiality agreements. We cannot assure you that the legal protections that we rely on will be adequate to prevent misappropriation of our technology.

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

As the number of software products and services in our target markets increases and as the functionality of these products and services overlaps, we are increasingly subject to the threat of intellectual property infringement claims. Any infringement claims alleged against us, regardless of their merit, will be time-consuming and expensive to defend. Infringement claims will also divert our management’s attention and resources and could also cause delays in the delivery of our products and services to our customers. Settlement of any infringement claims could require us to enter into royalty or licensing agreements on terms that are costly or cost-prohibitive. If a claim of infringement against us was successful and if we were unable to license the infringing or similar technology or redesign our products and services to avoid infringement, our business, financial condition, cash flows, and results of operations will be harmed.

We may undertake additional acquisitions, which may involve significant uncertainties and may increase costs and divert management resources from our core business activities, or we may fail to realize anticipated benefits of such acquisitions.

We may undertake additional acquisitions if we identify companies with desirable applications, products, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain the acquired companies’ personnel or integrate them into our operations, the value of the acquired applications, products, services, distribution capabilities, business, technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

•	our ability to cross-sell products and services to customers with whom we have established relationships and those with whom the acquired business had established relationships;

•	diversion of our management’s attention from our existing business;

•	potential conflicts in customer and supplier relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures;

•	dilution to existing stockholders if we issue equity securities in connection with acquisitions;

•	assumption of liabilities or other obligations in connection with the acquisition; and

•	compliance with regulatory requirements.

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

Our inability to renew, or make material modifications to, agreements with our third-party product and service providers could lead to a loss of customers and have a negative impact on our revenues.

Some of our customers demand the ability to acquire a variety of products from one provider. Some of these products are not owned or developed by us. Through agreements with third parties, we currently resell the desired hardware, software and services to these customers. However, in the event these agreements are not renewed or are renewed on less favorable terms, we could lose sales to competitors who market the desired products to these customers or recognize less revenue. If we do not succeed in maintaining our relationships with our third-party providers, our business could be harmed.

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

We rely on third parties to provide certain services and products critical to our business. For example, we use national clearinghouses in the processing of insurance claims and we outsource some of our hardware maintenance services and the printing and delivery of patient billings for our customers. We also sell third-party products, several of which manipulate clinical data and information. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenues. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending against and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business.

We are subject to government regulation and legal uncertainties, compliance with which could have a material adverse effect on our business.

HIPAA

Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The total extent and amount of resources to be expended is not yet known. Because some of these regulations are relatively new, there is uncertainty as to how they will be interpreted and enforced.

Although we have made, and will continue to make, a good faith effort to ensure that we comply with, and that our future products enable compliance with, applicable HIPAA requirements, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us and our customers to penalties and damages, as well as civil liability and criminal sanctions to the extent we are a business associate of a covered entity or regulated directly as a covered entity. In addition, any delay in developing or failure to develop products and/or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our implementation of HIPAA regulations.

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

FDA

The United States Food and Drug Administration, or FDA, is responsible for ensuring the safety and effectiveness of medical devices under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, as well as the 1990 Safe Medical Devices Act, and the Food and Drug Administration Modernization Act of 1997. Certain computer applications and software are generally subject to regulation as medical devices, requiring registration with the FDA, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing when such products are intended to be used in the diagnosis, cure, mitigation, treatment, or prevention of disease. Our PACS product is subject to FDA regulation. If the FDA were to decide that any of our other products and services should be subject to FDA regulation or, if in the future we were to expand our application and service offerings into areas that may subject us to further FDA regulation, the costs of complying with FDA requirements would most likely be substantial. Satisfaction of the approval or clearance requirements would create delays in marketing, and the FDA could require supplemental filings or deny certain of these products. In addition, we are subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake specific actions to further comply with the Federal Food, Drug and Cosmetic Act, its amendments and any other applicable regulatory requirements. The FDA has available several enforcement tools, including product recalls, seizures, injunctions, civil fines and/or criminal prosecutions. FDA compliance efforts with regard to our PACS product are time consuming and very significant and any failure to comply could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

We and our customers must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, the breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with our customers are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any such investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

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

We depend on partners/suppliers for delivery of electronic data interchange (e.g., insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services, third-party software or software or hardware components of our offerings, and sales lead generation. Any failure, inability or unwillingness of these suppliers to perform these services or provide their products could negatively impact our customers satisfaction and our revenues.

We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. We rely on numerous third-party products that are made part of our software offerings and/or that we resell. Although other vendors are available in the marketplace to provide these products and services, it would take time to switch suppliers. If these suppliers were unable or unwilling to perform such services, provide their products or if the quality of these services or products declined, it could have a negative impact our customers satisfaction and result in a decrease in our revenues, cash flows and operating results.

Our systems may be vulnerable to security breaches and viruses.

The success of our strategy to offer our EDI services and Internet solutions depends on the confidence of our customers in our ability to securely transmit confidential information. Our EDI services and Internet solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Some of our customers have had their use of our software significantly impacted by computer viruses. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our operations and those of our customers. In addition, our EDI and internet solutions may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers, causing them to seek out other vendors, and/or damage our reputation in the market, making it difficult to obtain new customers. Moreover, any such failure could cause us to be sued. Even if these law suits do not result in any liability to us, defending against and investigating these law suits could be expensive and time-consuming, and could divert personnel and other resources from our business.

Our growth could be limited if we are unable to attract and retain qualified personnel.

We believe that our success depends largely on our ability to attract and retain highly skilled technical, managerial and sales personnel to develop, sell and implement our products and services. Individuals with the information technology, managerial and selling skills we need to further develop, sell and implement our products and services are in short supply and competition for qualified personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to continue to grow and to implement our business strategy. In addition, we depend on the performance of our executive officers and other key employees. The loss of any member of our senior management team could negatively impact our ability to execute our business strategy

We may be exposed to credit risks of our customers.

We recorded revenues of $49.4 million in 2006 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect receivables or provide future services, which could negatively impact the results of our operations. At December 31, 2006, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

Our future success depends on our ability to successfully develop new products and adapt to new technological change.

To remain competitive, we will need to develop new products, evolve existing products, and adapt to technological change. Technical developments, customer requirements, computer programming languages and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, develop and introduce new products that meet customer needs, keep pace with changes in technology, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Our inability to introduce or implement new or enhanced products in a timely manner would adversely affect our future financial performance. Our products are complex and may contain errors. Computer programming errors in products will require us to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to our reputation, and increased service, indemnification and warranty costs which would have an adverse effect on our financial performance.

We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest to our evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company leases and occupies the following commercial space:

		2007
Location	Square Footage	Monthly Cost	Lease Expiration

Boston, Massachusetts	26,614	$57,960	January 2008
Daytona, Florida	35,253	$46,241	July 2008

The Boston, Massachusetts location is our headquarters, which provides a location for executive and administrative offices and serves our sales, marketing, research and development, and customer service purposes. The Daytona Beach, Florida location serves sales, research and development, and customer service purposes. We consider our properties to be generally in good condition, well maintained and generally suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. We are a party to various legal proceedings arising out of the ordinary course of our business. We believe that there are no proceedings pending against us which, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

In the fourth quarter of fiscal year ended December 31, 2006, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  On January 4, 2005, we changed our trading symbol on The NASDAQ National Market (now known as the “NASDAQ Global Market”) to “AMCS.” From March 6, 2001 until January 3, 2005, our common stock was traded on NASDAQ National Market under the trading symbol “VWKS.” On March 14, 2007, the last reported sale price of our common stock on The NASDAQ Global Market was $2.80. The high and low sale prices of our common stock for each quarter during the last two full fiscal years are set forth below:

2005	High	Low

First Quarter	$4.60	$3.65
Second Quarter	$4.78	$2.85
Third Quarter	$5.69	$4.25
Fourth Quarter	$5.43	$4.17

2006

First Quarter	$5.60	$4.27
Second Quarter	$4.79	$2.68
Third Quarter	$3.58	$2.50
Fourth Quarter	$3.32	$2.58

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with the NASDAQ Global Market index (U.S. companies) and Russell 2000 index for the period from December 31, 2001 to December 31, 2006. The comparison assumes that $100 was invested on December 31, 2001 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable. We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index. The comparisons shown in the graph below are based upon historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMICAS, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/01 in stock or index — including reinvestment of dividends. Fiscal year ending December 31.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
AMICAS Common Stock	100.00	68.14	78.23	78.76	87.79	52.04
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Russel 2000© index	100.00	79.52	117.09	138.55	144.86	171.47

Stockholders.  As of March 8, 2007, there were approximately 1,371 record holders of our common stock.

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

Unregistered Sales of Securities.  The Company did not sell any of its unregistered securities during fiscal year 2006.

Issuer Purchases of Equity Securities.  In May 2005, our board of directors approved our repurchase of shares of our common stock having a value of up to $15 million in the aggregate pursuant to our previously announced common stock repurchases program. As of December 31, 2006, we completed the repurchase having a value of $15 million. The table below sets forth repurchase of our common stock in each of the three months comprising the fourth quarter of the fiscal year ended December 31, 2006.

			Total Number of
			Shares
			Purchased as	Approximate Dollar
	Total		Part of Publicly	Value of Shares That
	Number of		Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs

As of September 30, 2006	4,193,454	$3.337	4,193,454	$1,004,570
October 1, 2006 through October 31, 2006	—	—	—	1,004,570
November 1, 2006 through November 30, 2006	—	—	—	1,004,570
December 1, 2006 through December 31, 2006	344,436	$2.903	4,537,890	0

Total:	4,537,890	$3.304	4,537,890	$0

Item 6.	Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2006 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, independent registered public accounting firm. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a)(b)(c)
Revenues
Maintenance and services	$36,258	$36,813	$29,543	$24,534	$25,005
Software licenses and system sales	13,179	15,998	12,776	9,677	13,046

Total revenues	49,437	52,811	42,319	34,211	38,051

Costs and expenses
Cost of revenues:
Maintenance and services	15,003	14,163	13,060	13,999	11,247
Software licenses and system sales, includes amortization of software costs of $1,958 in 2006, $1,966 in 2005, $3,178 in 2004, $1,873 in 2003 and $911 in 2002	7,644	6,413	6,154	5,147	4,518
Impairment of capitalized software	—	—	3,229	490	—
Selling, general and administrative	21,770	20,701	25,824	14,577	16,707

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Research and development	8,705	9,047	9,488	7,565	6,041
Depreciation and amortization	1,238	1,777	1,968	1,331	1,439
Settlements, severance and impairment charges	—	5,677	5,730	—	(6,000)
Acquired in-process technology	—	—	—	750	—
Restructuring credits	—	—	(155)	—	(501)

Total costs and expenses	54,360	57,778	65,298	43,859	33,451

Operating (loss) income	(4,923)	(4,967)	(22,979)	(9,648)	4,600
Interest income (expense), net	3,753	1,765	(1,336)	(876)	(447)

(Loss) income from continuing operations, before income taxes	(1,170)	(3,202)	(24,315)	(10,524)	4,153
(Benefit from) provision for income taxes	84	(1,197)	2,200	200	162

(Loss) income from continuing operations	(1,254)	(2,005)	(26,515)	(10,724)	3,991
Gain on Sale of discontinued operations, net of income taxes of $33,906 in 2005	230	46,277	—	—	—
(Loss) income from discontinued operations, net of income taxes	—	(57)	14,058	18,687	20,159

Net (loss) income	$(1,024)	$44,215	$(12,457)	$7,963	$24,150

(Loss) Earnings per share — basic
Continuing operations	$(0.03)	$(0.04)	$(0.61)	$(0.25)	$0.10
Discontinued operations	0.00	1.00	0.32	0.43	0.48

	$(0.03)	$0.96	$(0.29)	$0.18	$0.58

(Loss) Earnings per share — diluted
Continuing operations	$(0.03)	$(0.04)	$(0.61)	$(0.25)	$0.08
Discontinued operations	0.00	1.00	0.32	0.43	0.41

	$(0.03)	$0.96	$(0.29)	$0.18	$0.49

Cash provided by (used in) operating activities(d)	$3,565	$(7,689)	$4,735	$2,180	$20,758

(a)	On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly Amicas, Inc., a developer of Web-based diagnostic image management software solutions. Our 2003 statement of operations includes only one month of operating results of Amicas PACS and our 2002 statement of operations does not include operating results of Amicas PACS.

(b)	The consolidated statement of operations data for the year ended December 31, 2004 has been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations.

(c)	Consolidated statement of operations data includes $1,763 related to the adoption of SFAS 123(R), “Share-Based Payment”, for the year ended December 31, 2006.

(d)	Includes operating activities of the Medical Division through the sale of the Medical Division on January 3, 2005.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$7,331	$82,214	$12,634	$20,128	$39,474
Marketable securities	64,436	—	—	—	—
Working capital	68,964	79,036	19,968	9,548	27,220
Total assets	126,871	140,285	133,886	132,576	117,131
Total long-term debt	—	—	28,674	29,757	18,941
Total stockholders’ equity	107,555	119,913	64,655	70,662	60,433

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other parts of this report, including the audited consolidated financial statements and related notes. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations. Please see “Risk Factors — Warning About Forward-Looking Statements and Risk Factors that May Affect Future Results” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS Vision SeriesTM products provide a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) — independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight SolutionsTM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 59%, 53% and 56% of our total revenues were of a recurring nature, such as support and transaction processing services, in 2006, 2005 and 2004, respectively.

AMICAS began as “AMICAS PACS” a developer of Web-based diagnostic image management software solutions and was acquired by VitalWorks in November 2003. In January 2005, we completed the sale of our medical division and renamed the company AMICAS, Inc. We have continued to develop our products and focus on innovation and a high level of quality. Our current financial position is a result of several significant transactions:

•	In January 2005, we completed the sale of our medical division to Cerner Corporation. As consideration for the sale, we received $100 million in cash, subject to a post-closing purchase price reduction of $1.6 million. In 2005, we recorded a net gain on the sale of $46.3 million, net of income taxes of $33.9 million.

•	In January 2005, we repaid the entire outstanding balance under our credit facility with Wells Fargo Foothill, Inc. of approximately $23.2 million and we terminated the credit facility.

•	On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp., formerly known as Amicas, Inc. (“Amicas PACS”), a developer of Web-based diagnostic image management software solutions., for $31 million in cash, including direct transaction costs of which $15 million was financed through the use of our credit line. The merger agreement provided for an additional purchase payment of up to $25 million based on attainment of specified earnings targets through 2004. In December

2004, the merger agreement was amended. The amendment terminated the earn-out consideration obligations set forth in the merger agreement and provided that we pay former Amicas PACS stockholders $10.0 million which was recorded as additional goodwill and certain Amicas PACS employees $4.5 million related to the satisfaction of certain obligations. All amounts were paid as of December 31, 2005.

In addition, in October 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note G to our Consolidated Financial Statements). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(Dollars in thousands)

Maintenance and services	$36,258	(1.5)%	$36,813	24.6%	$29,543
Percentage of total revenues	73.3%		69.7%		69.8%

Software licenses and system sales	$13,179	(17.6)%	$15,998	25.2%	$12,776
Percentage of total revenues	26.7%		30.3%		30.2%

Total revenues	$49,437	(6.4)%	$52,811	24.8%	$42,319

Maintenance and services revenues of $36.3 million in fiscal 2006 decreased approximately $0.5 million, or 1.5%, from $36.8 million in fiscal 2005. This decrease was due to a $1.8 million decrease of implementation and training services revenues, $1.0 million increase in maintenance revenues, $0.2 million increase in EDI services revenues and a $0.1 million increase in third-party product royalties. The $1.8 million decrease in implementation and training revenues was due to the reduction of implementations as a result of our decreased software license and systems sales volume. The $1.0 million increase in maintenance revenues was primarily the result of new customers and associated maintenance revenues offset by customer attrition.

Maintenance and services revenues of $36.8 million in fiscal 2005 increased approximately $7.3 million, or 24.6%, from $29.5 million in fiscal 2004. This increase was due to a $3.0 million increase of implementation and training services revenues, $3.8 million increase in maintenance revenues, $0.4 million increase in EDI services revenues and a $0.1 million increase in third-party product royalties. The $3.0 million increase in implementation and training revenues was primarily due to the delivery of services, achieving implementation milestones and associated services revenues from new customer orders. The $3.8 million increase in maintenance revenues was primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.

Software license and system revenues of $13.2 million in fiscal 2006 decreased approximately $2.8 million, or 17.6%, from $16.0 million in fiscal 2005. This decrease was the result of lower volume of software license and system sales to new and existing customers increased discounting and increases in software license and systems orders that were deferred due to revenue recognition policies under generally accepted accounting principles.

Software license and system revenues of $16.0 million in fiscal 2005 increased approximately $3.2 million, or 25.2%, from $12.8 million in fiscal 2004. This increase was primarily due to an increase in the volume of software license and system sales to new and existing customers.

Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, Vision Series PACS, Vision Series RIS, Vision series Financials and document management software. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of Revenues

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(Dollars in thousands)

Maintenance and services	$15,003	5.9%	$14,163	8.4%	$13,060
Percentage of maintenance and services revenues	41.4%		38.5%		44.2%

Software licenses and system sales	$7,644	19.2%	$6,413	4.2%	$6,154
Percentage of software licenses and system sales	58.0%		40.1%		48.2%

Total cost of revenues	$22,647	10.1%	$20,576	7.1%	$19,214

Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third-party consultants, billable travel and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and maintenance.

Cost of maintenance and services revenues of $15.0 million in fiscal 2006 increased approximately $0.8 million, or 5.9%, from $14.2 million in fiscal 2005. This increase was primarily due to an increase in salary, benefits and other allocated internal direct costs of approximately $1.0 million offset by a decrease of $0.2 million in external fees associated with the provision of hardware maintenance.

Cost of maintenance and services revenues of $15.0 million in 2006, represented 41.4% of maintenance revenues versus $14.2 million or 38.5% of revenues in 2005. The increase in the percentage of maintenance and services revenue percentage of 2.9% is due primarily to the increase of salary costs related to services and support.

Cost of maintenance and services revenues of $14.2 million in fiscal 2005 increased approximately $1.1 million, or 8.4%, from $13.1 million in fiscal 2004. This increase was primarily due to the hiring of additional personnel, including the salaries, benefits and other allocated indirect costs related to the delivery of new customer implementations and associated maintenance services.

Cost of software license and system revenues primarily consists of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems as well as amortization of software product costs.

Cost of software license and system revenues of $7.6 million in fiscal 2006 increased approximately $1.2 million, or 19.2%, from $6.4 million in fiscal 2005. This increase was due to an increase of $1.7 million in computer hardware expenses offset by a decrease of $0.5 million in third-party software fees.

Cost of software license and system revenues of $6.4 million in fiscal 2005 increased approximately $0.3 million, or 4.2%, from $6.2 million in fiscal 2004. This increase was due to an increase of $0.7 million in computer hardware expense and $0.8 million of third-party software fees offset by a $1.2 million reduction in amortization of software costs. In 2006, as a percentage of software license and system revenues, cost of software license and system increased to 58.0% as compared to 40.1% for 2005. The increase is primarily due to increases in the cost of computer hardware expense which represented a higher percentage of the overall revenue of software licenses and system sales in 2006. In 2005, as a percentage of software license and system revenues, cost of software license and system decreased to 40.1% as compared to 48.2% for 2004. The decrease is primarily due to the decreased amortization of capitalized software costs for our RIS product due that was impaired in 2004.

In 2004, we recorded a charge of $3.2 million relating to the impairment of capitalized software costs for our RIS product. The entire balance of the capitalized software costs related to our RIS product was written off and, therefore, there will be no further amortization of the RIS capitalized software costs.

Operating Expenses

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(Dollars in thousands)

Selling, general and administrative	$21,770	5.2%	$20,701	(19.8)%	$25,824
Percentage of total revenues	44.0%		39.2%		61.0%

Research and development	$8,705	(3.8)%	$9,047	(4.6)%	$9,488
Percentage of total revenues	17.6%		17.1%		22.4%

Depreciation and amortization	$1,238	(30.3)%	$1,777	(9.7)%	$1,968
Percentage of total revenues	2.5%		3.4%		4.7%

Selling, general and administrative

Selling, general and administrative expenses include fixed and variable compensation and benefits, facilities, travel, communications, bad debt, legal, marketing, insurance, stock-based compensation and other administrative expenses.

Selling, general and administrative expenses of $21.8 million in fiscal 2006 increased approximately $1.1 million, or 5.2% from $20.7 million in fiscal 2005. This increase was primarily due to a $1.5 million stock-based compensation expense as a result of the implementation of SFAS 123(R), “Share-Based Payment” incurred in 2006 offset by a decrease of approximately $0.4 million in personnel salaries, benefits and related expenses.

Selling, general and administrative expenses as a percentage of revenue increased to 44.0% or 4.8% versus 2005. This increase was primarily due to the increase of $1.1 million in selling, general and administrative expenses and lower revenues in 2006.

Selling, general and administrative expenses of $20.7 million in fiscal 2005 decreased approximately $5.1 million, or 19.8%, from $25.8 million in fiscal 2004. This decrease was due to a $3.3 million decrease in salaries, benefits, commissions and overhead due to reduced headcount, a $1.1 million decrease in professional and legal fees and a $0.7 million decrease in marketing related expenses.

Research and development

Research and development expenses include fixed and variable compensation and benefits, facilities, travel, communications, stock-based compensation and other administrative expenses related to our research and development activities.

Research and development expense was $8.7 million in 2006, which represents a decrease of $0.3 million, or 3.8%, from $9.0 million in fiscal 2005. This decrease is due to a reduction in headcount and related salaries, benefits and associated expenses. As a percentage of revenue, research and development increased slightly to 17.6% in 2006 versus 17.1% in 2005. Although research and development expense decreased, the percentage increased due to the lower overall revenues in 2006 versus 2005.

Research and development expense of $9.0 million in fiscal 2005 decreased approximately $0.4 million, or 4.6%, from $9.5 million in fiscal 2004. This decrease was primarily due to a decrease in third-party development costs.

Depreciation and amortization expense

Depreciation and amortization expense of $1.2 million consisting of $0.8 million related to fixed assets and $0.4 million of amortization related to intangible assets in fiscal 2006 decreased approximately $0.6 million, or 30.3%, from $1.8 million in fiscal 2005. This decrease was the result of fixed assets that became fully depreciated during the 2006 fiscal year.

Depreciation and amortization expense of $1.8 million in fiscal 2005 decreased approximately $0.2 million, or 9.7%, from $2.0 million in fiscal 2004. This decrease was primarily due to a decrease in assets as a result of a $0.4 million sale of our fractional share ownership in a corporate plane in the first quarter of 2005, and a $1.2 million impairment of our Enterprise Resource Planning system in the fourth quarter of 2004.

Settlements, Severance and Impairment Charges

In 2005, we incurred expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the $4.3 million earn-out consideration obligations relating to the acquisition of Amicas PACS, we recognized $1.9 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan. Included in the $1.9 million was $1.1 million for the acceleration of earn-out bonuses, pursuant to agreements with former Amicas PACS executives, whose employment was terminated by mutual agreement.

•	Settlement of litigation. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note M to our Consolidated Financial Statements). As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

•	Restructuring charges:

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

In 2004, we recognized expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, in 2004 we recognized $2.4 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan.

•	Severance regarding corporate headquarters relocation. We recorded severance-related costs of $1.3 million, including executive-related severance costs of $0.4 million. In December 2004, we relocated our corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004, we notified 57 of our employees that, in connection with the relocation of our corporate headquarters, their employment would be terminated under a plan of termination.

•	Impairment charge. We recorded an impairment charge of $1.2 million to write-down our enterprise resource planning software, or ERP, relating to our decision to cease using a portion of our ERP. This decision was due to the downsizing of our business as a result of the Medical Division sale.

•	Settlement of litigation. We recorded costs of $0.8 million relating to the settlement of litigation. In August 2003, we were served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate of ours. The complaint alleged that in 2001, we received a preference payment from the business associate and sought to avoid and recover the $0.8 million payment made to us. We agreed to settle this matter in March 2004 and paid $0.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, we served our answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, we paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004 and paid as of December 31, 2005.

Restructuring Credits

In 2006 and 2005, we did not recognize any restructuring credits. In 2004, we recognized restructuring credits of $0.2 million reflecting a savings from our original estimate in connection with the early termination of one office lease and the sublease of a second office lease for facilities closed as part of a restructuring plan announced in 2000.

Interest Income (Expense)

	Year Ended December 31,
	2006	Change	2005	Change	2004
	(Dollars in thousands)

Interest income	$3,753	49.2%	$2,516	1,443.6%	$163
Interest expense	—	(100.0)%	(751)	(49.9)%	(1,499)

In fiscal 2006, interest income of $3.8 million consisted primarily of the interest income generated from cash, cash equivalents and marketable securities. Interest income increased $1.2 million, or 49.2%, from $2.5 million in 2005. During 2006, we invested our cash equivalents which were invested primarily in money market funds into marketable securities with longer maturities and higher yields. Interest income increased to $2.5 million in 2005 versus $0.2 million in 2004. This increase was primarily due to the increase in our cash and cash equivalent balance as a result of the sale of our Medical Division in January 2005 as well as a higher interest rate being earned on our cash and cash equivalent balance and increases in the cash surrender value of certain life insurance policies on former officers.

The decrease in interest expense from 2004 to 2005 relates to our credit facility pay-off. On January 3, 2005, we repaid the entire outstanding balance under our credit facility of approximately $23.2 million and we terminated our credit facility. Additionally, in conjunction with the early pay-off of the credit facility, we wrote-off approximately $0.7 million of previously capitalized deferred financing costs. We had no interest expense during 2006 as a result of not carrying any debt.

Income Taxes

For 2006, we recorded an income tax provision of $0.1 million from continuing operations and an income tax benefit of $0.2 million related to discontinued operations. For 2005 and 2004, we recorded an income tax benefit from continuing operations of $1.2 million and an income tax provision of $2.2 million, respectively. In addition, for 2005, we recorded a provision of $33.9 million related to discontinued operations. In 2006 and 2005, we recorded a $0.4 million and $0.6 million income tax benefit respectively, to additional paid-in capital in connection with net operating loss carry forwards attributed to the exercise of employee stock options.

Management has assessed the recovery of the Company’s deferred tax assets of $29.9 million and as a result of this assessment, recorded a valuation allowance of $26.0 million as of December 31, 2006. The valuation allowance, along with deferred tax liabilities of $3.9 million, reduces the net deferred tax asset to zero. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely than not that the deferred tax asset will not be realized

Gain on the sale of discontinued operations

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our Medical Division to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of a Purchase Agreement between the Company and Cerner (the “Purchase Agreement”). As consideration for the Asset Sale, we received cash proceeds of approximately $100 million, subject to a post-closing purchase price reduction of $1.6 million.

Under the terms of the Purchase Agreement, Cerner agreed to pay the Company $100 million in cash, subject to a post-closing adjustment based on our net working capital as of the closing date, and Cerner agreed to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property.

In 2005, we recorded a net gain from the sale of approximately $46.3 million which is net of approximately: $16.2 million of net assets transferred to Cerner, $1.6 million of post-closing purchase price adjustments, $33.9 million of income taxes, $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the Asset Sale.

In 2006, we recorded a $0.2 million gain from the sale of Asset Sale. This gain is the result of finalizing the allocation of the gain on the Asset Sale to the various state taxing jurisdictions for 2005.

(Loss) Income from Discontinued Operations

Discontinued operations represent the Asset Sale. On January 3, 2005 we completed the sale of our Medical Division to Cerner Corporation. For 2005, our loss from discontinued operations was $0.1 million, and in 2004, our income from discontinued operations was $14.1 million. The $14.2 million decrease in income from discontinued operations from 2004 to 2005 is primarily due to the completion of the Asset Sale on January 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2006, our cash and cash equivalents and marketable securities were $71.8 million, a decrease of $10.4 million from $82.2 million of cash and cash equivalents at December 31, 2005. This decrease was primarily due to the use of $15.2 million in cash for the repurchase of our common stock offset by $3.6 million provided by operating activities and $1.2 provided by other financing and investing activities. During 2006, we invested our cash equivalents in marketable securities.

Net cash provided by operating activities was $3.6 million in 2006 compared with cash used in operating activities of $7.7 million in 2005. The $11.3 million increase of cash provided by operating activities resulted from an increase in changes in operating assets and liabilities, a decrease in the loss from continuing operations adjusted for non-cash income and expenses including $1.8 million of non-cash stock compensation in 2006 as compared to 2005.

Net cash used in operating activities was $7.7 million in 2005 compared with cash provided by operating activities of $4.7 million in 2004. The $12.4 million decrease of cash provided by operating activities resulted from a decrease in changes in operating assets and liabilities, adjusted for non-cash income and expenses, in 2005 compared to 2004

Investing activities utilized net cash of $65.4 million in 2006 compared to net cash generated of $96.9 million in 2005. The 2006 net cash utilized of $65.4 million reflects investments in marketable securities of $64.4 million and $0.9 million in net cash used primarily for capital expenditures.

Investing activities generated net cash of $96.9 million in 2005 compared to net cash used of $7.5 million used in 2004, a net cash increase of $104.5 million. The 2005 net cash generated of $96.9 million reflects $97.3 million in net proceeds from the sale of our Medical Division offset by $0.4 million in cash used primarily for capital expenditures.

Cash used in financing activities for 2006 amounted to $13.1 million, consisting of $15.2 million of cash used to repurchase our common stock, offset by $1.7 million of payments received in connection with the exercise of stock options by certain employees and $0.4 million related to changes in the valuation allowance for stock option exercises.

Cash used in financing activities for 2005 amounted to $19.7 million, consisting of $28.7 million of principal payments of our long-term debt, offset by $9.0 million of payments received in connection with the exercise of stock options by certain employees.

During 2005 we sold our Medical Division for approximately $98.4 million and repaid $28.7 million of our long-term debt.

Our primary source of liquidity is our cash and cash equivalents and marketable securities. We believe our cash and cash equivalents and marketable securities together with our cash provided by operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2006.

	Years
	Totals	2007	2008	2009	Thereafter
	(In thousands)

Operating leases(a)	$1,620	$1,262	$358	$—	—
Other commitments(b)	6,154	3,034	2,496	624	—

Total	$7,774	$4,296	$2,854	$624	—

(a)	In March 2005, we entered into subleases for additional space at our Boston, Massachusetts corporate headquarters.

(b)	Included in other commitments are the following:

•	In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. to Cerner. The Company committed to minimum quarterly volumes and paid a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. The Company is also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.

•	In connection with our employee savings plans, we have committed, for the 2007 plan year, to contribute to the plans. Our matching contribution for 2007 is estimated to be approximately $0.5 million in cash. Our matching contribution for 2006 was approximately $0.5 million of which $0.4 million was paid in 2006 and $0.1 million paid in January 2007.

In May 2005, our Board of Directors authorized the repurchase up to $15.0 million of our common stock. As of December 31, 2006, we have repurchased 4,537,890 shares for approximately $15.0 million under a Rule 10b5-1 trading plan.

We anticipate capital expenditures for computer software and equipment, other equipment, and leasehold improvements of approximately $1.5 million for 2007.

To date, the overall impact of inflation on us has not been material.

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party currently pending, and management is unaware of any material contemplated actions against us.

In connection with the Asset Purchase Agreement, relating to the sale of the Medical Division, each party has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. Until January 2010, we cannot, except in certain limited situations, compete with the Medical Division, and we cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, until January 2010, we cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and we are prohibited from hiring certain specified former Medical Division employees.

As permitted under Delaware law, we have agreements under which we indemnify our executive officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2006.

We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2006.

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

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the company believes that services are essential to the functionality of the product the company recognizes revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.

Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Cash Equivalents and Marketable Debt Securities.  Cash equivalents consist primarily of money market funds and are classified as available for sale and carried at fair value, which approximates cost.

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

Accounts Receivable.  Our accounts receivable are customer obligations due under normal trade terms carried at their face value, less provisions for bad debts. We evaluate the carrying amount of our accounts receivable on an ongoing basis and establish a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each reporting period, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through an increase in bad debt expense.

Long-lived Assets.  We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Goodwill and Business Combinations.  Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We are required to test our goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value.

Software Development Costs.  We begin capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to five-year period. Amortization commences when the product is made commercially available. No products were made commercially available in 2004, 2005 or in 2006.

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

Accounting for Share-Based Payment.  We account for share-based payments in accordance with SFAS 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

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

Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company is in the process of assessing the impact of this Interpretation and currently estimates that the application of this standard will not result in a material adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

As of December 31, 2006, we held approximately $7.3 million in cash and cash equivalents and $64.4 million in marketable debt securities. Cash equivalents and marketable securities are carried at fair value, which approximates cost.

We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.

Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $64.4 million at December 31, 2006. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $293,000.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 are included under Item 15 and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

BDO Seidman, LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page F-2 of this Form 10-K

Item 9B.	Other Information

 Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted because the Company expects to file a definitive proxy statement pursuant to Regulation 14A of the Exchange Act with respect to its 2007 Annual Meeting of Stockholders expected to be held on June 5, 2007 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our executive officers is contained under the caption “Employees” in Part I hereof. We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available on our website at www.amicas.com/investor. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Disclosure regarding any amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors, Chief Executive Officer or Chief Financial Officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting is permitted by the rules of The NASDAQ Global Market. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Boston, Massachusetts 02135-2040.

The remainder of the response to this item is contained in the Proxy Statement under the captions “Election of Directors,” and “Management,” and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4, and 5 of the Company is contained in the Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the Proxy Statement in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “The Board of Directors” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements

(a)(1) Financial Statements.  The financial statements beginning on page F-1 of this report are filed as part of this report on the pages indicated. Financial statement schedules are not included as they are not applicable as all items are included in the financial statements.

Financial Statements and Supplementary Data

(a)(2) Exhibits.  The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
No.			Description

2.1		—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
2.2		—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., Amicas, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).
2.3		—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., Amicas, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).
3.1		—	Certificate of Incorporation of InfoCure Corporation with all amendments (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		—	Second Amended and Restated Bylaws of InfoCure (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
4.1		—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Bylaws of InfoCure defining rights of the holders of common stock of InfoCure.
4.2		—	Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K, filed with the Commission on March 30, 2005).
4.3		—	Rights Agreement, including all exhibits, dated as of December 5, 2002, between VitalWorks Inc. and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
4.4		—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).
10	.1†	—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).

Exhibit
No.			Description

10	.2†	—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 filed with InfoCure’s Registration Statement on Form SB-2) (Registration No. 333-18923).
10	.3†	—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).
10	.4†	—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).
10	.5†	—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.6†	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.7†	—	Amendment to InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.8†	—	InfoCure Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 filed with InfoCure’s Annual Report on Form 10-KSB on April 1, 1998).
10	.9†	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.10†	—	Form of Stock Option Grant Certificate and schedule of recipients of such options (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.11		—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.12†	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.13		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.14		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.15		—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.16		—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.17†	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.18		—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).
10	.19†	—	VitalWorks Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).
10	.20†	—	VitalWorks Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2002).

Exhibit
No.			Description

10	.21†	—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).
10	.22†	—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10	.23†	—	Form of Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Joseph M. Walsh, Michael A. Manto and Stephen Hicks (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10	.24†	—	Employment Agreement, dated October 1, 2004, by and between VitalWorks Inc. and Joseph D. Hill (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10.25		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).
10.26		—	Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10.27		—	Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10	.28†	—	Employment Agreement, dated March 28, 2005, by and between AMICAS Inc. and Peter McClennen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current report on Form 8-K, filed with the Commission on March 31, 2005).
10	.29†	—	Separation Agreement, dated March 31, 2005, by and between AMICAS Inc. and Hamid Tabatabaie (incorporated by reference to Exhibit 2.1 to the Registrant’s Current report on Form 8-K, filed with the Commission on April 6, 2005).
10	.30†	—	AMICAS, Inc. 401(k) Retirement Savings Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10	.31†	—	2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 24, 2006).
10	.32†	—	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.33†	—	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.34†	—	Form of Nonqualified Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.35†	—	Form of Restricted Stock Agreement for Employees under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.36†	—	Form of Restricted Stock Agreement for Non-Employee Directors under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
21.1		—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2005).
23	.1*	—	Consent of BDO Seidman, LLP, independent registered public accounting firm.
24.1		—	Powers of Attorney (included on signature page).

Exhibit
No.			Description

31	.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of AMICAS, Inc. and its wholly-owned subsidiary, Amicas PACS, Corp. (the “Subsidiary”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and the Subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note N of the financial statements, AMICAS, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMICAS, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that AMICAS, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AMICAS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, AMICAS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMICAS, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 13, 2007

AMICAS, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,331	$82,214
Marketable securities	64,436	—
Accounts receivable, net of allowances of $1,050 and $767	11,387	15,316
Computer hardware held for resale	94	127
Prepaid expenses and other current assets	4,635	1,025

Total current assets	87,883	98,682
Property and equipment, less accumulated depreciation and amortization of $6,155 and $5,347	1,369	1,259
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $6,035 and $4,077	7,665	9,623
Other intangible assets, less accumulated amortization of $1,316 and $889	2,084	2,511
Other assets	557	897

Total assets	$126,871	$140,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,155	$9,085
Accrued employee compensation and benefits	897	2,050
Accrued restructuring costs	—	16
Deferred revenue, including unearned discounts of $336 and $360	10,867	8,495

Total current liabilities	18,919	19,646
Other liabilities, primarily unearned discounts re: outsourced printing services	397	726
Commitments and contingencies (see Note M)
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,066,966 and 50,355,684 shares issued	51	50
Additional paid-in capital	226,764	222,927
Accumulated other comprehensive income	(4)	—
Accumulated deficit	(97,616)	(96,592)
Treasury stock, at cost, 6,523,392 and 1,985,502 shares	(21,640)	(6,472)

Total stockholders’ equity	107,555	119,913

Total liabilities and stockholders’ equity	$126,871	$140,285

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Maintenance and services	$36,258	$36,813	$29,543
Software licenses and system sales	13,179	15,998	12,776

Total revenues	49,437	52,811	42,319

Costs and expenses
Cost of revenues:
Maintenance and services	15,003	14,163	13,060
Software licenses and system sales, includes amortization of software costs of $1,958 in 2006, $1,965 in 2005 and $3,178 in 2004	7,644	6,413	6,154
Impairment of capitalized software	—	—	3,229
Selling, general and administrative	21,770	20,701	25,824
Research and development	8,705	9,047	9,488
Depreciation and amortization	1,238	1,777	1,968
Settlement, severance and impairment charges	—	5,677	5,730
Restructuring credits	—	—	(155)

	54,360	57,778	65,298

Operating loss	(4,923)	(4,967)	(22,979)
Interest income	3,753	2,516	163
Interest expense	—	(751)	(1,499)

Loss from continuing operations, before income taxes	(1,170)	(3,202)	(24,315)
(Benefit from) Provision for income taxes	84	(1,197)	2,200

Loss from continuing operations	(1,254)	(2,005)	(26,515)
Gain on sale of discontinued operations, net of benefit from taxes of $230 in 2006 and provisions for taxes of $33,906 in 2005	230	46,277	—
(Loss) income from discontinued operations	—	(57)	14,058

Net (loss) income	$(1,024)	$44,215	$(12,457)

Earnings (loss) per share
Basic:
Continuing operations	$(0.03)	$(0.04)	$(0.61)
Discontinued operations	0.00	1.00	0.32

	$(0.03)	$0.96	$(0.29)

Diluted:
Continuing operations	$(0.03)	$(0.04)	$(0.61)
Discontinued operations	0.00	1.00	0.32

	$(0.03)	$0.96	$(0.29)

Weighted average number of shares outstanding
Basic	46,499	46,285	43,563
Diluted	46,499	46,285	43,563

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Shares			Additional		Other		Total
	Common	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Equity	Loss
	(In thousands, except share data)

Balance at December 31, 2003	45,278,816	(1,985,502)	$45	$205,439	$(128,350)	$0	$(6,472)	$70,662
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	64,269			252				252
Exercise of stock options and warrants	995,483		1	2,320				2,321
Tax benefit from change in valuation allowance and other				3,877				3,877
Net loss					(12,457)			(12,457)

Balance at December 31, 2004	46,338,568	(1,985,502)	46	211,888	(140,807)	—	(6,472)	64,655
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	32,099			161				161
Exercise of stock options	3,985,017		4	8,989				8,993
Modification of stock option agreements				1,211				1,211
Tax benefit from change in valuation allowance from stock option exercises				678				678
Net income (loss)					44,215			44,215

Balance at December 31, 2005	50,355,684	(1,985,502)	50	222,927	(96,592)	—	(6,472)	119,913
Issuance of common stock, net of related expense for:
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	681,602		1	1,631				1,632
Issuance of restricted stock	29,680			37				37
Repurchase of treasury stock		(4,537,890)					(15,168)	(15,168)
Share-based payment				1,736				1,736
Unrealized loss on marketable securities						(4)		(4)	(4)
Tax benefit from change in valuation allowance from stock option exercises				443				443
Net income (loss)					(1,024)			(1,024)	(1,024)

Total comprehensive loss									(1,028)

Balance at December 31, 2006	51,066,966	(6,523,392)	$51	$226,764	$(97,616)	$(4)	$(21,640)	$107,555

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Loss from continuing operations	$(1,254)	$(2,005)	$(26,515)
Income from discontinued operations	230	46,220	14,058

Net income (loss)	(1,024)	44,215	(12,457)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain from the sale of discontinued operations	(230)	(81,143)	—
Impairment of capitalized software	—	—	3,229
Other impairment charges	—	—	1,351
Restructuring and severance charges	—	—	1,093
Depreciation and amortization	1,238	1,777	3,047
Provisions for bad debts	746	(1,432)	2,424
Gain on sale of fixed assets	(6)	(41)	—
Amortization of deferred finance costs	—	—	226
Write-off of deferred financing costs		661	—
Amortization of software development costs	1,958	1,965	3,178
Deferred income taxes		28,200	1,950
Non-cash stock compensation expense	1,763	1,211	—
Changes in operating assets and liabilities:
Accounts receivable	3,184	(2,460)	(7,356)
Computer hardware held for resale, prepaid expenses and other	(2,558)	2,070	(134)
Accounts payable and accrued expenses	(3,549)	(908)	3,870
Deferred revenue including unearned discount	2,043	(2,339)	5,514
Other liabilities	—	(143)	(1,200)
Tax benefit from change in valuation allow related to stock option exercises	—	678	—

Cash provided by (used in) operating activities	3,565	(7,689)	4,735

Investing activities
Business acquisition, net of cash acquired	—	—	(3,675)
Software product development costs	—	—	(1,638)
Proceeds from sale of discontinued operations	—	98,408	—
Payment of transaction costs related to sale of discontinued operations	—	(1,043)	—
Proceeds from sale of assets	6	268	—
Purchases of property and equipment	(921)	(684)	(2,227)
Purchases of held-to-maturity securities	(49,094)	—	—
Maturities of held-to-maturity securities	22,762	—	—
Purchases of available-for-sale securities	(48,405)	—	—
Sales of available-for-sale securities	10,297	—	—

Cash provided by (used in) investing activities	(65,355)	96,949	(7,540)

Financing activities
Principal repayments on long-term debt	—	(28,673)	(6,827)
Repurchase of Company Stock	(15,168)	—	—
Exercise of stock options and warrants	1,632	8,993	2,305
Tax benefit from change in valuation allow related to stock option exercises	443
Deferred finance costs and other	—	—	(167)

Cash provided by (used in) financing activities	(13,093)	(19,680)	(4,689)

(Decrease) increase in cash and cash equivalents	(74,883)	69,580	(7,494)
Cash and cash equivalents at beginning of year	82,214	12,634	20,128

Cash and cash equivalents at end of year	$7,331	$82,214	$12,634

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

Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

B.  Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to radiology practices, including hospital radiology departments and ambulatory imaging centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The Company’s revenues are earned and expenses are incurred principally in the domestic United States market.

C.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Theses estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, tax contingencies and valuation allowances, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, expected stock price volatility, weighted average expected life and

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture assumptions for share-based payment, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realized value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred.” Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. Most of the Company’s sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the vendor specific objective evidence (“VSOE”) of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of its fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of its fair value is determined based upon the price charged when the same element is sold separately. If VSOE of its fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In the Company’s contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Marketable Securities

Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as the Company has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in U.S. government and municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At December 31, 2006 and 2005, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

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

The following table summarizes the Allowance for Doubtful Accounts for the three years ended December 31, 2006.

	2006	2005	2004

Balance at beginning of period	$767	$2,200	$2,800
Additions charged to costs and expenses	746	140	350
Additions charged to other accounts(a)	—	229	1,811
Reductions(b)	(463)	(1,802)	(2,761)

Balance at end of period	$1,050	$767	$2,200	(c)

(a)	Charged to revenues

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company believes there is no impairment to its long-lived assets at December 31, 2006.

Goodwill and Business Combinations

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and accounted for as purchase transactions. The Company no longer amortizes its goodwill assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company is required to test its goodwill for impairment of value on at least an annual basis. To date, the results of the Company’s tests have not revealed an impairment of value.

The Company’s acquisition of Amicas PACS in 2003 was accounted for as a purchase transaction and, accordingly, the excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Acquired software and other intangible assets are amortized through operations over their estimated economic lives (see Note J).

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

Deferred Finance Costs

Deferred finance costs, which included charges, fees and expenses directly associated with the Company’s credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) were recognized as interest expense over the contractual life of the related loan. Deferred finance costs of $0.7 million, and related accumulated amortization, were written off in 2005, when the Company repaid its outstanding balance under its Wells Fargo credit facility.

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

Income Taxes

The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary.

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator — income (loss):
Continuing operations	$(1,254)	$(2,005)	$(26,515)
Discontinued operations	230	46,220	14,058

	$(1,024)	$44,215	$(12,457)

Denominator:
Basic EPS — weighted-average shares	46,499	46,285	43,563
Effect of dilutive securities, stock option and warrant rights	—	—	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	46,499	46,285	43,563

Basic EPS:
Continuing operations	$(0.03)	$(0.04)	$(0.61)
Discontinued operations	0.00	1.00	0.32

	$(0.03)	$0.96	$(0.29)

Diluted EPS:
Continuing operations	$(0.03)	$(0.04)	$(0.61)
Discontinued operations	0.00	1.00	0.32

	$(0.03)	$0.96	$(0.29)

Because their effect would be antidilutive, stock option and warrant rights were excluded from the diluted calculation for the years 2006, 2005 and 2004. For the years ended December 31, 2006, 2005 and 2004, the dilutive effect of stock options and warrants under the treasury method is 1.25 million shares, 3.37 million shares, and 3.17 million shares, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the twelve months ended December 31, 2006 consists of net income (loss) and net unrealized gains on marketable securities. The Company has disclosed the components of comprehensive income (loss) in its Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).

Share Based Payment

The Company adopted SFAS 123(R) “Share Based Payment” (“SFAS 123R”) as of January 1, 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note N for additional information related to share-based payments.

Prior to the adoption of “SFAS 123R”, the Company accounted for employee stock option grants and stock awards based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by “Accounting for Stock-Based Compensation” (“SFAS 123”), of options granted in 2005 and 2004 was $2.38 and $1.83, respectively, as calculated using the Black-Scholes option valuation model. The Company priced its stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense was recognized for stock options granted. The following table illustrates the effect on loss from continuing operations and the related loss per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Loss from continuing operations, as reported	$(2,005)	$(26,515)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)	(1,425)

Pro forma loss from continuing operations	$(4,939)	$(27,940)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.04)	$(0.61)

Basic and diluted — pro forma	$(0.11)	$(0.64)

The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004

Risk-free interest rate	4.1%	3.0%
Expected dividend yield	0.0	0.0
Expected stock price volatility	63.1%	72.1%
Weighted average expected life (in years)	4.8	4.8

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

D.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company is in the process of assessing the impact of this Interpretation and currently estimates that the application of this standard will not result in a material adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

On January 3, 2005, the Company completed the sale of its Medical Division to Cerner (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Purchase Agreement. As consideration for the Asset Sale, the Company received cash proceeds of $100 million, subject to a post-closing purchase price reduction of $1.6 million.

In 2005, the Company recorded a net gain from the sale of approximately $46.3 million which is net of approximately: (a) $16.2 million of net assets transferred to Cerner, (b) $1.6 million of post-closing purchase price adjustments, (c) $33.9 million of income taxes, (d) $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and (e) $1.0 million of additional fees and transaction costs related to the Asset sale.

The $33.9 million income tax provision includes the realization of $28.2 million of deferred tax assets previously recorded and a current tax provision of $5.7 million.

In 2006, the Company recorded a $0.2 million gain from the sale of discontinued operations. This gain is the result of finalizing the allocation of the gain on the Asset Sale to the various state taxing jurisdictions for 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the December 31, 2004 consolidated financial statements have been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations. As noted above, the Company had formally committed to a plan to sell its Medical Division. The Company has (i) eliminated the Medical Division’s financial results from its ongoing

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, (ii) determined that the Medical Division was a separate component of its aggregated business as historically its management reviewed separately the Medical Division’s financial results and cash flows apart from its continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of the Medical Division after the sale.

In connection with the Asset Sale, the Company entered into a Transition Services Agreement on January 3, 2005. Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company will provide to Cerner services including accounting, tax, information technology, customer support, and use of facilities, and Cerner will provide services to us such as EDI services including patient billing and claims processing, and use of facilities. Services that the Company provided were completed as of August 31, 2006. Certain of the Cerner provided services extend through March 31, 2009.

As of December 31, 2006, the Company’s payable to Cerner was $0.7 million under the Transition Services Agreement.

Condensed results of operations relating to the Medical Division for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004

Revenues	—	$71,093
Gross profit	—	52,360
Operating income (loss)	$(57)	14,060
Income (loss) from discontinued operations	(57)	14,058

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, the opinion of an independent financial advisor, the purchase price was deemed to be fair from a financial point of view. Prior to the execution of the merger agreement, neither the Company nor any of its affiliates, nor any director or officer of the Company or any associate of any such director or officer, had any material relationship with Amicas PACS.

The Company has continued to use the tangible and intangible assets of Amicas PACS substantially in the same manner in which they were used by Amicas PACS immediately prior to the merger. The addition of Amicas PACS provided the Company with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution, which incorporates the key components of a complete radiology data management system (e.g., image management, workflow management and financial management).

G.  Settlements, Severance and Impairment Charges

During the year ended December 31, 2005, the Company implemented restructuring and consolidation actions to improve gross profit, reduce expenses and streamline operations. This included workforce reductions, consolidation of office facilities and the exit of the Medical Division. At December 31, 2005, substantially all of the obligations were paid.

In 2005, the Company recognized expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, the Company recognized $1.9 million of expense for amounts paid to certain Amicas PACS employees under the Amicas PACS bonus plan. Included in the $1.9 million was $1.1 million for the acceleration of earn-out bonuses, pursuant to agreements with former Amicas PACS executives, whose employment was terminated by mutual agreement.

•	Settlement of litigation. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. filed in 2001 concerning a 1999 transaction. As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $0.325 million from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

•	Restructuring charges:

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2004, the Company recognized settlements, severance and impairment charges of $5.7 million which include the following:

•	Settlement of earn-out. In connection with the termination of the earn-out consideration obligations relating to the acquisition of Amicas PACS, the Company recognized $2.4 million of expense for amounts paid, or to be paid, to certain Amicas PACS employees under the Amicas PACS bonus plan.

•	The 2004 Plan. The Company recorded $1.3 million of severance-related costs, including executive-related severance costs of $0.4 million. In December 2004, the Company relocated its corporate headquarters from Ridgefield, Connecticut to Boston, Massachusetts. On October 15, 2004, the Company notified 57 of its employees that, in connection with the relocation of the Company’s corporate headquarters, their employment would be terminated under a plan of termination.

•	Impairment charges. The Company recorded an impairment charge of $1.2 million to write-down its enterprise resource planning software (“ERP”) relating to the Company’s decision to cease using a portion of its ERP. This decision was due to the downsizing of the Company as a result of the Medical Division sale.

•	Settlement of litigation. The Company recorded costs of $0.8 million relating to the settlement of litigation. In August 2003, the Company was served with a summons and complaint as part of a bankruptcy proceeding relating to a former business associate. The complaint alleged that in 2001, the Company received a preference payment from the business associate and sought to avoid and recover the $0.8 million payment made to AMICAS. The matter was settled in March 2004 and the Company paid $0.3 million to the former business associate through its committee of unsecured creditors. Also, in September 2004, a lawsuit styled DR Systems, Inc. v. VitalWorks Inc. and Amicas, Inc. was filed in the United States District Court for the Southern District of California. The complaint alleged that VitalWorks and Amicas infringed the plaintiff’s patent through the manufacture, use, importation, sale and/or offer for sale of automated medical imaging and archival systems. The plaintiff sought monetary damages, treble damages and a permanent injunction. On November 3, 2004, the Company served its answer. On January 26, 2005, the parties entered into a Settlement, Release and License agreement, and on February 4, 2005, a stipulation of dismissal, dismissing the lawsuit with prejudice, was entered. In connection with this agreement, the Company paid the plaintiff $0.5 million in 2005. This amount was accrued at December 31, 2004.

H.  Marketable Securities

Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in U.S. government and municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. There have been no material realized gains or losses to date.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, marketable securities consisted of the following, in thousands:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Marketable securities
Available-for-sale:
State and municipal obligations	$29,950	$—	$—	$29,950
Federal agency	5,801	5	(9)	5,797
Held-to-maturity:
Commercial paper	12,812	1	(1)	12,812
Certificates of deposit	15,877	5		15,882

Total	64,440	$11	$(10)	$64,441

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

December 31,
2006

Contractual maturities of available-for-sale securities
Due within one year	$5,501
Due between one to five years	8,096
Due after 10 years	22,150

Total	$35,747

As of December 31, 2005, the Company did not have any outstanding Marketable Securities.

I.  Property and Equipment

Major classes of property and equipment consist of the following:

	Depreciation/
	Amortization	December 31,
	Period	2006	2005
	(Years)	(In thousands)

Equipment, primarily computers, and software	3-5	$4,114	$3,446
Equipment under capital lease obligations	3-5	2,627	2,630
Furniture and other	3-7	783	530

		7,524	6,606
Less accumulated depreciation and amortization		6,155	5,347

		$1,369	$1,259

Depreciation and amortization expense of these assets totaled $0.8 million, $1.3 million and $1.5 million for 2006, 2005 and 2004, respectively.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.  Goodwill, Acquired/Developed Software and Other Intangible Assets

Major classes of intangible assets consist of the following:

		December 31,
		2006			2005
	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Years)	(In thousands)

Goodwill		$27,313	—	$27,313	$27,313	—	$27,313

Acquired software	7	$13,700	$(6,035)	$7,665	$13,700	$(4,077)	$9,623

Trademarks	15	$1,900	$(391)	$1,509	$1,900	$(264)	$1,636
Noncompete agreements	5	1,500	(925)	575	1,500	(625)	875

		$3,400	$(1,316)	$2,084	$3,400	$(889)	$2,511

Amortization expense of the identifiable intangible assets totaled $2.4 million, $2.4 million and $3.6 million for 2006, 2005 and 2004, respectively. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and noncompete agreements is included in depreciation and amortization expense.

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

The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Acquired software	$7,665	$1,957	$1,957	$1,957	$1,794	—	—
Trademarks	1,509	127	127	127	127	126	$875
Non-compete agreements	575	300	275		—	—	—

Total	$9,749	$2,384	$2,359	$2,084	$1,921	$126	$875

K.  Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Accounts Payable	$2,920	$1,416
Accrued Expenses	2,216	5,391
Income taxes payable	1,265	1,446
Sales tax payable	754	833

Total	$7,155	$9,085

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.  Long-Term Debt

As of December 31, 2006, the Company had no long-term debt.

In January 2005, the Company paid off its Wells Fargo Foothill, Inc. loan balance of $23.2 million. In April 2005, the Company paid off the earn-out settlement and capital lease balances totaling $5.6 million.

M.  Commitments and Contingencies

The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2008.

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2006:

Year	Operating
(In thousands)

2007	$1,262
2008	358

Total	$1,620

Certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2006, 2005 and 2004 under all lease agreements totaled $1.2 million, $1.2 million and $1.3 million, respectively.

In connection with the Company’s employee savings plans, the Company has committed, for the 2007 plan year, to contribute to the plans. The matching contribution for 2007 is estimated to be approximately $0.5 million and will be made in cash.

In connection with the Asset Purchase Agreement, relating to the sale of the Medical Division, each party has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. Until January 2010, the Company cannot, except in certain limited situations, compete with the Medical Division, and the Company cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, until January 2010, the Company cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and the Company is prohibited from hiring certain specified former Medical Division employees.

As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006.

Legal Proceedings

From time to time, in the normal course of business, the Company is involved with disputes and there are various claims made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

N.  Stockholders’ Equity

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Rights Plan does not weaken the Company’s financial strength or interfere with its business plans. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Company or its stockholders and will not change the way the Company’s shares are traded.

Employee Savings Plans

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In 2006, 2005 and 2004, the Company authorized matching contributions of $0.5 million, $0.5 million and $0.8 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation. The matching contribution for 2006 was paid in cash. The matching contribution for the 2005 plan year was made quarterly for the first, second and third quarters, 75% in cash and 25% in shares of the Company’s common stock. The fourth quarter contribution was made all in cash. The matching contribution for the 2004 plan year was made quarterly, 75% in cash and 25% in shares of the Company’s common stock. The matching contribution for 2007 will be made quarterly, 100% in cash. Employees become fully vested with respect to Company contributions after three years of service. Participating employees may now defer up to 50% of their pre-tax compensation but not more than $15,000 per calendar year.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2002, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. In 2006, 2005 and 2004, a total of 115,681, 142,616 and 143,715 shares, respectively, were issued under the Company’s employee stock purchase plan. As of December 31, 2006 there are no remaining shares of common stock reserved nor available for issuance under the Employee Stock Purchase Plan.

Stock Option Plans

The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants.

In June 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaces the Company’s 1996 Stock Option Plan (the “1996 Plan”) and the Company’s 2000 Broad Based Plan (the “2000 Plan”). Options outstanding under the 1996 Plan and the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 1996 Plan or the 2000 Plan, and no shares remain reserved for issuance under those plans.

The remaining plans available to grant options are the 2006 Stock Incentive Plan and the Directors Stock Option Plan.

The 2006 Stock Incentive Plan (the “2006 Plan”) has 8.0 million shares of common stock of the Company reserved for incentive stock option grants, nonqualified option grants, stock appreciation right grants, restricted stock, restricted stock units or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. At December 31, 2006, there were 7.5 million shares available for grant under the 2006 Plan.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2000 Broad Based Stock Plan (the “2000 Plan”) has been terminated and there are no shares available for issuance. In accordance with the provisions of the 2000 Plan, the option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights that have been granted under the 2000 Plan generally vest over a three- to six-year period and will expire ten years from the date of grant. At December 31, 2006, there were approximately 4.5 million shares outstanding under the 2000 Plan.

The 1996 Stock Option Plan (the “1996 Plan”), has been terminated and there are no shares available for issuance. Grants under this plan have been classified as incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs was not less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options could be granted to directors and consultants. Options generally vest ratably over a three to four-year period and will expire ten years from the date of grant. At December 31, 2006, there were 1.4 million shares outstanding under the 1996 Plan.

Under the Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees were granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan was not no less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan.

Under the Directors Stock Option Plan (the “Director Plan”), 0.4 million shares of common stock of the Company have been reserved for issuance as nonqualified stock options to non-employee directors of the Company. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2006, there were 0.25 million shares available for grant under the Director Plan.

Share-Based Payment

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. All stock awards outstanding on December 31, 2006 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to January 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of SFAS 123R the Company has recorded the following amounts of stock-based compensation expense in its condensed consolidated statement of operations for the year ended December 31, 2006:

December 31,
2006
(Thousands)

Cost of revenues: maintenance and service	$54
Research and development	196
Selling, general and administrative	1,513

Total share-based payment	$1,763

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the twelve months ended December 31, 2006, the weighted average fair value of the options granted under the stock option plans was $1.56 and the weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.42, using the following assumptions:

	Year Ended December 31, 2006
	Stock Option Plan	Stock Purchase Plan

Average risk-free interest rate	4.82%	4.47%
Expected dividend yield	—	—
Expected stock price volatility	41.7%	41.7%
Weighted-average expected life (in years)	4.9	0.5

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a four year period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.

Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 2.2% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.

The unamortized fair value of stock options as of December 31, 2006 was $3.8 million which is expected to be recognized over the weighted average remaining period of 2.3 years.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

				Weighted
				Average
	Shares		Weighted	Remaining	Aggregate
	Available for		Average	Contractual	Intrinsic
	Grant	Shares	Exercise Price	Term	Value(1)

Outstanding at December 31, 2003		9,132	$2.77
Granted		2,999	3.57
Exercised		(851)	2.22
Forfeited		(391)	4.18

Outstanding at December 31, 2004		10,889	2.98
Granted		1,187	4.03
Exercised		(3,842)	2.23
Forfeited		(1,562)	4.55

Outstanding at December 31, 2005	14,930	6,672	3.23

Granted		937	3.61
Exercised		(563)	2.24
Forfeited		(365)	4.13

Outstanding at December 31, 2006		6,681	$3.32	5.97	$2,427

Options exercisable at December 31, 2004		7,882	$2.75
Options exercisable at December 31, 2005		4,148	$2.95
Options exercisable at December 31, 2006		4,368	$3.16	4.64	$2,362

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2006 and the exercise price of the underlying options.

Warrants

The following table summarizes information about the Company’s outstanding and exercisable warrants at December 31, 2006 (shares in thousands):

		Weighted Average
Range of	Number of	Remaining	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price
		(Years)

$0.75– 2.50	2	0.8	$0.79
2.51–17.84	350	1.1	4.58

$0.75–17.84	352	1.1	$4.55

There were no warrants issued in 2006, 2005 or 2004.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

As of December 31, 2006, an aggregate of 29,680 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the twelve months ended December 31, 2006 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.

During the year ended December 31, 2006, the Company expensed $37,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at December 31, 2006 was $87,000.

A summary of the Company’s restricted stock activity and related information for the fiscal year ended December 31, 2006 is as follows:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2005	—	$—
Granted	29,680	2.83
Exercised/vested	—	—
Forfeited/cancelled	—	—

Outstanding at December 31, 2006	29,680	$2.83

O.  Income Taxes

For 2006, the Company recorded an income tax provision of $84,000 from continuing operations and a benefit of $230,000 related to discontinued operations. For 2005, the Company recorded an income tax benefit from continuing operations of $1.2 million and an income tax provision of $33.9 million related to discontinued operations. For 2004, the Company recorded an income tax provision from continuing operations $2.2 million. In addition, for 2005 the Company recorded an income tax provision of $33.9 million related to discontinued operations. For 2006, 2005 and 2004 the Company recorded $0.4 million, $0.6 million and $3.4 million, respectively, of income tax benefit to additional paid-in capital in connection with net operating loss carry forwards attributed to the exercise of employee stock options.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax (benefit) provision are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Income tax (benefit) provision from continuing operations
Current Federal	$—	$(245)	$—
Current State	84	(111)	—

Total current (benefit) provision	84	(356)	—
Deferred Federal	1,112	(578)	2,100
Deferred State	1,175	(263)	100
Valuation Allowance	(2,287)	—	—

Total deferred (benefit) provision	—	(841)	2,200

Total income tax (benefit) provision from continuing operations	$84	$(1,197)	$2,200

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	December 31,
	2006	2005	2004

Computed “expected” Income tax expense (benefit)	$(410)	$(1,121)	$(8,510)
State taxes, net of federal benefit	818	(159)	(233)
Permanent differences	164	62	129
Change in valuation allowances	(488)	21	10,814

Total income tax expense (benefit)	$84	$(1,197)	$2,200

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$419	$414	$1,326
Goodwill amortization	1,366	1,829	6,218
Accrued expenses	515	1,952	1,449
Unearned discounts re: outsourced printing services	293	436	1,989
Net operating loss and credit carry forwards	25,886	27,883	51,751
Change in Amicas PACS tax accounting method	—	365	709
Share-based payment	582	—	—
Property and equipment	835	279	—

	29,896	33,158	63,442
Less valuation allowance	26,001	28,287	27,226

	3,895	$4,871	$36,216

Deferred income tax liabilities:
Acquired/developed software	$3,062	$3,863	$6,571
Other intangible assets	833	1,008	1,146
Property and equipment	—	—	299

	3,895	4,871	8,016

Net deferred income tax asset	$—	$—	$28,200

Management has assessed the recovery of the Company’s deferred tax assets of $29.9 million and as a result of this assessment, recorded a valuation allowance of $26.0 million as of December 31, 2006. The valuation allowance, along with deferred tax liabilities of $3.9 million, reduce the net deferred tax asset to zero. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely that not that the deferred tax asset will not be realized.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $62.1 million and tax credit carryforwards of $3.4 million, which expire at various dates through 2026. The net operating loss carryforwards of $62.1 million includes approximately $1.2 million of deductions related to the exercise of stock options subsequent to the adoption of FAS 123(R). This amount represents an excess tax benefit as defined under 123(R) and has not been included in the gross deferred tax asset reflected for net operating losses.

Included in the $62.1 million of net operating loss carryforwards is approximately $19.2 million of operating losses related to the AMICAS acquisition that are subject to certain limitations. The benefit related to the utilization of these operating losses will be credited to goodwill upon recognition. Also included in the $62.1 million is $13.6 million of net operating loss carryforwards related to the Datamedic acquisition and is subject to a limitation of $1.3 million per year. The benefit related to the utilization of these operating losses will be credited to the income statement. There are, approximately $28.6 million of net operating loss related to stock option benefits that are unlimited and will be credited to equity when utilized and the remaining amount of $0.7 million will be credited to the income statement upon utilization. Due to the significant number of equity transactions, the Company’s total net operating loss is subject to certain limitations which the Company is in the process of quantifying.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.  Quarterly Results of Operations (Unaudited)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Year Ended December 31, 2006
Total revenues	$13,971	$12,220	$11,802	$11,444	$49,437
Gross profit	7,579	7,129	5,960	6,122	26,790
Loss from continuing operations(a)	(254)	319	(173)	(1,146)	(1,254)
Income from discontinued operations	(248)	—	478		230

Net income (loss)(a)	$(502)	$319	$305	$(1,146)	$(1,024)

Weighted average number of shares outstanding
Basic	48,611	45,275	45,114	45,135	46,499
Diluted	48,611	46,538	45,114	45,135	46,499
Earnings (loss) per share — basic
Continuing operations	$(0.01)	$0.01	$0.00	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00	0.00

	$(0.01)	$0.01	$0.01	$(0.03)	$(0.03)

Earnings (loss) per share — diluted
Continuing operations	$(0.01)	$0.01	$0.00	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00	0.00

	$(0.01)	$0.01	$0.01	$(0.03)	$(0.03)

Year Ended December 31, 2005
Total revenues	$12,083	$12,796	$13,612	$14,320	$52,811
Gross profit	7,426	7,918	8,576	8,315	32,235
Loss from continuing operations	(2,252)	(31)	(540)	818	(2,005)
Income from discontinued operations	(3)	—	(25)	(29)	(57)
Gain on Sale of Medical	46,073	—	—	204	46,277

Net income (loss)	$43,818	$(31)	$(565)	$993	$44,215

Weighted average number of shares outstanding
Basic	44,530	45,169	47,208	48,064	46,285
Diluted	44,530	45,169	47,208	50,894	46,285
Earnings (loss) per share — basic
Continuing operations	$(0.05)	$(0.00)	$(0.01)	$0.02	$(0.04)
Discontinued operations	1.03	0.00	0.00	0.00	1.00

	$0.98	$(0.00)	$(0.01)	$0.02	$0.96

Earnings (loss) per share — diluted
Continuing operations	$(0.05)	$(0.00)	$(0.01)	$0.02	$(0.04)
Discontinued operations	1.03	0.00	0.00	(0.00)	1.00

	$0.98	$(0.00)	$(0.01)	$0.02	$0.96

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Company adopted SFAS 123(R), “Share-based payment”, effective January 1, 2006. Quarterly amounts during the year ended December 31, 2006 related to the adoption of this statement include $0.5 million, $0.5 million, $0.4 million and $0.4 million for the quarters ended March 31, June 30, September 30, and December 31, 2006, respectively.

Q.  Supplemental Disclosure of Cash Flow and Noncash Activities

Cash payments for interest amounted to $0.1 million and $1.3 million for 2005 and 2004, respectively. The Company made cash payments for income taxes of $0.8 million, $2.5 million, and $42,000 in 2006, 2005 and 2004, respectively.

In 2006, the Company authorized contributions of $0.5 million in cash to the employee savings plan. In 2005 and 2004, the Company authorized contributions of $0.2 million (plus $0.3 million in cash), $0.2 million (plus $0.6 million in cash), to the employee savings plan, which were made in shares of the Company’s common stock quarterly in 2005 and 2004, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2007.

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

Signature	Title	Date

/s/ STEPHEN N. KAHANE M.D., M.S. Stephen N. Kahane M.D., M.S.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ JOSEPH D. HILL Joseph D. Hill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ PHILLIP M. BERMAN Phillip M. Berman	Director	March 16, 2007

/s/ STEPHEN J. DENELSKY Stephen J. DeNelsky	Director	March 16, 2007

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 16, 2007

/s/ JOHN J. SVIOKLA John J. Sviokla	Director	March 16, 2007

/s/ LISA W. ZAPPALA Lisa W. Zappala	Director	March 16, 2007