Form 10-Q
period 2007-03-31
AMICAS, Inc.
filed 2007-05-10
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2007 there were 44,552,340 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
AMICAS, Vision Series, Radstream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc.
All other trademarks and company names mentioned are the property of their respective owners.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$7,088	$7,331
Marketable securities	65,000	64,436
Accounts receivable, net of allowances of $799 and $1,050, respectively	11,033	11,387
Computer hardware held for resale	65	94
Prepaid expenses and other current assets	3,689	4,635

Total current assets	86,875	87,883

Property and equipment, less accumulated depreciation and amortization of $6,320 and $6,155, respectively	1,292	1,369
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $6,537 and $6,035, respectively	9,462	7,665
Other intangible assets, less accumulated amortization of $1,422 and $1,316, respectively	1,978	2,084
Other assets	554	557

Total Assets	$127,474	$126,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,770	$7,155
Accrued employee compensation and benefits	1,302	897
Deferred revenue, including unearned discounts of $332 and $336, respectively	10,839	10,867

Total current liabilities	18,911	18,919

Other liabilities, primarily unearned discounts re: outsourced printing services	315	397

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,075,732 and 51,066,966 issued, respectively	51	51
Additional paid-in capital	227,305	226,764
Accumulated other comprehensive income (loss)	2	(4)
Accumulated deficit	(97,470)	(97,616)
Treasury stock, at cost, 6,523,392 shares	(21,640)	(21,640)

Total stockholders’ equity	108,248	107,555

Total Liabilities and Stockholders’ Equity	$127,474	$126,871

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Maintenance and services	$9,208	$8,941
Software licenses and system sales	3,225	5,030

Total revenues	12,433	13,971

Costs and expenses
Cost of revenues:
Maintenance and services (a)	3,992	3,576
Software licenses and system sales, including amortization of software costs of $503 and $490, respectively	1,519	2,816
Selling, general and administrative (b)	5,377	6,177
Research and development (c)	2,022	2,164
Depreciation and amortization	272	332

	13,182	15,065

Operating loss	(749)	(1,094)
Interest income	957	859

Income (loss) from continuing operations, before income taxes	208	(235)

Provision for income taxes	62	19

Income (loss) from continuing operations	146	(254)
Loss on sale of discontinued operations, net of taxes $248	—	(248)

Net income (loss)	$146	$(502)

Earnings (loss) per share
Basic:
Continuing operations	$0.00	$(0.01)
Discontinued operations	—	(0.01)

	$0.00	$(0.01)

Diluted:
Continuing operations	$0.00	$(0.01)
Discontinued operations	—	(0.01)

	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic	44,549	48,611
Diluted	45,360	48,611

(a)	includes $18 thousand and $15 thousand in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively

(b)	includes $442 thousand and $399 thousand in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively

(c)	includes $63 thousand and $45 thousand in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Income (loss) from continuing operations	$146	$(254)
Loss from discontinued operations	—	(248)

Net income (loss)	146	(502)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	272	332
Provisions for bad debts	(251)	46
Amortization of software development costs	503	490
Non-cash stock compensation expense	523	459
Changes in operating assets and liabilities:
Accounts receivable	604	(1,076)
Computer hardware held for resale, prepaid expenses and other	978	(588)
Accounts payable and accrued expenses	19	(2,052)
Deferred revenue including unearned discount	(109)	255

Cash provided by (used in) operating activities	2,685	(2,636)

Investing activities
Purchases of property and equipment	(88)	(150)
Purchase of software	(2,300)	—
Purchases of held-to-maturity securities	(23,392)	—
Maturities of held-to-maturity securities	28,076	—
Purchases of available-for-sale securities	(8,591)	—
Sales of available-for-sale securities	3,350	—

Cash used in investing activities	(2,945)	(150)

Financing activities
Exercise of stock options	17	976
Cash provided by (used in) financing activities	17	976

Decrease in cash and cash equivalents	(243)	(1,810)
Cash and cash equivalents at beginning of period	7,331	82,214

Cash and cash equivalents at end of period	$7,088	$80,404

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$—	$2,362
Non-Cash Investing:
Unrealized gain on available-for-sale securities	$6	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
A. Business
          AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the Vision Series product family is AMICAS Insight SolutionsSM, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
     Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements,’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company is currently evaluating if it will apply the voluntary fair value option to any of its financial assets and financial liabilities.
Revenue Recognition
     We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” (“SOP 81-1”) and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.
     Recognition of revenues in conformity with US GAAP requires management to make judgments that affect the timing and amount of reported revenues.
Cash Equivalents and Marketable Securities
     Cash equivalents consist primarily of money market funds and are carried at fair value, which approximates cost.
     Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. There have been no material realized gains or losses to date. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations.
     As of March 31, 2007, marketable securities consisted of the following, in thousands:

	March 31, 2007
	Carrying	Unrealized	Unrealized
	Value	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$36,675	$1	$(5)	$36,671
Federal agency	5,802	7	(1)	5,808

Total	$42,477	$8	$(6)	$42,479

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Held to maturity:
Commercial paper	$15,620	$8	$(9)	$15,619
Certificates of deposit	6,901	—	—	6,901

	$22,521	$8	$(9)	$22,502

     Available for sale securities are recorded at fair value of $42.5 million and held to maturity securities are recorded at amortized cost of $22.5 million, resulting in total marketable securities of $65.0 million at March 31, 2007. The contractual maturities of our available-for-sale state and municipal obligation are as follows:

March 31,
2007
Contractual maturities of available-for-sale securities
Due within one year	$5,001
Due between one to five years	10,809
Due between five to ten years	3,249
Due after 10 years	23,420

Total	$42,479

Share-Based Payment
     The Company adopted SFAS 123(R) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
     The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of December 31, 2005, the date preceding adoption of SFAS 123R by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to the adoption of SFAS 123R.
     Under the provisions of SFAS 123R, the Company recorded $523,000 and $459,000 of stock-based compensation expense in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and March 31, 2006, respectively.

     The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the three months ended March 31, 2007, the weighted average fair value of the options granted under the stock option plans was $1.50. During the three months ended March 31, 2006, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $3.41 and $4.40, respectively. For the three months ended March 31, 2007 and March 31, 2006, the Company used the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	Stock Option	Purchase	Stock	Purchase
	Plan	Plan	Option Plan	Plan

Average risk-free interest rate	4.87%	—	4.70%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	45.1%	—	41.7%	41.7%
Weighted average expected life (in years)	6.0	—	4.8	0.5
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a four-year period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3.05% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of March 31, 2007 and March 31, 2006 was $4.0 million and $4.8 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.1 years and 2.6 years, respectively.
     The following table summarizes activity under all stock option plans for the three months ended March 31, 2007 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2006	7,745	6,681	$3.32	5.97	$2,427
Options granted	(530)	530	2.97
Options exercised	—	(9)	1.95
Options cancelled	29	(48)	3.38

Balance at March 31, 2007	7,244	7,154	3.30	6.0	$2,132

Exercisable, March 31, 2007		4,517	$3.20	4.5	$2,098

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2007 and the exercise price of the underlying options.
Warrants
     The following table summarizes information about the Company’s outstanding and exercisable warrants at March 31, 2007 (shares in thousands):

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Of Shares	Life	Price
		(years)
$0.75-2.50	2	0.6	$0.79
2.51 - 17.84	350	0.9	4.58

$0.75-17.84	352	0.9	$4.55

     There were no warrants issued in the three months ended March 31, 2007.
Restricted Stock
     As of March 31, 2007, an aggregate of 29,680 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the three months ended March 31, 2007 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.
     During the quarter ended March 31, 2007, the Company expensed $21,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to un-vested restricted stock. The intrinsic value of the restricted stock outstanding at March 31, 2007 was $84,000.
     A summary of the Company’s restricted stock activity and related information for the quarter ended March 31, 2007 is as follows:

Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2006	29,680	$2.83
Granted	—	—
Exercised/vested	—	—
Forfeited/cancelled	—	—

Outstanding at March 31, 2007	29,680	$2.83

     Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock options and warrants. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator —income (loss):
Continuing operations	$146	$(254)
Discontinued operations	—	(248)

	146	(502)

Denominator:
Basic EPS —weighted-average shares	44,549	48,611
Effect of dilutive securities	811	—

Diluted EPS —adjusted weighted-average shares and assumed conversions	45,360	48,611

Basic EPS:
Continuing operations	$0.00	$(0.01)
Discontinued operations	$—	$(0.01)

	$0.00	$(0.01)

Diluted EPS:
Continuing operations	$0.00	$(0.01)
Discontinued operations	$—	$(0.01)

	$0.00	$(0.01)

     Stock options and warrants to purchase the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the three months ended March 31, 2007 consists of net income (loss) and net unrealized gains on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$146	$(502)
Net unrealized gain on marketable securities	6	—

Total comprehensive income (loss)	$152	$(502)

C. Loss from Discontinued Operations
     In the first quarter of 2006, the Company recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”).
D. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in 2007 and 2008.
     Future minimum lease payments under all operating and capital leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2007	$950
2008	358

Total	$1,308

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The lease expires on January 11, 2008 with a base rent of $57,960 per month. The Company is in the process of negotiating a lease for space for its corporate headquarters in Boston, Massachusetts and expects to find a suitable location prior to the expiration of the lease.
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provides to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services will continue through March 31, 2009. As of March 31, 2007, the Company’s payable to Cerner was $1.2 million under the transition services agreement.
Agreements with Cerner
     In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business to Cerner and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”). In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provides for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments is being reduced by 1.25% per quarter until April 2009.
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
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2007.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2007.
E. Income Tax
  Provision
     In the three months ended March 31, 2007 and March 31, 2006, the Company recorded an income tax provision from continuing operations of $62,000 and $19,000, respectively. The income tax provision for 2006 and 2007 is primarily due to state tax liabilities.

  Uncertain tax positions
     In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.
     Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.
     As of January 1, 2007, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended March 31, 2007.
     The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended 2003, 2004, 2005 and 2006.
     As of January 1, 2007, the Company has accrued $67,500 of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties is $86,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
     During the period ended March 31, 2007, the Company acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred prior to release of this product will be amortized over the estimated life (approximately 7 years). The Company expects this product to be commercially available and will begin amortization of the product during fiscal 2007.

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
Overview
     AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series™ products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the Vision Series product family is AMICAS Insight SolutionsSM, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
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
     On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS, Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allow radiologists to access, archive and distribute diagnostic images for primary interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. Vision Series PACS also supports radiologists and other groups to distribute images and digital information to their customers—the referring physicians.
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
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our financial statements and accompanying notes, which we believe have been prepared in conformity with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowances for future returns, discounts and bad debts, tangible and intangible assets, deferred costs, income taxes, restructurings, commitments, contingencies, claims and litigation. We base our judgments and estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
     Management believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.
•	Revenue Recognition.

•	Accounts Receivable.

•	Long-lived Assets.

•	Goodwill Assets and Business Combinations.

•	Income Taxes.

•	Share-Based Payment.

     These policies are unchanged from those used to prepare the 2006 annual consolidated financial statements except for FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which the Company adopted effective January 1, 2007. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss FIN48 in Note E to our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements,’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company is currently evaluating if it will apply the voluntary fair value option to any of its financial assets and financial liabilities.

Results of Continuing Operations
Revenues

	Three Months Ended March 31,
	2007	Change	Change (%)	2006
	(dollars in thousands)
Maintenance and services	$9,208	$267	3.0%	$8,941

Percentage of total revenues	74.2%			64.0%

Software licenses and system sales	$3,225	$(1,805)	(35.9)%	$5,030

Percentage of total revenues	25.8%			36.0%

Total revenues	$12,433	$(1,538)	(11.0)%	$13,971

     We recognize software license revenues and system (computer hardware) sales upon execution of a master license agreement and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1.
Maintenance and services
      Maintenance and services revenues increased from $8.9 million for the three months ended March 31, 2006 to $9.2 million for the three months ended March 31, 2007. The increase in maintenance and services revenues of approximately $0.3 million is primarily due to an increase of $0.3 million in EDI services revenues and of $0.3 million in maintenance revenues offset by a decrease of implementation training services revenues of $0.3 million. The $0.3 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.
Software licenses and hardware sales
     Software license and systems sales decreased $1.8 million from $5.0 million in the first quarter of 2006 to $3.2 million for the three months ended March 31, 2007. This decrease was the result of lower volume of software license and system sales to new and existing customers, increased discounting and increases in software license and systems orders that were deferred due to revenue recognition policies under GAAP.
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

Cost of revenues

	Three Months Ended March 31,
	2007	Change	Change (%)	2006
	(dollars in thousands)
Maintenance and services	$3,992	$416	11.6%	$3,576

Percentage of maintenance and services revenues	43.4%			40.0%

Software licenses and hardware sales	$1,519	$(1,297)	(46.1%)	$2,816

Percentage of software licenses and hardware sales	47.1%			56.0%

Total cost of revenues	$5,511	$(881)	(13.8%)	$6,392

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third-party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. Cost of maintenance and services revenue increased from $3.6 million for the three months ended March 31, 2006 to $4.0 million for the same period in 2007. The increase of approximately $0.4 million is primarily the result of a $0.2 million increase in third-party consultant costs related to our product implementations and a $0.2 million increase in internal implementation costs.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. Total cost of software licenses and hardware sales decreased from $2.8 million for the three months ended March 31, 2006 to $1.5 million for the same period in 2007. The decrease of $1.3 million is primarily attributable to the decrease in sales of hardware. During the period ended March 31, 2007, we acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred prior to release of this product will be amortized over the estimated life (approximately 7 years). We expect this product to be commercially available and will begin amortization of the product during fiscal year 2007.
Operating expenses

	Three Months Ended March 31,
	2007	Change ($)	Change (%)	2006
	(dollars in thousands)
Selling, general and administrative	$5,377	$(800)	(13.0)%	$6,177

Percentage of total revenues	43.2%			44.2%

Research and development	$2,022	$(142)	(6.6)%	$2,164

Percentage of total revenues	16.3%			15.5%

Depreciation and amortization	$272	$(60)	(18.1)%	$332

Percentage of total revenues	2.2%			2.4%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses decreased from $6.2 million for the three months ended March 31, 2006 to $5.4 million for the same period in 2007. This reduction is the result of approximately $0.5 million in charges related to our previously disclosed services revenue inquiry in 2006 as well as reductions in other administrative expenses.
Research and development
     Research and development expense of $2.0 million in the first three months of 2007 represents an approximately $0.1 million expense decrease from $2.2 million for the same period in 2006. This decrease is primarily due to a decrease in overhead related to our internal development costs of $0.2 million.
Depreciation and amortization
     The decrease in depreciation and amortization of approximately $60 thousand from $332 thousand in 2006 to $272 thousand in 2007 is primarily due to assets that were fully depreciated during 2006.
Interest Income

	Three Months Ended March 31,
	2007	Change	Change (%)	2006
	(dollars in thousands)

Interest income	$957	$98	11.4%	$859
     The increase of approximately $0.1 million in interest income is primarily due to higher yields on our investments during the three months ended March 31, 2007.
Provision for income taxes
     In the three months ended March 31, 2007, we recorded an income tax provision of $62,000 attributed to continuing operations. The income tax provision is primarily due to state tax liabilities. Our projected effective income tax rate is 29.8 % for 2007. In the three months ended March 31, 2006, we recorded an income tax provision of $19,000 attributed to continuing operations and is also due primarily to state tax liabilities.
Gain from Sale of Discontinued Operations
     In the first quarter of 2006, we recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of our Medical Division.

Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Our cash and cash equivalent and marketable securities balance was $72.1 million as of March 31, 2007, as compared to $71.7 million as of December 31, 2006. Cash provided by operating activities for the first quarter of 2007 was $2.7 million.
     Cash used in investing activities for the first quarter of 2007 was $2.9 million, which consisted of $2.3 million to acquire certain ownership rights to IMAGINEradiology’s practice management software, $0.1 million for purchases of property and equipment and a $0.5 million net increase in marketable securities.
     Cash provided by financing activities for the first quarter of 2007 was approximately $17,000, received in connection with the exercise of stock options by certain employees.

     The following table summarizes, as of March 31, 2007, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations:

		March 31, 2007 –
	Total	December 31, 2007	2008	Thereafter
	(dollars in thousands)
Operating Leases	$1,308	$950	$358	$—

Other Commitments	5,141	2,021	2,496	624

Total	$6,449	$2,971	$2,854	$624

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The lease expires on January 11, 2008 with a base rent of $57,960 per month. The Company is in the process of negotiating a lease for its corporate headquarters in Boston, Massachusetts and expects to find a suitable location prior to the expiration of the lease.
     On January 3, 2005, we entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, we provided to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provided services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of the services we provide extended through April 30, 2006 and certain Cerner-provided services extend through March 31, 2009.
     In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee that the Company shall pay Cerner will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. to Cerner. The Company committed to minimum quarterly volumes and paid a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments is being reduced by 1.25% per quarter until April 2009. The Company is also committed to paying Cerner approximately $0.2 million per year through April 2007 for certain EDI services.
     In connection with our employee savings plans, we are committed, for the 2007 plan year, to contribute to the plans. The matching contribution for 2007 is estimated to be approximately $0.5 million and will be made in cash.
     We anticipate capital expenditures of approximately $1.5 million for 2007.
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
     As of March 31, 2007, we held approximately $7.1 million in cash and cash equivalents and $65.0 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $65.0 million at March 31, 2007. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $254,000.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2006, was included in our Annual Report on Form 10-K for the year-end December 31, 2006. In the report, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We recorded revenues of $49.4 million in 2006 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect receivables or provide future services, which could negatively impact the results of our operations. At March 31, 2007, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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
     We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, is reasonably likely to materially affect, our internal control our financial reporting. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.
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

Item 6. Exhibits
(a) Exhibits
The exhibits that are in this report immediately follow the exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2007.

AMICAS, Inc.

By:	/s/ Joseph D. Hill

Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith