Form 10-Q
period 2007-06-30
AMICAS, Inc.
filed 2007-08-09
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August x, 2007 there were 44,773,431 shares of the registrant’s common stock, $.001 par value, outstanding.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$10,823	$7,331
Marketable securities	63,168	64,436
Accounts receivable, net of allowances of $708 and $1,050, respectively	11,780	11,387
Computer hardware held for resale	63	94
Prepaid expenses and other current assets	3,829	4,635

Total current assets	89,663	87,883

Property and equipment, less accumulated depreciation and amortization of $6,478 and $6,155, respectively	1,310	1,369
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $7,013 and $6,035, respectively	8,987	7,665
Other intangible assets, less accumulated amortization of $1,529 and $1,316, respectively	1,871	2,084
Other assets	540	557

Total Assets	$129,684	$126,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,708	$7,155
Accrued employee compensation and benefits	1,312	897
Deferred revenue, including unearned discounts of $328 and $336, respectively	12,022	10,867

Total current liabilities	21,042	18,919

Other liabilities, primarily unearned discounts re: outsourced printing services	235	397

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,183,887 and 51,066,966 issued, respectively	51	51
Additional paid-in capital	227,979	226,764
Accumulated other comprehensive loss	(33)	(4)
Accumulated deficit	(97,950)	(97,616)
Treasury stock, at cost, 6,523,392 shares	(21,640)	(21,640)

Total stockholders’ equity	108,407	107,555

Total liabilities and stockholders’ equity	$129,684	$126,871

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Maintenance and services	$9,583	$9,226	$18,791	$18,167
Software licenses and system sales	2,919	2,994	6,144	8,024

Total revenues	12,502	12,220	24,935	26,191

Costs and expenses
Cost of revenues:
Maintenance and services (a)	4,194	3,702	8,186	7,278
Software licenses and system sales, including amortization of software costs of $476, $489, $979 and $979, respectively	1,670	1,389	3,189	4,205
Selling, general and administrative (b)	5,480	5,056	10,857	11,233
Research and development (c)	2,278	2,291	4,300	4,455
Depreciation and amortization	264	315	536	647

	13,886	12,753	27,068	27,818

Operating loss	(1,384)	(533)	(2,133)	(1,627)
Interest income	930	928	1,887	1,787

Income (loss) from continuing operations, before income taxes	(454)	395	(246)	160
Provision for income taxes	26	76	88	95

Income (loss) from continuing operations	(480)	319	(334)	65
Loss on sale of discontinued operations, net of taxes of $0, $0, $0 and $248, respectively	—	—	—	(248)

Net income (loss)	$(480)	$319	$(334)	$(183)

Earnings (loss) per share
Basic:
Continuing operations	$(0.01)	$0.01	$(0.01)	$0.00
Discontinued operations	—	—	—	(0.01)

	$(0.01)	$0.01	$(0.01)	$(0.00)

Diluted:
Continuing operations	$(0.01)	$0.01	$(0.01)	$0.00
Discontinued operations	—	—	—	(0.00)

	$(0.01)	$0.01	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic	44,568	45,275	44,559	48,089
Diluted	44,568	46,538	44,559	49,666

(a)	– includes $27,000, $8,000, $48,000 and $23,000 in stock-based compensation expense for the three and six months ended June 30, 2007 and June 30, 2006, respectively.

(b)	– includes $0.4 million, $0.4 million, $0.9 million and $0.8 million in stock-based compensation expense for the three and six months ended June 30, 2007 and June 30, 2006, respectively.

(c)	– includes $71,000, $42,000, $133,000 and $87,000 in stock-based compensation expense for the three and six months ended June 30, 2007 and June 30, 2006 respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Income (Loss) from continuing operations	$(334)	$65
Gain from discontinued operations	—	(248)

Net loss	(334)	(183)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	538	647
Provisions for (recoveries from) bad debts	(341)	68
Amortization of software development costs	979	979
Non-cash stock compensation expense	1,034	914
Changes in operating assets and liabilities:
Accounts receivable	(52)	1,557
Computer hardware held for resale, prepaid expenses and other	854	(685)
Accounts payable and accrued expenses	968	(3,914)
Deferred revenue including unearned discount	993	1,776
Other	—	57

Cash provided by operating activities	4,639	1,216

Investing activities
Purchases of property and equipment	(264)	(384)
Purchase of software	(2,300)	—
Purchases of held-to-maturity securities	(44,592)	(17,163)
Maturities of held-to-maturity securities	44,174	—
Purchases of available-for-sale securities	(13,587)	(17,497)
Sales of available-for-sale securities	15,240	2,997

Cash used in investing activities	(1,329)	(32,047)

Financing activities
Repurchase of company stock .	—	(12,140)
Exercise of stock options and warrants	182	1,051

Cash provided by (used in) financing activities	182	(11,089)

Increase (decrease) in cash and cash equivalents	3,492	(41,920)
Cash and cash equivalents at beginning of period	7,331	82,214

Cash and cash equivalents at end of period	$10,823	$40,294

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$60	$2,362
Non-cash investing:
Unrealized loss on available-for-sale securities	$29	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Revenue Recognition
     We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” (“SOP 81-1”) and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system

(computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we occasionally include acceptance provisions, which give the customer the right to accept or reject the product after we ship it. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.
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
     As of June 30, 2007, marketable securities consisted of the following, in thousands:

	June 30, 2007
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$27,455	$2	$(14)	$27,443
Federal agency obligations	8,255	—	(20)	8,235

Total	$35,710	$2	$(34)	$35,678

	June 30, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$20,090	$43	$(1)	$20,132
Certificates of deposit	7,400	—	(6)	7,394

Total	$27,491	$43	$(7)	$27,526

     Available for sale securities are recorded at fair value of $35.7 million as of June 30, 2007, and held to maturity securities are recorded at amortized cost of $27.5 million, resulting in total marketable securities of $63.2 million.
     The contractual maturities of our available-for-sale securities are as follows:
Contractual maturities of available-for-sale securities

June 30,
2007
Due within one year	$8,001
Due between one to five years	10,236
Due between five to ten years	3,241
Due after 10 years	14,200

Total	$35,678

Share-Based Payment
     The Company adopted SFAS 123(R) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
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
     Under the provisions of SFAS 123R, the Company recorded $510,000 and $455,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 and June 30, 2006, respectively. During the six months ended June 30, 2007 and June 30, 2006, the Company recorded stock-based compensation expense of $1,034,000 and $914,000, respectively.
     The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the three and six months ended June 30, 2007 and June 30, 2006, the Company used the following assumptions:

	Stock Option Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Average risk-free interest rate	4.61%	5.07%	4.76%	4.89%
Expected dividend yield	—	—	—	—
Expected stock price volatility	45.0%	41.7%	45.0%	41.7%
Weighted average expected life (in years)	4.8	5.0	5.5	4.9
Weighted average fair value	$1.34	$1.35	$1.43	$1.72
     During the three and six months ended June 30, 2006, the weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $1.42 using the following assumptions:

	Stock Purchase Plan
	Period ended June 30, 2006
	Three Months	Six Months
	Ended	Ended

Average risk-free interest rate	4.47%	4.47%
Expected dividend yield	—	—
Expected stock price volatility	41.7%	41.7%
Weighted average expected life (in years)	0.5	0.5
     For the three and six months ended June 30, 2007, the Company did not issue any shares of common stock under the Employee Stock Purchase Plan, as there were no remaining shares available for issuance. The Company expects to resume the Employee Stock Purchase plan beginning August 1, 2007 as 750,000 shares of common stock were approved for issuance under to the Employee Stock Purchase Plan on June 5, 2007 at the annual meeting of the Company’s stockholders.
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
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3.5% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of June 30, 2007 and June 30, 2006 was $4.0 million and $4.8 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.5 years and 2.4 years, respectively.
     The following table summarizes activity under all stock option plans for the six months ended June 30, 2007 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2006	7,745	6,681	$3.32	5.97	$2,427
Options granted	(933)	909	2.98
Options exercised	0	(93)	1.94
Shares allocated to ESPP	(750)
Options cancelled	60	(86)	3.34
Balance at June 30, 2007	6,122	7,411	3.30	5.97	$4,989

Exercisable, June 30, 2007		4,713	$3.24	4.5	$4,041

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2007 and the exercise price of the underlying options.
Warrants
     The following table summarizes information about the Company’s outstanding and exercisable warrants at June 30, 2007 (shares in thousands):

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Of Shares	Life	Price
		(years)
$0.75-2.50	2	0.4	$0.79
2.51 - 17.84	350	0.6	4.58

$0.75-17.84	352	0.6	$4.55

     There were no warrants issued during the six months ended June 30, 2007.
Restricted Stock
     As of June 30, 2007, an aggregate of 53,115 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant and the date the director completes a full term as a director. During the quarter ended June 30, 2007, 29,680 restricted shares outstanding became unrestricted as all directors completed their full terms as directors. On June 5, 2007, the Company held its annual meeting and a total of 23,435 restricted shares were granted to the directors based on their re-elections to the board at that meeting. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the three months ended June 30, 2007 for restricted stock is based on the proportionate share of the service period. The cost of approximately $75,000 is expected to be recognized over an estimated weighted-average amortization period of 12 months when the restrictions lapse.
     During the quarter ended June 30, 2007, the Company expensed $12,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to un-vested restricted stock. The intrinsic value of the restricted stock outstanding at June 30, 2007 was $75,000.
     A summary of the Company’s restricted stock activity and related information for the quarter ended June 30, 2007 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2006	29,680	$2.83
Granted	23,435	3.20
Unrestricted	(29,680)	2.83

Restricted at June 30, 2007	23,435	$3.20

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator —income (loss):
Continuing operations	$(480)	$319	$(334)	$65
Discontinued operations	—	—	—	(248)

	(480)	319	(334)	(183)

Denominator:
Basic EPS —weighted-average shares	44,568	45,275	44,559	48,089
Effect of dilutive securities	—	5,578	—	1,577

Diluted EPS —adjusted weighted-average shares and assumed conversions	44,568	46,538	44,559	49,666

Basic EPS:
Continuing operations	$(0.01)	$0.01	$(0.01)	$0.00
Discontinued operations	—	0.00	—	$(0.01)

	$(0.01)	$0.01	$(0.01)	$(0.00)

Diluted EPS:
Continuing operations	$(0.01)	$0.01	$(0.01)	$0.00
Discontinued operations	—	0.00	—	$(0.00)

	$(0.01)	$0.01	$(0.01)	$(0.00)

     Stock options and warrants to purchase the Company’s common stock of 45,503 and 45,435 for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the six months ended June 30, 2007 consists of net income (loss) and net unrealized gains on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Net loss	$(334)	$(183)
Net unrealized loss on marketable securities	(29)	—

Total comprehensive loss	$(363)	$(183)

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations .
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company is currently evaluating whether it will apply the voluntary fair value option to any of its financial assets or financial liabilities.
C. Loss from Discontinued Operations
     For the six months ended June 30, 2006, the Company recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”).
D. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in 2007 and 2008.
Future minimum lease payments under all operating leases with non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2007	$632
2008	359

Total	$991

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The lease expires on January 11, 2008 with a base rent of $57,960 per month. The Company is in the process of negotiating a lease for space for its corporate headquarters in Boston, Massachusetts and expects to find a suitable location prior to the expiration of the lease.
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provides to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services will continue through March 31, 2009. As of June 30, 2007, the Company’s payable to Cerner was $1.0 million under the transition services agreement.
Agreements with Cerner
     In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”). In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee will range from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provided for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitment is being reduced by 1.25% per quarter until April 2009.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2007 plan year, to contribute to the plans. The matching contribution for 2007 is estimated to be approximately $0.5 million and will be made in cash on a quarterly basis.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2007.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2007.
E. Income Tax
  Provision
     In the three and six months ended June 30, 2007, the Company recorded an income tax provision from continuing operations of $26,000 and $88,000, respectively, as compared to an income tax provision from continuing operations of $76,000 and $95,000, respectively, in the three and six months ended June 30, 2006. The income tax provision for the three and six months ended June 30, 2007 and June 30, 2006 is primarily due to state tax liabilities.
  Uncertain tax positions
     In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to the adoption of FIN 48.
     As of January 1, 2007, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended June 30, 2007.
     The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended 2003, 2004, 2005 and 2006.
     As of January 1, 2007, the Company has accrued $67,500 of interest and penalties related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest and penalties is $113,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
     In the first quarter of 2007, the Company acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred prior to release of this product will be amortized over the estimated life (generally 7 years). The Company expects this product to be commercially available, and it will begin amortization of the product during fiscal year 2007.

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
     On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004. The consolidated statements of operations have been prepared to present the results of the Medical Division as discontinued operations. We changed our name to AMICAS, Inc. on January 3, 2005.
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

     These policies are unchanged from those used to prepare the 2006 annual consolidated financial statements except for FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which the Company adopted effective January 1, 2007. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss FIN48 in Note E to the accompanying Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations .
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. We are currently evaluating whether we will apply the voluntary fair value option to any of our financial assets and financial liabilities .

AMICAS, Inc.
Results of Continuing Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Maintenance and services	$9,583	$357	3.9%	$9,226	$18,791	$624	3.4%	$18,167

Percentage of total revenues	76.7%			75.5%	75.4%			69.4%

Software licenses and system sales	$2,919	$(75)	(2.5%)	$2,994	$6,144	$(1,880)	(23.4)%	$8,024

Percentage of total revenues	23.3%			24.5%	24.6%			30.6%

Total revenues	$12,502	$282	2.3%	$12,220	$24,935	$(1,256)	(4.8)%	$26,191

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
Maintenance and services
     Maintenance and services revenues increased from $9.2 million for the three months ended June 30, 2006 to $9.6 million for the three months ended June 30, 2007. The increase in maintenance and services revenues of approximately $0.4 million is primarily due to an increase of $0.2 million in EDI services revenues and of $0.2 million in maintenance revenues. The $0.2 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.
     Maintenance and services revenues were $18.8 million for the six months ended June 30, 2007, compared to $18.2 million for the six months ended June 30, 2006. The increase in maintenance and services revenues of approximately $0.6 million was primarily due to an increase of $0.5 million in EDI services revenues offset by a decrease of implementation and training services revenues of $0.4 million, and an increase of $0.4 million in maintenance revenues. The $0.4 million increase in maintenance revenues is the result of an increase in the installed base of our customers.
Software licenses and hardware sales
     Software license and systems sales decreased $0.1 million from $3.0 million in the second quarter of 2006 to $2.9 million for the three months ended June 30, 2007. This decrease was the result of lower volume of software license and system sales.

AMICAS, Inc.
     Software license and systems revenue was $6.1 million for the six months ended June 30, 2007, compared to $8.0 million for the six months ended June 30, 2006. The decrease of $1.9 million was the result of lower volume of software license and system sales to new and existing customers, increased discounting and increases in software license and systems orders that were deferred due to revenue recognition policies under GAAP.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. Our current revenues include contracts which extend over a period of up to five years, and revenue recognition on these contracts generally extends over the life of the contract. We expect new contracts in the future to contain similar provisions. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, Vision Series PACS, Vision Series RIS, Vision Series Financials and document management software. Due to these and other factors, our revenues and operating results are very difficult to forecast.
Cost of revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Maintenance and services	$4,194	$492	13.3%	$3,702	$8,186	$908	12.5%	$7,278
Percentage of maintenance and services revenues	43.8%			40.1%	43.6%			40.1%

Software licenses and hardware sales	$1,670	$281	20.2%	$1,389	$3,189	$(1,016)	(24.2)%	$4,205
Percentage of software licenses and hardware sales	57.2%			46.4%	51.9%			52.4%

Total cost of revenues	$5,864	$773	15.2%	$5,091	$11,375	$(108)	(0.9%)	$11,483

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
     Cost of maintenance and services revenue increased from $3.7 million for the three months ended June 30, 2006 to $4.2 million for the same period in 2007. The increase of approximately $0.5 million is primarily the result of a $0.3 million increase in third party costs which is primarily EDI related transaction costs and a $0.2 million increase in internal implementation costs.
     Cost of maintenance and services revenue increased from $7.3 million for the six months ended June 30, 2006 to $8.2 million for the same period in 2007. The increase of approximately $0.9 million is primarily the result of a $0.5 million increase in third party costs including $0.4 million in EDI related transaction costs, an $0.1 million decrease in maintenance costs and an $0.2 million increase in third party implementation costs as well as a $0.4 million increase in internal implementation costs.

AMICAS, Inc.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
     Total cost of software licenses and hardware sales increased from $1.4 million for the three months ended June 30, 2006 to $1.7 million for the same period in 2007. The increase of $0.3 million is primarily attributable to the increase in third party software costs.
     Total cost of software licenses and hardware decreased from $4.2 million to $3.2 million for the six months ended June 30, 2006 and 2007, respectively. The decrease of $1.0 million is primarily the result of a decrease in the cost of sales related to hardware.
     During the six month period ended June 30, 2007, we acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred prior to release of this product will be amortized over the estimated life (generally 7 years). We expect this product to be commercially available and will begin amortization of the product during fiscal year 2007.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Selling, general and administrative	$5,480	$424	8.4%	$5,056	$10,857	$(376)	(3.3%)	$11,233

Percentage of total revenues	43.8%			41.4%	43.5%			42.9%

Research and development	$2,278	$(13)	(0.6%)	$2,291	$4,300	$(155)	(3.5%)	$4,455

Percentage of total revenues	18.2%			18.7%	17.2%			17.0%

Depreciation and amortization	$264	$(51)	(16.2%)	$315	$536	$(111)	(17.2%)	$647

Percentage of total revenues	2.1%			2.6%	2.1%			2.5%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
     Selling, general and administrative expenses increased from $5.1 million for the three months ended June 30, 2006 to $5.5 million for the same period in 2007. This increase is the result of approximately $0.5 million in personnel costs offset by reductions in other administrative expenses.
     Selling, general and administrative expenses decreased from $11.2 million in the six months ended June 30, 2006 to $10.9 million in the six months ended June 30, 2007. We incurred approximately $0.5 million in charges related to our services revenue inquiry during 2006 offset by increases of approximately $0.9 million in

AMICAS, Inc.
our selling, general and administrative costs due primarily to increased personnel costs in the six months ended June 30, 2007.
Research and development
     Research and development expense was approximately $2.3 million in the three months ended June 30, 2007 and June 30, 2006. For the six months ended June 30, 2007, research and development decreased to $4.3 million from $4.5 million for the same period in 2006. This decrease is primarily due to a decrease in overhead costs related to internal development costs of approximately $0.2 million.
Depreciation and amortization
     Depreciation and amortization decreased approximately $51 thousand from $315 thousand in 2006 to $264 thousand in 2007, and $111 thousand from $647 thousand in the six months ended June 30, 2006 to $536 thousand in the six months ended June 30, 2007. The decrease is primarily due to assets that were fully depreciated during 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Interest income	$930	$2	0.2%	$928	$1,887	$100	5.6%	$1,787
     Interest income remained flat for the three months ended June 30, 2007 versus June 30, 2006. The increase of approximately $0.1 million in interest income is primarily due to higher yields on our investments during the six months ended June 30, 2007 versus six months ended June 30, 2006.
Provision for income taxes
     In the three and six months ended June 30, 2007, we recorded an income tax provision from continuing operations of $26,000 and $88,000, respectively, as compared to an income tax provision of $76,000 and $95,000, respectively in the three and six months ended June 30, 2006. Our projected effective income tax rate is 35.8% for 2007. The income tax provision is primarily due to the effect of state tax liabilities.
Loss from Sale of Discontinued Operations
     In the first quarter of 2006, the Company recorded a $0.2 million loss from discontinued operations which represents additional income taxes related to the sale of the Medical Division.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Our cash, cash equivalents and marketable securities balance was $74.0 million as of June 30, 2007, compared to $71.7 million as of December 31, 2006. Cash provided by operating activities for the six months ended June 30, 2007 was $4.6 million.

AMICAS, Inc.
     Cash used in investing activities for the first quarter of 2007 was $1.3 million, which consisted of $2.3 million to acquire certain ownership rights to IMAGINEradiology’s practice management software, $0.3 million for purchases of property and equipment offset by a $1.3 million net decrease in marketable securities.
     Cash provided by financing activities for the first quarter of 2007 was approximately $182,000, received in connection with the exercise of stock options by certain employees.
     The following table summarizes, as of June 30, 2007, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations:

		July 1, 2007 –
	Total	December 31, 2007	2008	Thereafter
	(dollars in thousands)
Operating Leases	$991	632	$359	$—
Other Commitments	5,357	1,541	2,784	1,032

Total	$6,348	$2,173	$3,143	$1,032

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The lease expires on January 11, 2008 with a base rent of $57,960 per month. The Company is in the process of negotiating a lease for its corporate headquarters in Boston, Massachusetts and expects to find a suitable location prior to the expiration of the lease.
     On January 3, 2005, we entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, we provided to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provided services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of the services we provided extended through April 30, 2006 and certain Cerner-provided services extend through March 31, 2009.
     In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee that the Company pays Cerner ranges from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. to Cerner. The Company committed to minimum quarterly volumes and paid a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. The Company’s commitment to pay Cerner approximately $0.2 million per year for certain EDI services ended in April 2007.
     In connection with our employee savings plans, we are committed, for the 2007 plan year, to make matching contributions to the plans. The matching contribution for 2007 is estimated to be approximately $0.5 million and will be made in cash on a quarterly basis.
     We anticipate capital expenditures of approximately $1.5 million for 2007.
     To date, the overall impact of inflation on us has not been material.

AMICAS, Inc.
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
     As of June 30, 2007, we held approximately $10.8 million in cash and cash equivalents and $63.2 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $63.2 million at June 30, 2007. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 8% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $273,000.

AMICAS, Inc.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2006, was included in our Annual Report on Form 10-K for the year-end December 31, 2006. In the report, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

AMICAS, Inc.
million and $10.7 million, respectively, for the years ended December 31, 2006, 2005, 2004 and 2003, and income of $4.0 million for the year ended December 31, 2002.
     Our operating results have been and/or may be influenced significantly by factors such as:
•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the information technology-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	rates and timing of customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees.
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
If our new and existing products, including product upgrades, and services do not achieve and maintain sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

AMICAS, Inc.
     The success of our business depends and will continue to depend in large part on the market acceptance of:
•	existing products and services, such as our Vision Series suite of products, and related product and service offerings;

•	new products and services including AMICAS Office Solutions, Insight Dashboards, Vision Reach, Vision Series Financials and Radstream; and

•	enhancements to our existing products, support and services including Vision Series RIS and Vision Series PACS.
     There can be no assurance that our customers will accept any of these products, product upgrades, support or services. In addition, even if our customers accept our products and services initially, we cannot assure you that they will continue to purchase our products and services at levels that are consistent with, or higher than, past quarters. Customers may significantly reduce their relationships with us or choose not to expand their relationship with us. In addition, any pricing strategy that we implement for any of our products, product upgrades, or services may not be economically viable or acceptable to our target markets. Failure to achieve or to sustain significant penetration in our target markets with respect to any of our products, product upgrades, or services could have a material adverse effect on our business.
     Achieving and sustaining market acceptance for our products, product upgrades and services is likely to require substantial marketing and service efforts and the expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional sales and customer service personnel. There can be no assurance that the revenue opportunities for our new products, product upgrades and services will justify the amounts that we spend for their development, marketing and rollout.
     If we are unable to sell our new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If anticipated software sales and services do not materialize, or if we lose customers or experience significant declines in orders from our customers, our revenues would decrease over time due to the combined effects of attrition of existing customers and a shortfall in new client additions.
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

AMICAS, Inc.
     We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, which could cause us to lose customers. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, or losses in customers reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results, cash flows and financial condition.
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
We rely on some of our existing customers to serve as reference sites for us in developing and expanding relationships with other customers and potential customers, and if the customers who serve as reference sites become unwilling to do so, our ability to obtain new customers or to expand customer relationships could be materially harmed.
     As an integral part of the process of establishing new client relationships and expanding existing relationships, we rely on current clients who agree to serve as reference sites for potential customers of our products and services. The reference sites allow potential customers to observe the operation of our products and services in a true-to-life environment and to ask questions of actual customers concerning the functionality, features and benefits of our product and service offerings. We cannot assure you that the sites that we currently have will continue to be willing to serve as reference sites, nor that the availability of the reference sites will be successful in establishing or expanding relationships with existing or new customers. If we lose reference sites and are unable to establish new ones in a timely manner, this could have a material adverse effect on our business and results of operations.
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

AMICAS, Inc.
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
     The products and services that we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in prior, current or future versions, or enhancements of our products and services. We also cannot assure you that our products and services will not experience partial or complete failure, especially with respect to our new product or service offerings. It is also possible that as a result of any of these errors and/or failures, our customers may suffer loss of data. The loss of business, medical, diagnostic, or patient data or the loss of the ability to process data for any length of time may be a significant problem for some of our customers who have time-sensitive or mission-critical practices. We could face breach of warranty or other claims or additional development costs if our software contains errors, if our customers suffer loss of data or are unable to process their data, if our products and/or services experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Even if these claims do not result in our having any liability, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or reduce market acceptance of our products and services, including unrelated products and services. Such errors, failures or claims could also cause us to lose customers or to experience significant decreases in orders from existing customers, and could materially adversely affect our business, revenues, operating results, cash flows and financial condition.
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

AMICAS, Inc.
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

AMICAS, Inc.
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

AMICAS, Inc.
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

AMICAS, Inc.
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
We depend on partners/suppliers for delivery of electronic data interchange (e.g., insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services, third-party software or software or hardware components of our offerings, and sales lead generation. Any failure, inability or unwillingness of these suppliers to perform these services or provide their products could negatively impact on our customers satisfaction and our revenues.
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

AMICAS, Inc.
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
     We recorded revenues of $24.9 million for the six months ended June 30, 2007 and $49.4 million in 2006 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect receivables or provide future services, which could negatively impact the results of our operations. At June 30, 2007, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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

AMICAS, Inc.
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

AMICAS, Inc.
ITEM 4. Submission Of Matters To A Vote Of Security Holders
     We held our Annual Meeting of Stockholders on June 5, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter.
1.	To elect six members of the Board of Directors to serve until the 2008 Annual Meeting of Stockholders.

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining

Phillip M. Berman, M.D.	41,213,375	—	4,515,065
Stephen J. DeNelsky	41,601,780	—	4,126,660
Stephen N. Kahane, M.D., M.S.	41,211,440	—	4,517,000
Stephen J. Lifshatz	41,698,045	—	4,030,395
David B. Shepherd	41,692,410	—	4,036,030
John J. Sviokla	41,689,202	—	4,039,238
2.	To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

	Number of Shares
For	Against	Abstaining
44,239,298 Broker Non Votes — 0	1,433,533	55,609
3.	To approve the 2007 Employee Stock Purchase Plan.

	Number of Shares
For	Against	Abstaining
22,567,764 Broker Non Votes – 17,457,890	4,279,796	1,422,990

AMICAS, Inc.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

AMICAS, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2007.

AMICAS, Inc.
By:	/s/ Joseph D. Hill
Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer

37