Form 10-Q/A
period 2007-06-30
AMICAS, Inc.
filed 2007-08-10
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2007 there were 44,773,431 shares of the registrant’s common stock, $.001 par value, outstanding.

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, originally filed with the SEC on August 9, 2007, is being filed solely for the purpose of correcting an inadvertent typographical error appearing on the cover page. The date to report the shares of our common stock outstanding was reported as August x, 2007. It has been corrected to report August 7, 2007. This page has been corrected and is included in this filing.

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