Form 10-Q
period 2007-09-30
AMICAS, Inc.
filed 2007-11-09
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of November 8, 2007 there were 44,773,431 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
AMICAS, Vision Series, Rad Stream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

Part I. Financial Information
Item 1. Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$7,778	$7,331
Marketable securities	67,337	64,436
Accounts receivable, net of allowances of $752 and $1,050, respectively	11,536	11,387
Computer hardware held for resale	102	94
Prepaid expenses and other current assets	3,645	4,635

Total current assets	90,398	87,883

Property and equipment, less accumulated depreciation and amortization of $6,671 and $6,155, respectively	1,222	1,369
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $7,502 and $6,035, respectively	8,498	7,665
Other intangible assets, less accumulated amortization of $1,636 and $1,316, respectively	1,764	2,084
Other assets	552	557

Total assets	$129,747	$126,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,920	$7,155
Accrued employee compensation and benefits	1,369	897
Deferred revenue, including unearned discounts of $0 and $336, respectively	10,866	10,867

Total current liabilities	20,155	18,919

Other liabilities, primarily unearned discounts re: outsourced printing services	—	397

Commitments and contingencies (NOTE D)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized, 51,296,823 and 51,066,966 shares issued, respectively	51	51
Additional paid-in capital	228,725	226,764
Accumulated other comprehensive income (loss)	32	(4)
Accumulated deficit	(97,576)	(97,616)
Treasury stock, at cost, 6,523,392 shares	(21,640)	(21,640)

Total stockholders’ equity	109,592	107,555

Total liabilities and stockholders’ equity	$129,747	$126,871

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Maintenance and services	$9,739	$9,100	$28,530	$27,267
Software licenses and system sales	3,562	2,702	9,706	10,726

Total revenues	13,301	11,802	38,236	37,993

Costs and expenses
Cost of revenues:
Maintenance and services (a)	4,149	3,827	12,335	11,105
Software licenses and system sales, including amortization of software costs of $489, $489, $1,468 and $1,468, respectively	1,971	2,015	5,160	6,220
Selling, general and administrative (b)	5,290	4,671	16,147	15,904
Research and development (c)	2,112	2,175	6,412	6,630
Depreciation and amortization	300	297	836	944

	13,822	12,985	40,890	40,803

Operating loss	(521)	(1,183)	(2,654)	(2,810)
Interest income	992	978	2,879	2,765

Income (loss) from continuing operations, before income taxes	471	(205)	225	(45)

Provision for (Benefit from) income taxes	97	(32)	185	63

Income (loss) from continuing operations	374	(173)	40	(108)
(Loss) gain on sale of discontinued operations, net of taxes $0, $478, $0 and $248, respectively	—	478	—	230

Net income	$374	$305	$40	$122

Earnings (loss) per share
Basic:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.00)
Discontinued operations	—	0.01	—	0.00

	$0.01	$0.01	$0.00	$0.00

Diluted:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.00)
Discontinued operations	—	0.01	—	0.00

	$0.01	$0.01	$0.00	$0.00

Weighted average number of shares outstanding
Basic	44,762	45,114	44,627	47,087
Diluted	45,663	45,114	45,504	47,087

(a)	– includes $29,000, $14,000, $77,000 and $37,000 in stock-based compensation expense for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.

(b)	– includes $0.4 million, $0.4 million, $1.3 million and $1.2 million in stock-based compensation expense for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.

(c)	– includes $67,000, $54,000, $0.2 million and $0.1 million in stock-based compensation expense for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities
Income (Loss) from continuing operations	$40	$(108)
Gain from discontinued operations	—	230

Net income	40	122

Adjustments to reconcile net income to cash provided by operating activities:
Gain from sale of discontinued operations	—	(230)
Depreciation and amortization	837	944
Provisions for bad debts, returns and discounts	84	542
Gain on sale of fixed assets	—	(6)
Amortization of software development costs	1,468	1,468
Non-cash stock compensation expense	1,548	1,381
Changes in operating assets and liabilities:
Accounts receivable	(233)	3,281
Computer hardware held for resale, prepaid expenses and other	986	(3,235)
Accounts payable and accrued expenses	1,237	(4,106)
Deferred revenue including unearned discount	(398)	1,295
Tax benefit from change in valuation allowance and other	—	443

Cash provided by operating activities	5,569	1,899

Investing activities
Purchases of property and equipment	(369)	(603)
Purchase of software	(2,300)	—
Proceeds from sale of assets	—	6
Purchases of held-to-maturity securities	(72,820)	(45,660)
Maturities of held-to-maturity securities	67,300	14,439
Purchases of available-for-sale securities	(26,886)	(37,503)
Sales of available-for-sale securities	29,540	7,897

Cash used in investing activities	(5,535)	(61,424)

Financing activities
Repurchase of common stock	—	(14,158)
Exercise of stock options and warrants	413	1,453

Cash provided by (used in) financing activities	413	(12,705)

Increase (decrease) in cash and cash equivalents	447	(72,230)
Cash and cash equivalents at beginning of period	7,331	82,214

Cash and cash equivalents at end of period	$7,778	$9,984

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$70	$2,374
Non-Cash Investing:
Unrealized gain on available-for-sale securities	36	12
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Revenue Recognition
     We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” (“SOP 81-1”), the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), and Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system

(computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we occasionally include acceptance provisions, which give the customer the right to accept or reject the product after we ship it. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.
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
     As of September 30, 2007, marketable securities consisted of the following, in thousands:

	September 30, 2007
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$29,433	$4	$(16)	$29,421
Federal agency obligations	8,256	44	—	8,300

Total	$37,689	$48	$(16)	$37,721

	September 30, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$17,716	$19	$(3)	$17,732
Certificates of deposit	11,900	2	(3)	11,899

Total	$29,616	$21	$(6)	$29,631

     Available for sale securities are recorded at fair value of $37.7 million as of September 30, 2007, and held to maturity securities are recorded at amortized cost of $29.6 million, resulting in total marketable securities of $67.3 million.
The contractual maturities of our available-for-sale securities are as follows:

September
30, 2007

Due within one year	$6,796
Due between one to five years	4,989
Due between five to ten years	2,236
Due after 10 years	23,700

Total	$37,721

     All of our held to maturity securities are expected to mature within one year and accordingly are classified as short term in the accompanying balance sheet.
Share-Based Payment
     The Company adopted SFAS 123(R) “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
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

     Under the provisions of SFAS 123R, the Company recorded $514,000 and $467,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2007 and September 30, 2006, respectively. During the nine months ended September 30, 2007 and September 30, 2006, the Company recorded stock-based compensation expense of $1,548,000 and $1,380,000, respectively.
     The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the three and nine months ended September 30, 2007 and September 30, 2006, the Company used the following assumptions:

	Stock Option Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average risk-free interest rate	4.47%	4.92%	4.72%	4.89%
Expected dividend yield	—	—	—	—
Expected stock price volatility	44.4%	41.7%	45.0%	41.7%
Weighted average expected life (in years)	4.7	5.6	5.4	5.0
Weighted average fair value	$1.35	$1.41	$1.42	$1.70
     In the quarter ended September 30, 2007, the offering period for the 2007 Employee Stock Purchase Plan commenced. During the three and nine months ended September 30, 2007 and September 30, 2006, respectively, the weighted average fair value of the shares subject to purchase under the Company’s employee stock purchase plan was $0.89, $0.89, $1.42, and $1.42, respectively using the following assumptions:

	September 30, 2007		September 30, 2006
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended

Average risk-free interest rate	4.47%	4.47%	4.47%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	44.4%	44.4%	41.7%	41.7%
Weighted average expected life (in years)	0.5	0.5	0.5	0.5
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
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3.8% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of September 30, 2007 and September 30, 2006 was $3.6 million and $4.2 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.4 years.
     The following table summarizes activity under all stock option plans for the nine months ended September 30, 2007 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2006	7,745	6,681	$3.32	5.97	$2,427
Options granted	(1,098)	1,098	3.00
Options exercised	0	(233)	2.03
Shares allocated to ESPP	(750)
Options cancelled	80	(136)	3.58

Balance at September 30, 2007	5,977	7,410	3.31	5.78	$2,234

Exercisable, September 30, 2007		4,833	$3.28	4.41	$2,180

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2007 and the exercise price of the underlying options.
Warrants
     The following table summarizes information about the Company’s outstanding and exercisable warrants at September 30, 2007 (shares in thousands):

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	Of Shares	Life	Price

	(years)
$0.75–2.50	2	0.1	$0.79
2.51 – 17.84	350	0.4	4.58

$0.75–17.84	352	0.4	$4.55

     There were no warrants issued during the nine months ended September 30, 2007.
Restricted Stock
     As of September 30, 2007, an aggregate of 55,665 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight-line basis over the service period. Stock-based compensation expense recognized for the three months ended September 30, 2007 for restricted stock is based on the proportionate share of the service period. Approximately $58,000 is expected to be recognized over the remaining weighted-average amortization period of nine months when the restrictions lapse.
     During the quarter ended September 30, 2007, the Company expensed $20,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at September 30, 2007 was $58,000.
     A summary of the Company’s restricted stock activity and related information for the quarter ended September 30, 2007 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2006	29,680	$2.83
Granted	25,985	3.20
Unrestricted	(29,680)	2.83

Restricted at September 30, 2007	25,985	$3.20

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator —income (loss):
Continuing operations	$374	$(173)	$40	$(108)
Discontinued operations	—	478	—	230

	374	305	40	122

Denominator:
Basic EPS —weighted-average shares	44,762	45,114	44,627	47,087
Effect of dilutive securities	901	—	877	—

Diluted EPS —adjusted weighted-average shares and assumed conversions	45,663	45,114	45,504	47,087

Basic EPS:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.00)
Discontinued operations	—	0.01	—	$0.00

	$0.01	$0.01	$0.00	$0.00

Diluted EPS:
Continuing operations	$0.01	$(0.00)	$0.00	$(0.00)
Discontinued operations	—	0.01	—	$0.00

	$0.01	$0.01	$0.00	$0.00

     Stock options and warrants to purchase the Company’s common stock of 46,023 and 48,457 for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income for the nine months ended September 30, 2007 and 2006 consists of net income and net unrealized gains on marketable securities. The components of comprehensive income are as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Net income	$40	$122
Net unrealized gain on marketable securities	36	12

Total comprehensive income	$76	$134

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
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
C. Gain from Discontinued Operations
     For the nine months ended September 30, 2006, the Company recorded a $0.2 million gain from discontinued operations which represents a tax benefit related to the sale of its anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”).
D. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in 2007, 2008 and 2013.
     Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Year	Operating
(in thousands)
2007	$315
2008	1,118
2009	811
2010	839
2011	866
Thereafter	923

Total	$4,872

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The current lease expires on January 11, 2008 with a base rent of $57,960 per month. On October 18, 2007 the Company renewed the lease to remain in its corporate headquarters in Boston, Massachusetts through January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the lease term.
     The Company also leases space in Daytona, Florida with a base rent of $48,109 per month. The lease expires on July 31, 2008. The Company expects to find a suitable location prior to the expiration of the lease.
Agreements with Cerner
     On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provides services to Cerner including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services were expected to be provided through March 31, 2009. On September 27, 2007, effective May 1, 2007, the Company and Cerner mutually agreed to terminate the transition services agreement.
     In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”). In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee ranged from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provided for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitment was to be reduced by 1.25% per quarter until April 2009. On September 27, 2007, in connection with the termination of the transition services agreement the Company and Cerner mutually agreed the Company has no further obligation to pay any minimum quarterly fees, and Cerner has no obligation to provide services. As a result the Company recognized approximately $0.5 million of previously recorded unearned discount as a reduction of cost of maintenance and services during the quarter ended September 30, 2007.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2007 plan year, to contribute to the employee savings plans. The matching contribution for 2007 is estimated to be approximately $0.5 million and will be made in cash on a quarterly basis.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company.

There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007.
E. Income Taxes
  Provision
     In the three and nine months ended September 30, 2007, the Company recorded an income tax provision from continuing operations of $97,000 and $185,000, respectively, as compared to an income tax provision from continuing operations of $63,000 for the nine months ended September 30, 2006 and an income tax benefit of $32,000 for the three months ended September 30, 2006. The income tax provision for the three and nine months ended September 30, 2007 is primarily due to state tax liabilities and federal alternative minimum tax.
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
     As of January 1, 2007, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended September 30, 2007.

     The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended 2003, 2004, 2005 and 2006.
     As of January 1, 2007, the Company had accrued $67,500 of interest and penalties related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest and penalties is $138,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
     In the first quarter of 2007, the Company acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred to develop and modify this software to release as the Company’s Vision Series Financial product will be amortized over its estimated life (expected to be seven years). The Company expects Vision Series Financials to be commercially available during the quarter ended December 31, 2007 at which point it will begin amortization of this capitalized cost.

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
     On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS, Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allows radiologists to access, archive and distribute diagnostic images for primary interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. Vision Series PACS also supports radiologists and other groups to distribute images and digital information to their customers—the referring physicians.
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

       These policies are unchanged from those used to prepare the 2006 annual consolidated financial statements except for FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which the Company adopted effective January 1, 2007. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss FIN 48 in Note E to the accompanying Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ''Fair Value Measurements’’ (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. We are currently evaluating whether we will apply the voluntary fair value option to any of our financial assets and financial liabilities.

Results of Continuing Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Maintenance and services	$9,739	$639	7.0%	$9,100	$28,530	$1,263	4.6%	$27,267
Percentage of total revenues	73.2%			77.1%	74.6%			71.8%

Software licenses and system sales	$3,562	$860	31.8%	$2,702	$9,706	$(1,020)	(9.5)%	$10,726
Percentage of total revenues	26.8%			22.9%	25.4%			28.2%

Total revenues	$13,301	$1,499	12.7%	$11,802	$38,236	$243	0.6%	$37,993

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
Maintenance and services
     Maintenance and services revenues increased from $9.1 million for the three months ended September 30, 2006 to $9.7 million for the three months ended September 30, 2007. The increase in maintenance and services revenues of approximately $0.6 million is primarily due to an increase of $0.2 million in EDI services revenues and of $0.4 million in maintenance revenues. The $0.4 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.
     Maintenance and services revenues were $28.5 million for the nine months ended September 30, 2007, compared to $27.3 million for the nine months ended September 30, 2006. The increase in maintenance and services revenues of approximately $1.2 million was primarily due to an increase of $0.6 million in EDI services revenues offset by a decrease of implementation and training services revenues of $0.3 million, and an increase of $0.8 million in maintenance revenues. The $0.8 million increase in maintenance revenues is the result of an increase in the maintenance fee from new customers.
Software licenses and hardware sales
     Software license and systems sales increased $0.9 million from $2.7 million in the third quarter of 2006 to $3.6 million for the three months ended September 30, 2007. This increase was the result of timing of recognizing software license and hardware revenues.
     Software license and systems revenue was $9.7 million for the nine months ended September 30, 2007, compared to $10.7 million for the nine months ended September 30, 2006. The decrease of $1.0 million was the result of a lower volume of software license and system sales to new and existing customers, as well as increased discounting.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. Our current revenues include contracts which extend over a period of up to five years, and revenue recognition on these contracts generally extends over the life of the contract. We expect new contracts in the future to contain similar provisions. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly contracts concluded in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, Vision Series PACS, Vision Series RIS, Vision Series Financials and document management software. Due to these and other factors, our revenues and operating results are very difficult to forecast.
Cost of revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Maintenance and services	$4,149	$322	8.4%	$3,827	$12,335	$1,230	11.1%	$11,105
Percentage of maintenance and services revenues	42.6%			42.1%	43.2%			40.7%

Software licenses and hardware sales	$1,971	$(44)	(2.2%)	$2,015	$5,160	$(1,060)	(17.0)%	$6,220
Percentage of software licenses and hardware sales	55.3%			74.6%	53.2%			58.0%

Total cost of revenues	$6,120	$278	4.8%	$5,842	$17,495	$170	1.0%	$17,325

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
     Cost of maintenance and services revenue increased approximately $0.3 million from $3.8 million for the three months ended September 30, 2006 to $4.1 million for the same period in 2007. The increase is the result of a $0.3 million increase in internal implementation costs and a $0.5 million increase in third party costs due to higher EDI revenues and additional third party maintenance fees. These increases were offset by a $0.5 million decrease due to previously recorded unearned discounts which were a reduction of cost of maintenance and services. This reduction was related to the termination of our transition services agreement with Cerner on September 27, 2007.
     Cost of maintenance and services revenue increased from $11.1 million for the nine months ended September 30, 2006 to $12.3 million for the same period in 2007. The increase of approximately $1.2 million is primarily the result of a $1.0 million increase in third party costs and a $0.7 million increase in internal implementation costs. These increases were offset by a $0.5 million decrease due to previously recorded unearned discounts which were a reduction of cost of maintenance and services. This reduction was related to the termination of our transition services agreement with Cerner on September 27, 2007.

Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
     Total cost of software licenses and hardware sales decreased from $2.02 million for the three months ended September 30, 2006 to $1.97 million for the same period in 2007. The decrease of $44,000 is primarily attributable to the decrease in third party hardware costs.
     Total cost of software licenses and hardware decreased from $6.2 million to $5.2 million for the nine months ended September 30, 2006 and 2007, respectively. The decrease of $1.0 million is primarily the result of a decrease in the cost of sales related to hardware.
     During the nine month period ended September 30, 2007, we acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred to develop and modify this software to release as our Vision Series Financials product will be amortized over its estimated life (expected to be seven years). We expect Vision Series Financials to be commercially available by December 31, 2007 at which point it will begin amortization of this capitalized cost.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Selling, general and administrative	$5,290	$619	13.3%	$4,671	$16,147	$243	1.5%	$15,904
Percentage of total revenues	39.8%			39.6%	42.2%			41.9%

Research and development	$2,112	$(63)	(2.9%)	$2,175	$6,412	$(218)	(3.3%)	$6,630
Percentage of total revenues	15.9%			18.4%	16.8%			17.5%

Depreciation and amortization	$300	$3	1.0%	$297	$836	$(108)	(11.4%)	$944
Percentage of total revenues	2.3%			2.5%	2.1%			2.5%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
     Selling, general and administrative expenses increased from $4.6 million for the three months ended September 30, 2006 to $5.3 million for the same period in 2007. This increase is the result of approximately $0.5 million in personnel costs and approximately $0.2 million in other administrative expenses.

     Selling, general and administrative expenses increased from $15.9 million in the nine months ended September 30, 2006 to $16.1 million in the nine months ended September 30, 2007. We incurred approximately $0.5 million in charges related to a previously disclosed services revenue inquiry during 2006, offset by increases of approximately $0.7 million in our selling, general and administrative costs due primarily to increased personnel costs in the nine months ended September 30, 2007.
Research and development
     Research and development expense decreased from $2.2 million in the three months ended September 30, 2006 to $2.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, research and development decreased to $6.4 million from $6.6 million for the same period in 2006. This decrease is primarily due to a decrease in overhead costs related to internal development costs of approximately $0.2 million.
Depreciation and amortization
     Depreciation and amortization increased approximately $3,000 from $297,000 in 2006 to $300,000 in 2007, and decreased $108,000 from $944,000 in the nine months ended September 30, 2006 to $836,000 in the nine months ended September 30, 2007. The decrease is primarily due to assets that were fully depreciated during 2007.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2007	Change	(%)	2006	2007	Change	(%)	2006

Interest income	$992	$14	1.4%	$978	$2,879	$114	4.1%	$2,765
     Interest income remained flat for the three months ended September 30, 2007 compared to the same period ended September 30, 2006. The increase of approximately $114,000 in interest income for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2007 is primarily due to increases in our marketable securities balances.
Provision for income taxes
     In the three and nine months ended September 30, 2007, we recorded an income tax provision from continuing operations of $97,000 and $185,000, respectively, as compared to an income tax benefit of $32,000 in the three months ended September 30, 2006 and a provision of $63,000 for the nine months ended September 30, 2006. Our effective income tax rate is 82.1 % for the nine months ended September 30, 2007. The income tax provision is primarily due to the effect of state tax liabilities.
Gain from Sale of Discontinued Operations
     For the nine months ended September 30, 2006, the Company recorded a $230,000 gain from discontinued operations which represents a tax benefit related to the sale of the Medical Division.
Liquidity and Capital Resources

     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Our cash, cash equivalents and marketable securities balance was $75.1 million as of September 30, 2007, compared to $71.7 million as of December 31, 2006. Cash provided by operating activities for the nine months ended September 30, 2007 was $5.6 million.
     Cash used in investing activities through the third quarter of 2007 was $5.5 million, which consisted of $2.3 million to acquire certain ownership rights to IMAGINEradiology’s practice management software, $0.4 million for purchases of property and equipment and $2.8 million used to purchase marketable securities.
     Cash provided by financing activities through the third quarter of 2007 was approximately $413,000, received in connection with the exercise of stock options by certain employees.
     The following table summarizes, as of September 30, 2007, the general timing of future payments under our outstanding lease agreements that include noncancellable terms, and other long-term contractual obligations:

		October 1,
		2007 –
		December 31,
	Total	2007	2008	2009	2010	2011	Thereafter

	(dollars in thousands)
Operating Leases	$4,872	315	1,118	811	839	866	$923
Other Commitments	869	197	288	288	96	—	—

Total	$5,741	$512	$1,406	$1,099	$935	$866	$923

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The current lease expires on January 11, 2008 with a base rent of $57,960 per month. On October 18, 2007 we renewed the lease to remain in our corporate headquarters in Boston, Massachusetts through January 2013. The monthly base rent of the lease is $65,446 beginning in 2008 and increases by $1.00 per square foot annually over the lease term. The Company also leases space in Daytona, Florida with a base rent of $48,109 per month. The lease expires on July 31, 2008. We expect to find a suitable location prior to the expiration of the lease.
     On January 3, 2005, we entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the Transition Services Agreement, in exchange for specified fees, we provided to Cerner services including accounting, tax, information technology, customer support and use of facilities, and Cerner provided services to us such as EDI services including patient billing and claims processing, and use of facilities. Certain of the services we provided extended through April 30, 2006 and certain Cerner-provided services extend through March 31, 2009. On September 27, 2007, effective May 1, 2007, we mutually agreed to terminate the Transition Services Agreement. There are no further obligations related to this agreement.
     In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. The annual processing services fee that the Company pays Cerner ranges from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. to Cerner. The Company committed to minimum quarterly volumes and paid a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitments will be reduced by 1.25% per quarter until April 2009. On September 27, 2007, in connection with the termination of the transition services agreement the Company and Cerner mutually agreed the Company has no further obligation to pay any minimum quarterly fees, and Cerner has no obligation to provide services. As a result, the Company recognized approximately $0.5 million of previously recorded unearned discount as a reduction of cost of maintenance and services during the quarter ended September 30, 2007.
     In connection with our employee savings plans, we are committed, for the 2007 plan year, to make matching contributions to the plans. The total matching contribution for 2007 is estimated to be approximately $0.5 million and is made in cash on a quarterly basis.
          We anticipate capital expenditures during the fourth quarter of 2007 of approximately $0.4 million.
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
     As of September 30, 2007, we held approximately $7.8 million in cash and cash equivalents and $67.3 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $67.3 million at September 30, 2007. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $239,000.

Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          Management’s report on internal controls over financial reporting as of December 31, 2006, was included in our Annual Report on Form 10-K for the year-end December 31, 2006. In the report, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
          There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The success of our business depends and will continue to depend in large part on the market acceptance of:
•	existing products and services, such as our Vision Series suite of products, and related product and service offerings;

•	new products and services including AMICAS Office Solutions, Insight Dashboards, Vision Reach, Vision Series Financials and Rad Stream; and

•	enhancements to our existing products, support and services including Vision Series RIS and Vision Series PACS.
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
          We use various third-party suppliers to provide our customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. We rely on numerous third-party products that are made part of our software offerings and/or that we resell. Although other vendors are available in the marketplace to provide these products and services, it would take time to switch suppliers. If these suppliers were unable or unwilling to perform such services, provide their products or if the quality of these services or products declined, it could have a negative impact on our customers satisfaction and result in a decrease in our revenues, cash flows and operating results.
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
          We recorded revenues of $38.2 million for the nine months ended September 30, 2007 and $49.4 million in fiscal year 2006 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect receivables or provide future services, which could negatively impact the results of our operations. At September 30, 2007, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.
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

Item 5. Other Information.
     Pursuant to the terms of Mr. McClennen’s employment agreement with us, dated March 28, 2005, in connection with the previously announced non-renewal by us of that agreement, we and Mr. McClennen have entered into a general release and separation agreement, dated as of October 25, 2007, under which Mr. McClennen is entitled to receive one year’s salary as a severance payment.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

10.1	Separation agreement, dated October 25, 2007 by and between AMICAS, Inc. and Peter McClennen.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2007.

AMICAS, Inc.
By:	/s/ Joseph D. Hill
Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer