Form 10-K
period 2007-12-31
AMICAS, Inc.
filed 2008-03-17
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $94 million based on the closing price of $3.52 at which the common equity was last sold. Solely for the purpose of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 12, 2008, there were 43,153,817 shares outstanding of the Registrant’s $0.001 par value common stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, expected to be held on June 3, 2008, are incorporated into Part III herein by reference.

AMICAS, INC.

Form 10-K

AMICAS, Vision Series, Office Solutions, RadStream, Insight Dashboards, and AMICAS Insight Solutions
are trademarks, service marks or registered trademarks of AMICAS, Inc. All other trademark and company names mentioned are the property of their respective owners.

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

On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allow radiologists to access, archive and distribute diagnostic images for primary interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. Vision Series PACS also supports radiologists and other groups to distribute images and digital information to their customers — the referring physicians.

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004. The consolidated statements of operations for fiscal year 2005 and 2006 have been prepared to present the results of the Medical Division as discontinued operations.

Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

Industry Background

The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $2.1 trillion, representing approximately 16% of the U.S. gross domestic product in 2006. Spending on healthcare continues to outpace the rest of the economy, with experts predicting that healthcare expenditures will reach 19.6% of the U.S. gross domestic product by 2016.1 Within the healthcare market vertical, diagnostic imaging (which includes general radiography, computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and positron emission tomography, among others) is widely regarded as one of the most visible advances over the last 25 years. As one of the most profound innovations in healthcare, diagnostic imaging has brought about great improvements in quality of care. A survey asked physicians to rank 30 innovations from the last 25 years in terms of their positive clinical impact on their patients: computed tomography and magnetic resonance imaging were ranked first.

Diagnostic imaging represents approximately $100 billion of the overall healthcare spending per year — second only to pharmaceuticals in terms of overall expense within healthcare.2 This $100 billion price tag includes everything from the cost of scanners to radiologist salaries to the costs of managing the images produced from the scanners (e.g., buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems). Millenium Research Group reports that diagnostic imaging procedure volume in the United States is expected to continue to grow 5% annually to over 600 million annual procedures by 2010. With utilization and costs increasing at such a rapid pace, new solutions are needed to effectively manage the increase in cost. Comprehensive image and information management technology and applications can help to improve throughput and reduce costs as utilization of these services continues to increase rapidly.

Diagnostic imaging scanners have become much more sophisticated in recent years — primarily by producing an increased volume of high-quality images in a shorter time period. These improvements aid early diagnosis and detection and improve the overall patient experience. For healthcare providers, these improvements have resulted in a higher utilization of imaging services and an increased complexity of managing those imaging services. Multi-slice and helical computed tomography scanners, for example, produce many more images per procedure than traditional scanners, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. For those without PACS, the increase in images per scan results in increased film costs, longer reading time for primary diagnosis and cumbersome management of the increasing volume of film.

Advances in diagnostic imaging technologies, an aging population, and a more health-conscious consumer contribute to an increase in the number of diagnostic imaging procedures. This increased demand comes at a time when there is an industry-wide staffing shortage. While the volume of diagnostic imaging procedures is expected to grow 15% annually, the number of practicing radiologists is expected to increase by less than 2% annually, according to the American Journal of Roentgenology. Hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. Analog film-based practices have numerous inefficiencies, including lost or misplaced prior imaging studies, non-scalable methods for capturing orders, ability to obtain detailed accurate patient demographic information, schedule appointments and resources, as well as coding and preparing billing and reimbursement data. These practices are not able to meet the new demands of their referring physicians and specialists.

There are many products and services marketed to help providers of diagnostic imaging services combat these increases in complexity, cost, and utilization. For example, PACS solutions help ensure that prior imaging studies are not misplaced and that the time spent searching for those studies is minimized. PACS solutions also improve radiologist productivity. RIS solutions provide a scalable method for capturing orders with detailed patient demographic information, scheduling appointments and resources. Revenue cycle management solutions help ensure that exam coding and the billing and reimbursement data for payers and patients is done faster with a higher quality level to ensure that payment is accurate and timely.

1 http://www.cms.hhs.gov/NationalHealthExpendData/25_NHE_Fact_Sheet.asp
2 http://www.aaos.org/news/bulletin/jul07/reimbursement1.asp

According to industry experts, certain segments of the market for PACS solutions remain underpenetrated — in particular in the small community hospital and diagnostic imaging center market. Similarly, RIS solutions in diagnostic imaging centers have been deployed in less than 50% of such centers. Industry experts expect hospitals and imaging centers will continue to adopt RIS and newer generation PACS solutions to manage images and handle the workflow required to achieve efficiencies, from the receipt of a procedure or study request all the way to producing and distributing radiology reports. Also, a portion of the market that already has adopted PACS is considering newer generation solutions. The following table illustrates the anticipated adoption of RIS and PACS solutions by hospitals and imaging centers.

US Radiology PACS Market, 2007-2012

	Large Academic/Research Hospitals		Large Community Hospitals
	(>250,000 Exams)		(100,000-250,000 Exams)		Small Community Hospitals (<100,000 Exams)		Diagnostic Imaging Centers
	Penetration	Annual	Penetration	Annual	Penetration	Annual	Penetration	Annual
	Rate	Purchases	Rate	Purchases	Rate	Purchases	Rate	Purchases

2007	95.4%	70	76.5%	240	35.0%	290	36.3%	245
2008	97.5%	70	80.4%	260	42.2%	350	41.3%	300
2009	98.5%	70	84.8%	290	50.5%	420	46.7%	345
2010	99.5%	70	88.2%	310	60.2%	500	53.0%	385
2011	99.7%	70	90.7%	330	71.6%	590	58.4%	430
2012	99.9%	70	92.1%	350	83.9%	680	63.8%	465

CAGR (‘07-’12)		0.0%		7.8%		18.6%		13.8%

US Radiology RIS Market, 2007-2012

	Large Academic/Research Hospitals		Large Community Hospitals
	(>250,000 Exams)		(100,000-250,000 Exams)		Small Community Hospitals (<100,000 Exams)		Diagnostic Imaging Centers
	Penetration	Annual	Penetration	Annual	Penetration	Annual	Penetration	Annual
	Rate	Purchases	Rate	Purchases	Rate	Purchases	Rate	Purchases

2007	100.0%	26	89.6%	100	69.3%	140	45.4%	275
2008	100.0%	26	92.7%	100	72.1%	140	49.8%	290
2009	100.0%	27	95.1%	110	75.0%	150	54.0%	295
2010	100.0%	27	96.8%	110	78.0%	160	58.1%	300
2011	100.0%	28	98.5%	120	81.1%	160	60.7%	300
2012	100.0%	28	99.9%	120	84.3%	170	63.4%	305

CAGR (‘07-’12)		1.5%		3.7%		4.0%		2.1%

“CAGR” means compound annual growth rate.

Source: Millennium Research Group, 2008

The Deficit Reduction Act of 2005 (“DRA”) introduced additional challenges for providers of imaging services. In the DRA, Congress enacted special payment rules limiting Medicare reimbursements, beginning in 2007, for certain portions of imaging services performed in the office, ambulatory and other non-hospital settings. In some cases, the reduction in Medicare reimbursement may exceed 30% per procedure. As a result of the DRA, ambulatory imaging businesses will be required to operate on a lower per study revenue run rate. We believe that the DRA puts pressure on the providers of imaging services. We also believe that our automation solutions can help providers of imaging solutions reduce their cost basis and increase volumes to offset the anticipated reduction in reimbursement.

Business Strategy

We are a leader in radiology and medical image and information management solutions. We employ industry-leading technologies and techniques and are committed to the highest levels of quality in our products, professional services and technical support offerings.

Our target market is divided into two primary segments:

•	ambulatory care facilities, which primarily consist of radiology groups, imaging centers, multi-specialty groups and billing services, and

•	acute care facilities, which primarily consist of hospitals and integrated delivery networks (“IDNs”).

In the ambulatory care segment, our Vision Series products provide a complete, end-to-end solution for radiology group practices, imaging centers, multi-specialty groups and billing services. We believe that we are the only major independent vendor focused on the ambulatory care segment that owns and directly offers all three core components of a comprehensive image and information management system: PACS, RIS, and radiology revenue cycle management capabilities. These synergistic applications offer distributed image management, cohesive workflow and financial optimization for practices and imaging centers. Practices will have trouble remaining competitive without the efficiencies offered by these types of systems. We also believe that practices cannot afford to purchase these applications from multiple vendors due to the inherent complexities of managing multiple vendors’ products, multiple relationships, and multiple maintenance contracts. In addition to improved operating efficiencies, we believe that these systems help our customers better service their customers (i.e. referring/ordering physicians and patients) and grow their own practice and business.

In the acute care segment, we provide Web-based PACS, featuring advanced enterprise workflow, tight HIS/RIS/EMR integration, and a highly scalable design. We believe total cost of ownership is relatively low and helps produce an attractive return on investment. In addition, unlike many of our competitors, AMICAS’ PACS is already web-based, providing the customer the comfort of knowing that they are already on a current generation technology platform and supporting effective and efficient deployment and support characteristics.

We believe that our target market offers significant potential opportunities represented by a large and growing imaging services market with a low penetration of efficient image and information management systems. The growing need for and interest in teleradiology requires much of the kind of technology AMICAS offers the market as well. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum, we believe that we are well-positioned to capitalize on the opportunities available today.

In 2007, we expanded our product offerings with the goal of further establishing ourselves as an innovative solution provider of image and information management-related needs for the healthcare industry. These new product offerings included a combination of technology acquisitions and internally developed solutions. Going forward, we plan to build upon these new developments by expanding our product distribution while continuing to invest in complementary products and services that help the businesses in our target market grow and gain further efficiency and effectiveness in their operations and marketing activities. We plan to achieve these objectives through a combination of internal expansion of existing operations and strategic partnerships and alliances. In addition, we expect to continue to consider selective acquisitions as a part of our corporate strategy. We intend to remain focused on delivering value to our customers and shareholders.

Products and Services

We offer a comprehensive suite of RIS, PACS, document management and revenue cycle management software solutions to radiology and other specialty healthcare providers in the ambulatory setting. These products are designed to automate image management, enterprise workflow, revenue cycle management, administrative, financial, and clinical information management functions of radiology group practices, ambulatory care facilities, and billing services, as well as single or multi-site imaging centers. Within acute care environments, we offer PACS and document management solutions that enable filmless and paperless radiology operations. Our solution offers integration to multi-vendor hospital information systems, radiology information systems and electronic medical record systems products, as well as multi-specialty PACS services supporting additional medical imaging disciplines (e.g., cardiology through a partnership) and emerging technologies such as 3D visualization. Our offerings range from software and services only to full turnkey solutions that include technology, such as computed radiography, to transform an organization from an analog to digital operation.

In addition to our products, we offer a suite of customized services, including workflow consulting, project management, software implementation, systems integration, training and ongoing technical support for our software applications. We encourage our customers to purchase appropriate levels of professional services to transform their practices from current levels of competence, in both systems and know-how, to digital practices optimized for operating effectiveness and efficiency, as well as for top-flight service delivery and growth. Often, our customers find that the best path for clinical and business transformation involves incremental adoption of systems and know-how, where their final vision is attained through a well planned set of individually viable and valuable steps. Our modular offerings support an incremental approach to the adoption of technology-based solutions.

Vision Series Products

Vision Series RIS.  Vision Series RIS is our Web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, processing transcriptions and generating reports, as well as coding and preparing billing and reimbursement data.

Vision Series PACS.  Vision Series PACS is our Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the entire healthcare enterprise. This system can scale from single radiologist staffed imaging centers to teleradiology operations to the largest acute care settings, managing hundreds of thousands of annual exams in large academic environments. The system includes advanced visualization and 3D capabilities, as well as an industry leading real-time workflow engine, RealTime Worklisttm, that allows for workflow customization and personalization for diverse clinical environments.

Vision Series Document Management.  Vision Series Document Management is a module of our solution designed to capture, digitize and associate paper records with other digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that needs to be integrated with the digital practice via an automated and workflow based system. This module, which we license from a third party and incorporate into our systems, enables our customers to move to paperless, as well as filmless, operations based upon our other Vision Series applications.

Vision Series Financials.  Vision Series Financials is our comprehensive system of patient accounting and revenue cycle management that facilitates expedient and compliant claims submission, payor follow-up and other billing and accounts receivable management activities. Vision Series Financials provides modules for billing, coding, insurance processing, accounts receivable, collection management, EDI, and patient statements, helping our customers increase collections and decrease costs, and provides the information needed for effective business management.

Vision Reach.  Vision Reach is our powerful zero-client Web-based tool designed specifically for the needs of the referring physician. Vision Reach uses the latest Web-based technologies to integrate the radiology report with key images to create a single “multi-media” report for referring physicians. Vision Reach uses common email to alert end-users (typically referring physicians) that results on their patients are available. The end-user may then authenticate into Vision Reach to gain access to their results, in the form of reports and key images. Vision Reach is designed to help our customers and prospects break down previously cumbersome IT barriers and grow their business by providing premium service to referring physicians and specialists through a zero-client Web-based architecture (no software or plug-ins required). We made Vision Reach generally available in 2007 and the product has been well received by the market. We also added radiology order entry functionality to Vision Reach in 2007 and we anticipate general availability for this new functionality in the first half of 2008.

EDI Services.  Our core revenue cycle management products offer transaction-based EDI functions, including patient billing and insurance claims submission and remittance. The use of EDI can improve a healthcare practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payors and more rapid receipt of corresponding reimbursements.

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

Computed Radiography.  A significant portion of the imaging procedures that have remained analog in nature are those often referred to as plain films. In the past, most chest x-rays, abdominal plain films and x-rays used to rule out fractures from common injuries were done via plain films. Over the past few years, as imaging businesses started moving their practices to a digital environment, they began to recognize the need to move these plain film studies from analog to digital formats. One of the most affordable and efficient ways to do this is via the adoption of Computed Radiography, a technology that allows imaging organizations and businesses to retain much of their existing technology while starting to produce images in digital form that were formerly in analog format. In 2005, we began offering this technology (through a partnership with a third party) as part of our solution for helping these organizations move to a more efficient and productive digital operation.

Innovative New Products

We believe that innovation is a critical component to our success in a competitive market with a dramatic need for automation. During 2007, we made significant progress with a number of innovative products such as Vision Reach, RadStream, Insight Dashboards and Vision Series Financials. These products were derived through strategic technology acquisitions and internally developed solutions:

RadStream.  In April of 2006, we announced a strategic technology acquisition resulting in the exclusive licensing and worldwide distribution rights to RadStream. RadStream is a next generation software product designed to accelerate radiology workflow, increase radiologist soft copy reading productivity and both improve and document communication of critical results reporting of radiology studies. The software was designed and developed by the Radiology Informatics Research Core at Cincinnati Children’s Hospital Medical Center in collaboration with researchers at the University of Cincinnati College of Business. At Cincinnati Children’s Hospital, RadStream improved radiology report turnaround by 40% and reduced interruptions to radiologists reading cases by nearly 25%. In 2007, we sold our first RadStream license and installed the solution at our first beta site. We anticipate making RadStream generally available for purchase in the first half of 2008.

Insight Dashboards.  Insight Dashboards is our Web-based system providing business intelligence capabilities presented in a dashboard format. Insight Dashboards offers the analytics necessary for our customers to navigate through the pressures of continually changing competitive landscapes and regulatory environments. In 2007, we sold a number of Insight Dashboards licenses and installed the solution at several beta sites. We anticipate general availability of Insight Dashboards in the first quarter of 2008.

Vision Series Financials.  In 2007, we acquired certain ownership rights to the IMAGINEradiology practice management software platform. Under the terms of the agreement, we purchased a copy of the source code to the IMAGINEradiology software and a comprehensive array of transition services from Technology Partners, Inc. The product was re-branded and is being developed by us as Vision Series Financials. Vision Series Financials is a next generation radiology practice management and billing software system designed to meet the challenges of today’s complex radiology billing environment. We anticipate general availability of Vision Series Financials in the first half of 2008.

Professional Services: AMICAS Insight Solutions

We offer our professional services known as AMICAS Insight Solutions to provide additional services before, during and after installation of our software. We recognize that our customers can be more successful in realizing their goals and objectives through a services offering and the use of intelligent software tools. AMICAS Insight Solutions includes project management, implementation, training, and support. We design these services based upon our customers’ needs and expectations around our products that they have purchased. We utilize methodologies that are improved based upon our customer implementation experiences that are optimized via the utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits from our products when they are implemented and supported by our AMICAS Insight Solutions offerings.

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

Future Products

We continue to invest in research and development in order to refine and expand our suite of RIS, PACS, and revenue cycle management applications within the Vision Series suite. We continue to extend the capabilities of the Vision Series through the addition of modules that help with workflow, business and operations visibility and service delivery including the addition of specialty applications, both internally developed and with integrations to solutions offered by our corporate partners. We believe that these additional capabilities will provide competitive advantages for our customers, especially those in penetrated locales where competing providers may already have digital solutions. Examples of existing and potential offerings include:

•	Strong teleradiology capabilities;

•	Extended functionality for referring physicians and for referring physician communications;

•	Extended 3D visualization including advanced clinical applications;

•	More complete integration of related clinical tools; and

•	More extensive workflow capabilities.

Research and Development

Our research and development efforts are focused on new products using our Web-based platform, as well as maintaining the stability and competitiveness of our current product offerings. Our research and development organization consisted of 53 employees as of December 31, 2007.

In 2007, 2006 and 2005, our research and development expenses were $8.5 million, $8.7 million and $9.0 million, or 17.1%, 17.6% and 17.1% of total revenues, respectively. There were no software development costs capitalized in 2007, 2006 or 2005.

Sales and Marketing

We market and sell our products in the United States primarily through a direct sales force, composed of 38 sales and marketing personnel as of December 31, 2007. We have marketing and sales personnel located in our Daytona Beach, Florida, and Boston, Massachusetts offices and in other cities around the country. We organize our sales force by region. Members of our sales organization participate in sales and product training that enables them to understand the specific needs and requirements of our prospective customers.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and such problems may persist. There can be no assurance that our means of protecting our proprietary rights will be adequate. In addition, our competitors could independently develop similar technology, and if they are able to obtain a patent or other protection of their intellectual property, then we could be restricted with respect to the development of our own technology.

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

Competition

Our principal competitors include international, national, and regional clinical, practice management and image management system vendors including medical device and film manufacturers. We believe that the larger, international and national vendors are broadening their markets to include both small and large healthcare service providers. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices, hospitals and integrated delivery networks or “IDNs”. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	Product features and functionality;

•	Ongoing product enhancements;

•	Price;

•	Technology architecture and design;

•	Customer service, support, and satisfaction;

•	Distribution coverage and quality

•	Customer satisfaction and customer reference sites; and

•	Vendor reputation, including real and perceived financial stability and wherewithal.

We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing, distribution and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, and sale of their products than us. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect to face additional competition as other established and emerging companies enter into the clinical and practice management software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results, cash flows and financial condition.

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

Privacy Issues

Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we use various methods to ensure an appropriate level of security. These methods generally include:

•	Security that requires both user identification numbers (“IDs”) and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

•	Encryption of data transmitted over the Internet;

•	Use of a mechanism for preventing unauthorized access to private data resources on our internal network, commonly referred to as a “firewall”;

•	Logging on reporting capabilities; and

•	Data integrity mechanisms.

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

Government Regulation

United States Food and Drug Regulation

In the United States, radiology and medical image and information management systems are regulated as medical devices. Before a new medical device can be marketed, its manufacturer must either obtain marketing clearance through a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or marketing approval of a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the quality systems regulations, or QSRs, which sets forth device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to premarket approval.

A 510(k) premarket notification must demonstrate that the device in question is substantially equivalent to another legally marketed device, or predicate device, that does not require premarket approval. Most 510(k)s do not require clinical data for clearance, but a minority do require clinical data support. The FDA has a performance goal for issuing a decision letter within 90 days of receipt of a 510(k) if it has no additional questions, however, the FDA does not always meet the applicable performance goal review time. In addition, requests for additional data, including clinical data, will increase the time necessary to review the notice. Most Class I devices and many Class II devices are exempt from the 510(k) requirement. Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect the safety or effectiveness or constitute a major change in the intended use of the device. Our marketed products are Class I or II medical devices.

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by more detailed scientific evidence than a 510(k) notice, including clinical data to demonstrate the safety and efficacy of the device. The FDA has performance goal review times for issuing a decision letter within 180 days of having accepted the PMA for filing, but if it has questions the PMA can take several years to complete and there is no assurance that any submitted PMA will ever be approved. Changes to the device or its manufacturing process may require the prior approval of a supplemental PMA.

After a device is placed on the market, numerous regulatory requirements apply. These include compliance with:

•	the QSRs, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	regulations which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	reporting regulations, which require that manufacturers report to the FDA certain adverse events that may be attributed to the medical device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, among other things, warning letters; fines, injunctions, and civil penalties; operating restrictions, partial suspension or total shutdown of production; refusal to grant or withdrawal of 510(k) clearance or PMA approvals; and criminal prosecution.

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, and the regulations implementing its administrative simplification provisions, (“HIPAA”) include five healthcare-related standards governing, among other things:

•	Electronic transactions involving healthcare information;

•	The privacy of individually identifiable patient information, called “protected health information,” or “PHI”; and

•	The security of PHI.

HIPAA regulations governing the electronic exchange of information establish a standard format for the most common healthcare transactions, including claims, remittances, eligibility, and claims status. Many of our customers are required to comply with the transaction standards as they exchange health-related administrative information. Our products and services must facilitate compliance with these standards.

HIPAA also establishes privacy standards for the protection of PHI used and disclosed by certain healthcare organizations or “Covered Entities.” Covered Entities are health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. Covered Entities must ensure that all uses and disclosures of PHI are permissible under HIPAA and comply with other aspects of the rule. We are not a Covered Entity, however many of our customers are. As a result, a substantial part of our business involves the receipt of PHI. We have access to PHI when we assist our Covered Entity customers with the processing of healthcare transactions and the provision of technical services such as software maintenance. When we provide such services involving the use or disclosure of PHI, we are considered a “Business Associate” of a customer. HIPAA requires a Business Associate to sign a specific agreement (called a “Business Associate Agreement”) and to provide assurances that it will safeguard PHI from misuse in the course of providing services. Business Associates also must agree to assist Covered Entities with various HIPAA compliance obligations such as facilitating an accounting of PHI disclosures for the Covered Entity’s patients. Careful review of all Business Associate agreements is critical to ensure that they do not impose additional contractual obligations on us. Over-reaching Business Associate agreements or the failure to execute a Business Associate agreement when one is required, may result in contractual liability or regulatory risk.

The security standards enacted pursuant to HIPAA require Covered Entities to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity and availability of PHI including electronic PHI. The security standards may require us to enter into agreements with certain of our customers and business partners restricting the dissemination of PHI and requiring implementation of specified security measures. The security standards also inform the design of our products and systems.

HIPAA has required and may continue to require significant business and operational changes on the part of our customers and on our part and many require additional changes in the future. HIPAA-mandated changes to our applications, services, policies, and procedures may require us to charge higher prices to our customers or may also affect our customers’ purchasing practices. In addition, many states have patient confidentiality laws that are more restrictive than HIPAA and that could impose additional obligations with regard to the use and disclosure of PHI.

Compliance with Fraud and Abuse Laws

Once our products are sold, we must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE.

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits persons from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce —

•	the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

•	purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by a government-sponsored healthcare program.

The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, certain discounts, waiver of payments, and providing anything at less than its fair market value. In addition, several courts have interpreted the law to mean that if “one purpose” of an arrangement is intended to induce referrals, the statute is violated.

The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The statutory penalties for violating the Anti-Kickback Statute include imprisonment for up to five years and criminal fines of up to $25,000 per violation. In addition, through application of other laws, conduct that violates the Anti-Kickback Statute can also give rise to False Claims Act lawsuits, civil monetary penalties and possible exclusion from Medicare and Medicaid and other federal healthcare programs. In addition to the Federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payment made by a government health care program but also with respect to other payors, including commercial insurance companies.

Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal plea agreements.

Physician Self-Referral Laws

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a federal health care program but also with respect to other payors, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

Other Fraud and Abuse Laws

The federal False Claims Act, or FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Actions filed under the FCA can be brought by any individual on behalf of the government, a “qui tam” action, and this individual, known as a “relator” or, more commonly, as a “whistleblower,” may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. In addition, certain states have enacted laws modeled after the FCA, and this legislative activity is expected to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

The OIG also has authority to bring administrative actions against entities for alleged violations of a number of prohibitions, including the Anti-Kickback Statute and the Stark Law. The OIG may seek to impose civil monetary penalties or exclusion from the Medicare, Medicaid and other federal healthcare programs. Civil monetary penalties can range from $2,000 to $50,000 for each violation or failure plus, in certain circumstances, three times the amounts claimed in reimbursement or illegal remuneration. Typically, exclusions last for five years.

In addition, we must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, all of which can also be triggered by violations of federal anti-kickback laws; the Health Insurance Portability and Accounting Act of 1996, which makes it a federal crime to commit healthcare fraud and make false statements; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections.

Third-Party Reimbursement

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payors, such as Medicare, Medicaid, private insurers and managed care companies. However, our business will be affected by policies administered by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payors, which often follow the policies of these public programs. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

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

Employees

As of December 31, 2007, our workforce consisted of 253 employees, including 38 in sales and marketing, 131 in customer support and services, 53 in research and development and 31 in finance, senior management, administration, human resources, and information technology. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Our executive officers as of March 12, 2008 are:

Stephen N. Kahane

Stephen N. Kahane, M.D., M.S., age 50, has served as our Chief Executive Officer since September 2004 and as a director since March 2001. Effective December 31, 2007, Dr. Kahane also assumed the responsibilities of President. From March 2001 until September 2004, Dr. Kahane served as our Vice Chairman and Chief Strategy

Officer. From November 1999 until March 2001, Dr. Kahane served as President of E-Health and then as Chief Strategy Officer of our medical software division. From October 1996 until November 1999, he served as President and Chief Executive Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999. Prior to joining Datamedic, Dr. Kahane was a co-founder and senior executive at a clinical software company, Clinical Information Advantages, Inc. Dr. Kahane also trained and served on the faculty at The Johns Hopkins Medical Center.

Joseph D. Hill

Joseph D. Hill, age 45, has served as our Senior Vice President and Chief Financial Officer since October 2004. Prior to this, from April 2003 until March 2004, Mr. Hill served as Vice President and Chief Financial Officer of Dirig Software, an application performance management solutions provider based in Nashua, New Hampshire. In February 2004, Dirig Software was acquired by Allen Systems Group of Naples, Florida. From August 2000 until June 2002, Mr. Hill served as Vice President and Chief Financial Officer of Maconomy Corporation, a Web-based business management solutions provider with headquarters in Copenhagen, Denmark and Marlborough, Massachusetts. Prior to joining Maconomy, Mr. Hill was Vice President and Chief Financial Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999.

Medical Division Sale

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division together with certain other assets, liabilities, properties and rights of ours relating to our anesthesiology business, together, (the “Medical Division”), to Cerner Corporation (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between us and Cerner dated as of November 15, 2004 (“Purchase Agreement”). As consideration for the Asset Sale, we received $100 million in cash, subject to a post-closing purchase price reduction of $1.6 million. In 2005, we recorded a net gain on the sale of $46.3 million, net of income taxes of $33.9 million.

On January 3, 2005, we entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, we provided services to Cerner including accounting, tax, information technology, customer support and use of facilities, and Cerner provided services to us such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company services that we provided terminated on April 30, 2006 and certain Cerner-provided services were expected to be provided through March 31, 2009. On September 27, 2007, we and Cerner mutually agreed to terminate the transition services agreement, effective May 1, 2007.

In connection with the Purchase Agreement with Cerner, we assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee ranged from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provided for us to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitment was to be reduced by 1.25% per quarter until April 2009. On September 27, 2007, in connection with the termination of the transition services agreement, we and Cerner mutually agreed that we have no further obligation to pay any minimum quarterly fees, and Cerner has no obligation to provide services. As a result, we recognized approximately $0.5 million of previously recorded unearned discount as a reduction of cost of maintenance and services during the third quarter of fiscal year 2007.

In connection with the Purchase Agreement, each company has indemnified the other with respect to specified liabilities and breaches of certain representations and warranties. For a period of five years from the closing date, we cannot, except in certain limited situations, compete with the Medical Division, and we cannot induce a Medical Division customer or prospect to terminate its relationship with Cerner. In addition, for a period of five years from closing we cannot directly or indirectly attempt to induce any former Medical Division employee to work for us, and we are prohibited from hiring certain specified former Medical Division employees.

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

Our operating results will vary significantly from quarter to quarter and from year to year. We had net losses of $0.9 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively, and net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) for the year ended December 31, 2005. We also had a net loss of $12.5 million for the year ended December 31, 2004. On a continuing operations basis, we had losses of $0.9 million, $1.3 million, $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

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

Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, Vision Series PACS, our radiology information system, Vision Series RIS, and our revenue cycle management system, Vision Series Financials, which may not be realized. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

If our new and existing products, including product upgrades, and services do not achieve and maintain sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	existing products and services, such as our Vision Series suite of products, and related product and service offerings;

•	new products and services, including Insight Dashboards, Vision Reach, Vision Series Financials and RadStream; and

•	enhancements to our existing products, support and services, including Vision Series RIS and Vision Series PACS.

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

We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, which could cause us to lose customers. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, losses in customers, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results, cash flows and financial condition.

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

We currently derive a substantial portion of our revenues from traditional software license, maintenance and service fees, as well as from the resale of computer hardware. Today, most customers pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. Increased marketplace demands for subscription pricing, multi-year financing arrangements, and/or application service provider offerings, have caused us to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing, multi-year financing arrangements, and/or application service provider offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues would initially decrease substantially. We cannot assure you that the marketplace will not embrace subscription pricing and/or application service provider offerings.

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

The information technology market in which we compete is characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. Our success depends partly on our ability to:

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

We depend on partners/suppliers for delivery of electronic data interchange (e.g., insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services, third-party software or software or hardware components of our offerings, and sales lead generation. Any failure, inability or unwillingness of these suppliers to perform these services or provide their products could negatively impact our customers’ satisfaction and our revenues.

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

We recorded revenues of $49.9 million in fiscal year 2007 and we bill substantial amounts to many of our customers. A deterioration of the credit worthiness of any of our customers could impact our ability to collect receivables or provide future services, which could negatively impact the results of our operations. At December 31, 2007, no one customer represented more than 10% of our accounts receivable. If any of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition would be seriously harmed.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest to the effectiveness of our internal controls in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company leases and occupies the following commercial space:

		2008
Location	Square Footage	Monthly Cost	Lease Expiration

Boston, Massachusetts	27,081	$65,446	January 2013
Daytona, Florida	35,253	$48,109	July 2008

The Boston, Massachusetts location is our headquarters, which provides a location for executive and administrative offices and serves our sales, marketing, research and development, and customer service purposes. The Daytona Beach, Florida location serves sales, research and development, and customer service purposes. We expect to find a suitable location prior to the expiration of the lease in July 2008. We consider our properties to be generally in good condition, well maintained and generally suitable and adequate to carry on our business.

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

In the fourth quarter of the fiscal year ended December 31, 2007, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  On January 4, 2005, we changed our trading symbol on The NASDAQ National Market (now known as the “NASDAQ Global Market”) to “AMCS.” From March 6, 2001 until January 3, 2005, our common stock was traded on NASDAQ National Market under the trading symbol “VWKS.” On March 12, 2008, the last reported sale price of our common stock on The NASDAQ Global Market was $2.27. The high and low sale prices of our common stock for each quarter during the last two full fiscal years are set forth below:

2007	High	Low

First Quarter	$3.10	$2.66
Second Quarter	$3.54	$2.75
Third Quarter	$3.68	$2.34
Fourth Quarter	$3.04	$2.39

2006

First Quarter	$5.60	$4.27
Second Quarter	$4.79	$2.68
Third Quarter	$3.58	$2.50
Fourth Quarter	$3.32	$2.58

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with the NASDAQ Global Market index (U.S. companies) and Russell 2000 index for the period from December 31, 2002 to December 31, 2007. The comparison assumes that $100 was invested on December 31, 2002 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable. We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index. The comparisons shown in the graph below are based upon historical data and we caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMICAS, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
AMICAS Common Stock	100.00	114.81	115.58	128.83	76.36	69.09
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Russell 2000© index	100.00	147.25	174.24	182.18	215.64	212.26

Stockholders.  As of March 12, 2008, there were approximately 1,358 record holders of our common stock.

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

Unregistered Sales of Securities.  We did not sell any unregistered securities during fiscal year 2007.

Issuer Purchases of Equity Securities.  On December 13, 2007, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $25 million. As of December 31, 2007, we have repurchased 300,800 shares of stock under a Rule 10b5-1 trading plan. The table below sets forth repurchases of our common stock in each of the three months of the fourth quarter of the year ended December 31, 2007.

Total Number of
Shares
			Purchased as	Approximate Dollar
	Total		Part of Publicly	Value of Shares that
	Number of		Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs

As of September 30, 2007	—	$—	—	$—
October 1, 2007 through October 31, 2007	—	—	—	—
November 1, 2007 through November 30, 2007	—	—	—	—
December 1, 2007 through December 31, 2007	300,800	2.669	300,800	24,197,168

Total:	300,800	$2.669	300,800	$24,197,168

Item 6.	Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2007 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial data as of December 31, 2005, 2004 and 2003 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a)(b)(c)
Revenues
Maintenance and services	$38,175	$36,258	$36,813	$29,543	$24,534
Software licenses and system sales	11,713	13,179	15,998	12,776	9,677

Total revenues	49,888	49,437	52,811	42,319	34,211

Costs and expenses
Cost of revenues:
Maintenance and services	16,469	15,003	14,163	13,060	13,999
Software licenses and system sales, includes amortization of software costs of $1,957 in 2007 $1,958 in 2006, $1,966 in 2005, $3,178 in 2004 and $1,873 in 2003	6,486	7,644	6,413	6,154	5,147
Impairment of capitalized software	—	—	—	3,229	490
Selling, general and administrative	21,809	21,770	20,701	25,824	14,577

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Research and development	8,527	8,705	9,047	9,488	7,565
Depreciation and amortization	1,120	1,238	1,777	1,968	1,331
Settlements, severance and impairment charges	—	—	5,677	5,730	—
Acquired in-process technology	—	—	—	—	750
Restructuring credits	—	—	—	(155)	—

Total costs and expenses	54,411	54,360	57,778	65,298	43,859

Operating loss income	(4,523)	(4,923)	(4,967)	(22,979)	(9,648)
Interest income (expense), net	3,870	3,753	1,765	(1,336)	(876)

Loss from continuing operations, before income taxes	(653)	(1,170)	(3,202)	(24,315)	(10,524)
Provision for (benefit from) income taxes	209	84	(1,197)	2,200	200

Loss from continuing operations	(862)	(1,254)	(2,005)	(26,515)	(10,724)
Gain on Sale of discontinued operations,net of benefit from income taxes of $230 in 2006 and provision for income taxes of $33,906 in 2005	—	230	46,277	—	—
(Loss) income from discontinued operations, net of income taxes	—	—	(57)	14,058	18,687

Net (loss) income	$(862)	$(1,024)	$44,215	$(12,457)	$7,963

(Loss) earnings per share — basic
Continuing operations income taxes	$(0.02)	$(0.03)	$(0.04)	$(0.61)	$(0.25)
Discontinued operations income taxes	0.00	0.00	1.00	0.32	0.43

	$(0.02)	$(0.03)	$0.96	$(0.29)	$0.18

(Loss) earnings per share — diluted
Continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.61)	$(0.25)
Discontinued operations	0.00	0.00	1.00	0.32	0.43

	$(0.02)	$(0.03)	$0.96	$(0.29)	$0.18

Cash provided by (used in) operating activities(d)	$6,975	$3,565	$(7,689)	$4,735	$2,180

(a)	On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS Corp., formerly Amicas, Inc., a developer of Web-based diagnostic image management software solutions. Our 2003 statement of operations includes only one month of operating results of Amicas PACS and our 2002 statement of operations does not include operating results of Amicas PACS.

(b)	The consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively, has been prepared and historical consolidated statements of operations have been reclassified to present the results of the Medical Division as discontinued operations.

(c)	Consolidated statements of operations data include $1,878 and $1,763 related to the adoption of SFAS 123(R), “Share-Based Payment”, for the years ended December 31, 2007 and December 31, 2006, respectively.

(d)	Includes operating activities of the Medical Division through the sale of the Medical Division on January 3, 2005.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$8,536	$7,331	$82,214	$12,634	$20,128
Marketable securities	67,071	64,436	—	—	—
Working capital	70,770	68,964	79,036	19,968	9,548
Total assets	128,441	126,871	140,285	133,886	132,576
Total long-term debt	—	—	—	28,674	29,757
Total stockholders’ equity	108,246	107,555	119,913	64,655	70,662

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

Overview

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS Vision Seriestm products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a fully-integrated, hospital information system (“HIS”)/radiology information system (“RIS”) - independent image management or picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the Vision Series product family is AMICAS Insight Solutionssm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides its customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and transaction processing services. Approximately 62%, 59% and 53% of our total revenues were of a recurring nature, such as support and transaction processing services, in 2007, 2006 and 2005, respectively.

AMICAS began as “AMICAS PACS,” a developer of Web-based diagnostic image management software solutions, and was acquired by VitalWorks in November 2003. In January 2005, we completed the sale of our medical division and renamed the company AMICAS, Inc. We have continued to develop our products and focus on innovation and a high level of quality. Our current financial position is a result of several significant transactions:

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

The $2.75 million charge was net of the reimbursement received of $325,000 from the co-defendants, who were two former executive officers of the Company, and $0.5 million for previously accrued amounts.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(Dollars in thousands)

Maintenance and services	$38,175	5.3%	$36,258	(1.5)%	$36,813
Percentage of total revenues	76.5%		73.3%		69.7%

Software licenses and system sales	$11,713	(11.1)%	$13,179	(17.6)%	$15,998
Percentage of total revenues	23.5%		26.7%		30.3%

Total revenues	$49,888	0.9%	$49,437	(6.4)%	$52,811

Maintenance and services revenues of $38.2 million in fiscal 2007 increased approximately $1.9 million, or 5.3%, from $36.3 million in fiscal 2006. This increase was due to a $1.4 million increase in maintenance revenues, $0.5 million increase in EDI services revenues and a $0.1 million increase in third-party product royalties offset by a $0.1 decrease in implementation revenues. The $1.4 million increase in maintenance revenues was primarily the result of new customers and associated maintenance revenues offset by customer attrition. The $0.5 million increase in EDI revenues was primarily the result of growth in the volumes processed by our customers and new EDI customers.

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

Software license and system revenues of $11.7 million in fiscal year 2007 decreased approximately $1.5 million, or 11.1%, from $13.2 million in fiscal 2006. The decrease of $1.5 million is due to a decrease of software licenses of $0.5 million and system revenues of $1.0 million. Software license revenues decreased due to an increase in software discounting as well as a change in contracts terms, such as extended payments terms or per use pricing, that delay the recognition of software license fees. Systems revenue decreased due to customers electing to purchase hardware from other third-party vendors.

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

Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our Vision Series PACS, Vision Series RIS, Vision Series Financials, RadStream, Insight Dashboards and Vision Series Document Management. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of Revenues

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(Dollars in thousands)

Maintenance and services	$16,469	9.8%	$15,003	5.9%	$14,163
Percentage of maintenance and services revenues	43.1%		41.4%		38.5%

Software licenses and system sales	$6,486	(15.1)%	$7,644	19.2%	$6,413
Percentage of software licenses and system sales	55.4%		58.0%		40.1%

Total cost of revenues	$22,955	1.4%	$22,647	10.1%	$20,576

Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third-party consultants, billable travel and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and maintenance.

Cost of maintenance and services revenues of $16.5 million in fiscal 2007 increased approximately $1.5 million, or 9.8%, from $15.0 million in fiscal 2006. This increase was primarily related to the increase in maintenance and services revenues, with an increase in salary, benefits and other allocated internal direct costs of approximately $0.8 million and an increase of $0.7 million in external cost for third-party software and hardware maintenance.

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

Cost of maintenance and services revenues of $16.5 million in 2007, represented 43.1% of maintenance and services revenues versus $15.0 million, or 41.4%, of revenues in 2006. The increase in the percentage of maintenance and services revenue percentage of 1.8% is due primarily to the increase in salary costs related to services and support.

Cost of maintenance and services revenues of $15.0 million in 2006, represented 41.4% of maintenance and services revenues versus $14.2 million, or 38.5%, of revenues in 2005. The increase in the percentage of maintenance and services revenue percentage of 2.9% is due primarily to the increase of salary costs related to services and support.

Cost of software license and system revenues primarily consists of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems, as well as amortization of software product costs.

Cost of software license and system revenues of $6.5 million in fiscal 2007 decreased approximately $1.2 million, or 15.1%, from $7.6 million in fiscal 2006. This decrease was due to an decrease of $1.6 million in computer hardware expenses offset by an increase of $0.4 million in third-party software fees.

Cost of software license and system revenues of $7.6 million in fiscal 2006 increased approximately $1.2 million, or 19.2%, from $6.4 million in fiscal 2005. This increase was due to an increase of $1.7 million in computer hardware expenses offset by a decrease of $0.5 million in third-party software fees.

In the first quarter of 2007, we acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred to develop and modify this software to release as our Vision Series Financial product will be amortized over its estimated life. We expect Vision Series Financials to be commercially available during the first half of 2008, at which point we will begin amortization of this capitalized cost in cost of software license and systems revenues.

Operating Expenses

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(Dollars in thousands)

Selling, general and administrative	$21,809	0.2%	$21,770	5.2%	$20,701
Percentage of total revenues	43.7%		44.0%		39.2%

Research and development	$8,527	(2.1)%	$8,705	(3.8)%	$9,047
Percentage of total revenues	17.1%		17.6%		17.1%

Depreciation and amortization	$1,120	(9.5)%	$1,238	(30.3)%	$1,777
Percentage of total revenues	2.2%		2.5%		3.4%

Selling, general and administrative

Selling, general and administrative expenses include fixed and variable compensation and benefits, facilities, travel, communications, bad debt, legal, marketing, insurance, stock-based compensation and other administrative expenses.

Selling, general and administrative expenses of $21.8 million in fiscal 2007 increased $39,000, or 0.2% from $21.8 million in fiscal 2006. This increase was due to a $0.9 million increase in personnel salaries, benefits and related expenses offset by a reduction of other general and administrative expenses of $0.9 million, primarily bad debt expense and accounting services.

Selling, general and administrative expenses as a percentage of revenue decreased to 43.7% from 44.0% in fiscal year 2007. This decrease was primarily due to the increase in revenues as general and administrative expenses remained relatively flat versus fiscal year 2006.

Selling, general and administrative expenses of $21.8 million in fiscal 2006 increased approximately $1.1 million, or 5.2%, from $20.7 million in fiscal 2005. This increase was primarily due to a $1.5 million stock-based compensation expense as a result of the implementation of SFAS 123(R), “Share-Based Payment” incurred in 2006 offset by a decrease of approximately $0.4 million in personnel salaries, benefits and related expenses.

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

Research and development expense was $8.5 million in 2007, which represents a decrease of $0.2 million, or 2.1%, from $8.7 million in fiscal 2006. This decrease is due to a reduction in salaries and related personnel costs in the research and development area.

As a percentage of revenue, research and development expense decreased slightly to 17.1% in 2007 versus 17.6% in 2006. The percentage decreased due to both decreased research and development costs and slightly higher revenues in 2007 versus 2006.

Research and development expense was $8.7 million in 2006, which represents a decrease of $0.3 million, or 3.8%, from $9.0 million in fiscal 2005. This decrease is due to a reduction in headcount and related salaries, benefits and associated expenses.

As a percentage of revenue, research and development expense increased slightly to 17.6% in 2006 versus 17.1% in 2005. Although research and development expense decreased, the percentage increased due to the lower overall revenues in 2006 versus 2005.

Depreciation and amortization

Depreciation and amortization expense of $1.1 million, consisting of $0.7 million related to fixed assets and $0.4 million of amortization related to intangible assets, in fiscal 2007 decreased approximately $0.1 million, or 9.5%, from $1.2 million in fiscal 2006. This decrease was the result of fixed assets that became fully depreciated during the 2007 fiscal year offset by increases in depreciation expense for new assets placed in service during 2007.

Depreciation and amortization expense of $1.2 million, consisting of $0.8 million related to fixed assets and $0.4 million of amortization related to intangible assets, in fiscal 2006 decreased approximately $0.6 million, or 30.3%, from $1.8 million in fiscal 2005. This decrease was the result of fixed assets that became fully depreciated during the 2006 fiscal year.

In the first quarter of 2007, we acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred to date to develop and modify this software to release as our Vision Series Financial product will be amortized over its estimated life. We have not capitalized any internal costs as of December 31, 2007. We expect Vision Series Financials to be commercially available during the first half of 2008, at which point we will begin amortization of this capitalized cost.

Settlements, severance and impairment charges

2007 Severance Costs

On October 1, 2007, we notified Peter A. McClennen, our President and Chief Operating Officer (“Mr. McClennen”) the Employment Agreement between Mr. McClennen and us, dated March 28, 2005 (the “Employment Agreement”) would not be renewed. Pursuant to the terms of the Employment Agreement and in connection with the non-renewal by us of that agreement, we and Mr. McClennen have entered into a general release and separation agreement, dated as of October 25, 2007 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. McClennen is entitled to receive one year’s salary as a severance payment. As of December 31, 2007, we have accrued approximately $0.3 million in general and administrative expenses related to this Separation Agreement.

In 2005, we incurred an expense of $5.7 million for settlements, severance and impairment charges. These charges consisted of the following:

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

Settlement of litigation.  On October 14, 2005, we announced that David and Susan Jones (“Plaintiffs”) and InfoCure Corporation (now known as AMICAS, Inc.), Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. filed in 2001 concerning a 1999 transaction (see Note M to our Consolidated Financial Statements). As part of the settlement, we agreed to pay $3.25 million to the Plaintiffs. We recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two former executive officers of the Company, and $0.5 million for previously accrued amounts.

Restructuring charges:

The 2005 Plan.  In May 2005, we notified 13 of our employees that their employment would be terminated in the second quarter of 2005 and, pursuant to their termination agreements, we agreed to pay their salary during their severance period. In 2005, we recorded a $0.2 million charge for costs associated with their termination.

Office Closure.  In June 2005, we vacated our former Ridgefield, Connecticut headquarters and determined we had no future use for this leased space. In 2005, we recorded a restructuring charge for the remaining contractual lease payments under the lease agreement of approximately $0.1 million that was paid in 2005.

Executive Termination Costs.  On March 31, 2005, we entered into a separation agreement with two of our former executives, who were also former executives of Amicas PACS. Pursuant to their agreements, we agreed to pay the executives two months of salary and other compensation obligations. In 2005, we recorded approximately $0.1 million in costs related to the termination of employment of these executives. As of December 31, 2005, all amounts have been paid.

Interest Income (Expense)

	Year Ended December 31,
	2007	Change	2006	Change	2005
	(Dollars in thousands)

Interest income	$3,870	3.1%	$3,753	49.2%	$2,516
Interest expense	—	—	—	(100.0)%	(751)

The increase in interest income in 2007 of $0.1 million, or 3.1%, versus fiscal year 2006 is the result of increased marketable securities and cash balances as we generated cash from operations in 2007, and the excess cash was reinvested.

In fiscal 2006, interest income of $3.8 million consisted primarily of the interest income generated from cash, cash equivalents and marketable securities. Interest income increased $1.2 million, or 49.2%, from $2.5 million in 2005. During 2006, we invested our cash equivalents which were invested primarily in money market funds into marketable securities with longer maturities and higher yields. Interest income increased to $2.5 million in 2005 versus $0.2 million in 2004. This increase was primarily due to the increase in our cash and cash equivalent balance as a result of the sale of our Medical Division in January 2005, as well as a higher interest rate being earned on our cash and cash equivalent balance and increases in the cash surrender value of certain life insurance policies on former officers.

The decrease in interest expense in 2005 relates to our credit facility pay-off. In conjunction with the early pay-off of the credit facility, we wrote-off approximately $0.7 million of previously capitalized deferred financing costs in fiscal year 2005. We had no interest expense during 2006 or 2007 as a result of not carrying any debt.

Income Taxes

For 2007, we recorded an income tax provision of $209,000 from continuing operations. For 2006, we recorded an income tax provision from continuing operations of $84,000 and a benefit of $$230,000 related to discontinued operations. The increase in our tax provision in 2007 resulted primarily from accrued interest and penalties associated with our uncertain tax positions.

For 2005, we recorded an income tax benefit from continuing operations of $1.2 million and an income tax provision of $33.9 million related to discontinued operations. For 2006 and 2005, we recorded $0.4 million and $0.6 million, respectively, of income tax benefit to additional paid-in capital in connection with net operating loss carryforwards attributed to the exercise of employee stock options.

Management has assessed the recovery of our deferred tax assets of $28.7 million and as a result of this assessment, recorded a valuation allowance of $25.8 million as of December 31, 2007. The valuation allowance, along with deferred tax liabilities of $2.9 million, reduces the net deferred tax asset to zero. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely than not that the deferred tax asset will not be realized.

Gain on the sale of discontinued operations

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our Medical Division to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of a Purchase Agreement between the Company and Cerner (the “Purchase Agreement”). As consideration for the Asset Sale, we received cash proceeds of approximately $100 million, subject to a post-closing purchase price reduction of $1.6 million.

Under the terms of the Purchase Agreement, Cerner agreed to pay us $100 million in cash, subject to a post-closing adjustment based on our net working capital as of the closing date, and Cerner agreed to assume specified liabilities of our Medical Division and certain obligations under assigned contracts and intellectual property.

In 2005, we recorded a net gain from the sale of approximately $46.3 million, which is net of approximately: $16.2 million of net assets transferred to Cerner, $1.6 million of post-closing purchase price adjustments, $33.9 million of income taxes, $1.0 million relating to the modification of stock options granted to certain employees of the Medical Division and $1.0 million of additional fees and transaction costs related to the Asset Sale.

In 2006, we recorded a $0.2 million gain from the Asset Sale. This gain is the result of finalizing the allocation of the gain on the Asset Sale to the various state taxing jurisdictions for 2005.

(Loss) Income from Discontinued Operations

Discontinued operations represent the Asset Sale. On January 3, 2005, we completed the Asset Sale. For 2005, our loss from discontinued operations was $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, our cash and cash equivalents and marketable securities were $75.6 million, an increase of $3.8 million from $71.8 million of cash and cash equivalents and marketable securities at December 31, 2006. This increase was primarily due to cash generated from operations. During 2007, we invested additional cash equivalents in marketable securities.

Net cash provided by operating activities was $7.0 million in 2007 as compared to $3.6 million in 2006. The $3.4 million increase of cash provided by operating activities resulted from increases in changes in operating assets and liabilities, consisting of increases from prepaid expenses and accounts payable and accrued expenses and unrecognized tax benefits of approximately $9.0 million offset by operating decreases in deferred revenue, and accounts receivable of $6.0 million, offset by an increase of $0.4 million from net income and adjustments to net income.

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

Investing activities utilized net cash of $5.4 million in 2007 compared to net cash utilized of $65.4 million in 2006. In 2006, our cash equivalents of $64.4 million were invested in marketable securities. The 2007 net cash utilized of $5.4 million reflects additional investments in marketable securities of $2.6 million and $2.8 million in net cash used for capital expenditures and the purchase of software.

Investing activities utilized net cash of $65.4 million in 2006 compared to net cash generated of $96.9 million in 2005. The 2006 net cash utilized of $65.4 million reflects investments in marketable securities of $64.4 million and $0.9 million in net cash used primarily for capital expenditures.

Cash used in financing activities for 2007 totaled $0.4 million, consisting of $0.8 million of cash used to repurchase our common stock, offset by $0.4 million of cash received in connection with the exercise of stock options by certain employees.

Cash used in financing activities for 2006 amounted to $13.1 million, consisting of $15.2 million of cash used to repurchase our common stock, offset by $1.7 million of payments received in connection with the exercise of stock options by certain employees and $0.4 million non-cash charge related to changes in the valuation allowance for stock option exercises.

Our primary source of liquidity is our cash and cash equivalents and marketable securities. We believe our cash and cash equivalents and marketable securities together with our cash provided by operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2007.

	Fiscal Year Ended
	2008	2009	2010	2011	Thereafter	Totals
	(In thousands)

Operating leases(a)	$1,152	$848	$874	$866	$923	$4,663
Other commitments(b)	888	288	96	—	—	1,272

Total	$2,040	$1,136	$970	$866	$923	$5,935

(a)	In October 2007, we signed a lease to remain in our Boston, Massachusetts corporate headquarters until January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the lease term.

(b)	Included in other commitments are the following:

•	We are committed to paying approximately $24,000 per month through April 2010 for certain EDI services.

•	In connection with our employee savings plans, we have committed, for the 2008 plan year, to contribute to the plans. Our matching contribution for 2008 is estimated to be approximately $0.6 million in cash. Our matching contribution for 2007 was approximately $0.6 million of which $0.5 million was paid in 2007 and $0.1 million paid in February 2008.

In December 2007, our Board of Directors authorized the repurchase up to $25.0 million of our common stock. As of December 31, 2007, we have repurchased 300,800 shares for approximately $0.8 million under a Rule 10b5-1 trading plan.

We anticipate capital expenditures for computer software and equipment, other equipment, and leasehold improvements of approximately $0.5 million for 2008.

To date, the overall impact of inflation on us has not been material.

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party currently pending, and management is unaware of any material contemplated actions against us.

Agreements with Cerner

On January 3, 2005, we entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees we provided services to Cerner including accounting, tax, information technology, customer support and use of facilities, and Cerner provides services to us such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the services we provided terminated on April 30, 2006 and certain

Cerner-provided services were expected to be provided through March 31, 2009. On September 27, 2007, effective May 1, 2007, we and Cerner mutually agreed to terminate the transition services agreement.

In January 2005, we completed the Asset Sale of our Medical Division to Cerner. In connection with the Purchase Agreement with Cerner, we assigned our agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee ranged from $0.2 million to $0.3 million based on our and Cerner’s combined volume usage in the last month of the preceding year. We also assigned our patient statement agreement with NDC to Cerner. The agreement generally provided for us to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitment was to be reduced by 1.25% per quarter until April 2009. On September 27, 2007, in connection with the termination of the transition services agreement, we and Cerner mutually agreed that we have no further obligation to pay any minimum quarterly fees, and Cerner has no obligation to provide services. As a result, we recognized approximately $0.5 million of previously recorded unearned discount as a reduction of cost of maintenance and services during the year ended December 31, 2007.

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

As permitted under Delaware law, we have agreements under which we indemnify our executive officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2007.

We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2007.

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

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. When we believe that services are essential to the functionality of the product, we recognize revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after we ship it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period

Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Cash Equivalents and Marketable Debt Securities.  Cash equivalents consist primarily of money market funds and are classified as available for sale and carried at fair value, which approximates cost.

Marketable debt securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. Marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations.

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

Long-lived Assets.  We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Goodwill and Business Combinations.  Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We are required to test our goodwill for impairment of value on at least an annual basis. To date, the results of our tests have not revealed an impairment of value.

Software Development Costs.  We begin capitalizing software development costs, exclusively third-party programmer fees, only after establishing commercial and technical feasability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a three- to seven-year period. Amortization commences when the product is made commercially available. No products were made commercially available in 2005 or 2006. In 2007, we did not capitalize any costs related to products that were made commercially available during the year, as such amounts were immaterial.

We evaluate the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If our gross revenues turn out to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

Income Taxes.  We provide for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of our assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The first step prescribes a recognition threshold of more-likely — than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, we adopted FIN 48 on January 1, 2007, and there was no material effect on the financial statements. As a result, there was no cumulative effect relating to adopting FIN 48.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, ”Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financials statements. The FASB has provided a one-year deferral for the implementation for other nonfinancial assets and liabilities. We anticipate that the adoption of SFAS 157 will have no material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. We are currently evaluating whether we will apply the voluntary fair value option to any of our financial assets or financial liabilities.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (’SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 141-R will have on our financial position and results of operations. Early adoption of this statement is not permitted.

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

As of December 31, 2007, we held approximately $8.5 million in cash and cash equivalents and $67.1 million in marketable debt securities. Cash equivalents are carried at fair value, which approximates cost. Available for sale marketable securities are carried at fair value, and held to maturity securities are held at amortized cost.

We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.

Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $67.1 million at December 31, 2007. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are AAA rated, and the Company is not relying on these securities for short-term cash needs. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $205,000.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the years ended December 31, 2007, 2006 and 2005 are included under Item 15 and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

BDO Seidman, LLP has issued an attestation report on the Company’s internal control over financial reporting. That report appears on page F-1 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted because the Company expects to file a definitive proxy statement pursuant to Regulation 14A of the Exchange Act with respect to its 2008 Annual Meeting of Stockholders expected to be held on June 3, 2008 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

The remainder of the response to this item is contained in the Proxy Statement under the captions “Corporate Governance Matters,” and “Management,” and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4, and 5 of the Company is contained in the Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item is contained in the Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the Proxy Statement in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2007:

	(a)	(b)	(c)
			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	3,074,418	$3.87	5,821,494	(2)
Equity compensation plans not approved by security holders(3)	3,998,622	$2.82	—

Total	7,073,040	$3.27	5,821,494

(1)	Consists of our:

•	2006 Stock Incentive Plan;

•	2002 Employee Stock Purchase Plan;

•	1996 Stock Option Plan;

•	Length-of-Service Nonqualified Stock Option (“LOSSO”) Plan; and

•	Directors Stock Option Plan.

The 2006 Stock Incentive Plan replaced our 1996 Stock Option Plan (the “1996 Plan”). Options outstanding under the 1996 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 1996 Plan, and no shares remain reserved for issuance under this plan. The Directors Stock Option Plan terminated on September 9, 2007.

(2)	Includes 5,821,494 shares issuable under our 2006 Stock Incentive Plan. Directors and employees are eligible to receive grants under the 2006 Stock Incentive Plan, which is administered by our Compensation Committee. The Compensation Committee approves options, rights or stock grants under the 2006 Stock Incentive Plan, including (i) the number of shares of common stock covered by such options, rights or stock grants, (ii) the dates upon which such options, rights or stock grants become exercisable (which is typically over a three to four year period), (iii) the exercise price of such options, rights or stock grants (which may not be less than the fair market value of a share of stock on the date the option or right is granted), and (iv) the duration of the options, rights or stock grants (which may not exceed ten years). The Compensation Committee has delegated to our Chief Executive Officer the authority to grant a limited number of options under the 2006 Stock Incentive Plan to new and current employees, other than executive officers and certain other officers. As of December 31, 2007, our Chief Executive Officer had the authority to grant options for up to 116,876 shares of our common stock.

(3)	Consists of our 2000 Broad-Based Stock Plan (the “2000 Plan”), for which stockholder approval was neither sought nor obtained, and which was adopted by the Board of Directors effective June 13, 2000. The 2006 Stock Incentive Plan replaced the 2000 Plan. Options outstanding under the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 2000 Plan, and no shares remain reserved for issuance under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.  The financial statements beginning on page F-1 of this report are filed as part of this report on the pages indicated. Financial statement schedules are not included as they are not applicable as all items are included in the financial statements.

Financial Statements and Supplementary Data

(a)(2) Exhibits.  The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit
No.		Description

2.1	—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
2.2	—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., AMICAS, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).
2.3	—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., AMICAS, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).
3.1	—	Certificate of Incorporation of Infocuse Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
3.2	—	Third Amended and Restated Bylaws of AMICAS, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 7, 2008).
4.1	—	Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the Commission March 30, 2005).

Exhibit
No.			Description

4.2		—	Rights Agreement, including all exhibits, dated as of December 5, 2002, between VitalWorks Inc. and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
4.3		—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).
10	.1†	—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996)
10	.2†	—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996)
10	.3†	—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.4†	—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.5†	—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
10	.6†	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
10.7		—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.8†	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.9		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.10		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.11		—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.12		—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.13†	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000).
10.14		—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).
10.15		—	Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
10	.16†	—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).
10	.17†	—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).

Exhibit
No.			Description

10	.18†	—	Employment Agreement, dated October 1, 2004, by and between VitalWorks Inc. and Joseph D. Hill (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10.19		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).
10.20			Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc. (incorporated by reference to 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10.21			Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc. (incorporated by reference to 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10	.22†	—	Employment Agreement, dated March 28, 2005, by and between AMICAS, Inc. and Peter McClennen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current report on Form 8-K, filed with the Commission on March 31, 2005).
10	.23†	—	AMICAS, Inc. 401(k) Retirement Savings Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006).
10	.24†	—	2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 24, 2006).
10	.25†	—	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.26†	—	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.27†	—	Form of Nonqualified Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.28†	—	Form of Restricted Stock Agreement for Employees under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.29†	—	Form of Restricted Stock Agreement for Non-Employee Directors under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.30†	—	2007 Employee Stock Purchase Plan (incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, filed with Commission on April 30, 2007).
10	.31†	—	Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2007).
10	.32†	—	Separation Agreement, dated October 25, 2007, by and between AMICAS, Inc. and Peter McClennen (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2007).
10	.33*	—	Lease agreement, dated October 18, 2007, by and between AMICAS, Inc and Brighton Landing, LLC.
21.1		—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2005).
23	.1*	—	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited Amicas, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMICAS, Inc. and subsidiary management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMICAS, Inc and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMICAS, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of AMICAS, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and Subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note M of the financial statements, AMICAS, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMICAS, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/   BDO Seidman, LLP

Boston, Massachusetts
March 13, 2008

AMICAS, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,536	$7,331
Marketable securities	67,071	64,436
Accounts receivable, net of allowances of $231 and $1,050	10,483	11,387
Prepaid expenses and other current assets	3,600	4,729

Total current assets	89,690	87,883

Property and equipment, less accumulated depreciation and amortization of $6,848 and $6,155	1,186	1,369
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $7,992 and $6,035	8,008	7,665
Other intangible assets, less accumulated amortization of $1,742 and $1,316	1,658	2,084
Other assets	586	557

Total assets	$128,441	$126,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,094	$7,155
Accrued employee compensation and benefits	1,451	897
Deferred revenue, including unearned discounts of $- and $336	10,375	10,867

Total current liabilities	18,920	18,919

Unrecognized tax benefits	1,275	—
Other liabilities, primarily unearned discounts re: outsourced printing services	—	397
Commitments and contingencies (see Note L)
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,296,823 and 51,066,966 shares issued	51	51
Additional paid-in capital	229,056	226,764
Accumulated deficit	(98,478)	(97,616)
Accumulated other comprehensive income (loss)	60	(4)
Treasury stock, at cost, 6,824,192 and 6,523,392 shares	(22,443)	(21,640)

Total stockholders’ equity	108,246	107,555

Total liabilities and stockholders’ equity	$128,441	$126,871

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Maintenance and services	$38,175	$36,258	$36,813
Software licenses and system sales	11,713	13,179	15,998

Total revenues	49,888	49,437	52,811

Costs and expenses
Cost of revenues:
Maintenance and services	16,469	15,003	14,163
Software licenses and system sales, includes amortization of software costs of $1,957 in 2007, $1,958 in 2006 and $1,965 in 2005	6,486	7,644	6,413
Selling, general and administrative	21,810	21,770	20,701
Research and development	8,527	8,705	9,047
Depreciation and amortization	1,119	1,238	1,777
Settlement, severance and impairment charges	—	—	5,677

	54,411	54,360	57,778

Operating loss	(4,523)	(4,923)	(4,967)
Interest income	3,870	3,753	2,516
Interest expense	—	—	(751)

Loss from continuing operations, before income taxes	(653)	(1,170)	(3,202)
Provision for (Benefit from) income taxes	209	84	(1,197)

Loss from continuing operations	(862)	(1,254)	(2,005)
Gain on sale of discontinued operations, net of benefit from taxes of $230 in 2006 and provision for taxes of $33,906 in 2005	—	230	46,277
Loss from discontinued operations	—	—	(57)

Net (loss) income	$(862)	$(1,024)	$44,215

Earnings (loss) per share:
Basic:
Continuing operations	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	1.00

	$(0.02)	$(0.03)	$0.96

Diluted:
Continuing operations	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	1.00

	$(0.02)	$(0.03)	$0.96

Weighted average number of shares outstanding:
Basic	44,657	46,499	46,285

Diluted	44,657	46,499	46,285

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Shares			Additional		Other		Total
	Common	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity	Loss
				(In thousands, except share data)

Balance at December 31, 2004	46,338,568	(1,985,502)	$46	$211,888	$(140,807)	$—	$(6,472)	$64,655	$—
Issuance of common stock, net of related expense for:
Matching contribution 401(k) plan	32,099			161				161
Exercise of stock options	3,985,017		4	8,989				8,993
Modification of stock option agreements				1,211				1,211
Tax benefit from change in valuation allowance from stock option exercises				678				678
Net income (loss)					44,215			44,215

Balance at December 31, 2005	50,355,684	(1,985,502)	50	222,927	(96,592)	—	(6,472)	119,913
Issuance of common stock, net of related expense for:
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	681,602		1	1,631				1,632
Issuance of restricted stock	29,680			37				37
Repurchase of treasury stock		(4,537,890)					(15,168)	(15,168)
Share-based payment				1,736				1,736
Unrealized loss on marketable securities						(4)		(4)	(4)
Tax benefit from change in valuation allowance from stock option exercises				443				443
Net income (loss)					(1,024)			(1,024)	(1,024)

Total comprehensive loss									(1,028)
Balance at December 31, 2006	51,066,966	(6,523,392)	51	226,764	(97,616)	(4)	(21,640)	107,555
Issuance of common stock, net of related expense for:
Exercise of stock options	203,872			414				414
Issuance of restricted stock	25,985			71				71
Repurchase of treasury stock		(300,800)					(803)	(803)
Share-based payment				1,807				1,807
Unrealized gain on marketable securities						64		64	64
Net income (loss)					(862)			(862)	(862)

Total comprehensive loss									(798)

Balance at December 31, 2007	51,296,823	(6,824,192)	$51	$229,056	$(98,478)	$60	$(22,443)	$108,246

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Loss from continuing operations	$(862)	$(1,254)	$(2,005)
Income from discontinued operations	—	230	46,220

Net (loss) income	(862)	(1,024)	44,215
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain from the sale of discontinued operations	—	(230)	(81,143)
Depreciation and amortization	1,119	1,238	1,777
Provisions for bad debts	185	746	(1,432)
Gain on sale of fixed assets	—	(6)	(41)
Write-off of deferred financing costs	—	—	661
Amortization of software development costs	1,957	1,958	1,965
Deferred income taxes	—	—	28,200
Non-cash stock compensation expense	1,878	1,763	1,211
Changes in operating assets and liabilities:
Accounts receivable	719	3,184	(2,460)
Prepaid expenses and other current assets	1,100	(2,558)	2,070
Accounts payable and accrued expenses	493	(3,549)	(908)
Deferred revenue including unearned discount	(889)	2,043	(2,339)
Other liabilities	—	—	(143)
Unrecognized tax benefits	1,275	—	—
Tax benefit from change in valuation allow related to stock option exercises	—	—	678

Cash provided by (used in) operating activities	6,975	3,565	(7,689)

Investing activities
Proceeds from sale of discontinued operations	—	—	98,408
Payment of transaction costs related to sale of discontinued operations	—	—	(1,043)
Proceeds from sale of assets	—	6	268
Purchases of property and equipment	(510)	(921)	(684)
Purchase of technology	(2,300)	—	—
Purchases of held-to-maturity securities	(94,898)	(49,094)	—
Maturities of held-to-maturity securities	100,263	22,762	—
Purchases of available-for-sale securities	(45,275)	(48,405)	—
Sales of available-for-sale securities	37,340	10,297	—

Cash (used in) provided by investing activities	(5,380)	(65,355)	96,949

Financing activities
Principal repayments on long-term debt	—	—	(28,673)
Repurchase of common stock	(803)	(15,168)	—
Exercise of stock options and warrants	413	1,632	8,993
Tax benefit from change in valuation allow related to stock option exercises	—	443	—

Cash used in financing activities	(390)	(13,093)	(19,680)

Increase (decrease) in cash and cash equivalents	1,205	(74,883)	69,580
Cash and cash equivalents at beginning of year	7,331	82,214	12,634

Cash and cash equivalents at end of year	$8,536	$7,331	$82,214

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business

AMICAS, Inc. (“AMICAS” or the “Company”), formerly known as VitalWorks Inc., is a leader in radiology and medical image and information management solutions. The AMICAS Vision Series products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, and radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the Vision Series product family is AMICAS Insight Solutionssm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

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

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to radiology practices, including hospital radiology departments and ambulatory imaging centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The Company’s revenues are earned and expenses are incurred principally in the United States market.

C.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets, tax contingencies and valuation allowances, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments, expected stock price volatility and weighted average expected life and

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture assumptions for share-based payments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realized value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred.” Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. When the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1. Most of the Company’s sales and licensing contracts involve multiple elements, in which case, the Company allocates the total value of the customer arrangement to each element based on the vendor specific objective evidence (“VSOE”) of the fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and/or maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In the Company’s contracts and arrangements with its customers, the Company generally does not include acceptance provisions, which would give the customer the right to accept or reject the product after the Company ships it. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Marketable Securities

Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as the Company has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost. Investments in U.S. government and municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income or loss.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company invests in marketable securities, including auction rate securities. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are AAA rated, and the Company is not relying on these securities for short-term cash needs.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At December 31, 2007 and 2006, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

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

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2007:

	2007	2006	2005

Balance at beginning of period	$1,050	$767	$2,200
Additions charged to costs and expenses	185	746	140
Additions charged to other accounts(a)	—	—	229
Reductions(b)	(1,004)	(463)	(1,802)

Balance at end of period	$231	$1,050	$767

(a)	Charged to revenues

(b)	Write-offs, returns and discounts, net of recoveries.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company believes there is no impairment to its long-lived assets at December 31, 2007.

Goodwill and Business Combinations

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company no longer amortizes its goodwill assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company is required to test its goodwill for impairment of value on at least an annual basis. To date, the results of the Company’s tests have not revealed an impairment of value.

Software Development Costs

The Company begins capitalizing software development costs, primarily third-party programmer fees, only after establishing commercial and technological feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s). Generally, depending on the nature and success of the product, such deferred costs are amortized over a five- to seven-year period. Amortization commences when the product is made commercially available.

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

Income Taxes

The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. Effective January 1, 2007, the Company adopted FIN 48. In each reporting period the Company assesses each individual tax position to determine if it satisfies some or all of the benefits of each position to be recognized in a company’s financial statements. Under FIN 48, the Company applies a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step prescribes a recognition threshold of more-likely — than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator — income (loss):
Continuing operations	$(862)	$(1,254)	$(2,005)
Discontinued operations	—	230	46,220

	$(862)	$(1,024)	$44,215

Denominator:
Basic EPS — weighted-average shares	44,657	46,499	46,285
Effect of dilutive securities, stock option and warrant rights	—	—	—

Diluted EPS — adjusted weighted-average shares and assumed conversions	44,657	46,499	46,285

Basic EPS:
Continuing operations	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	1.00

	$(0.02)	$(0.03)	$0.96

Diluted EPS:
Continuing operations	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	1.00

	$(0.02)	$(0.03)	$0.96

Because their effect would be antidilutive, stock option and warrant rights were excluded from the diluted calculation for the years 2007, 2006 and 2005. For the years ended December 31, 2007, 2006 and 2005, the dilutive effect of stock options and warrants under the treasury method is 0.8 million shares, 1.25 million shares, and 3.37 million shares, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the twelve months ended December 31, 2007 and December 31, 2006 consists of net income (loss) and net unrealized gains on marketable securities. The Company has disclosed the components of comprehensive income (loss) in its Consolidated Statement of Stockholders Equity and Comprehensive Income (Loss).

Share Based Payment

The Company adopted SFAS 123(R) “Share Based Payment” (“SFAS 123R”) as of January 1, 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense and our results of operations could be materially impacted. See Note N for additional information related to share-based payments

Prior to the adoption of SFAS 123R, the Company accounted for employee stock option grants and stock awards, based on their intrinsic value, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under the intrinsic value method, compensation expense is recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant or if the number of shares is not fixed. The weighted-average estimated grant date fair value, as defined by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) of options granted in 2005 was $2.38 as calculated using the Black-Scholes option valuation model. The Company priced its fixed stock options at fair market value on the date of grant, and therefore, under Opinion 25, no compensation expense was recognized for stock options granted. The following table illustrates the effect on loss from continuing operations and the related loss per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

Year Ended
December 31,
2005

Loss from continuing operations, as reported	$(2,005)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)

Pro forma loss from continuing operations	$(4,939)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.04)

Basic and diluted — pro forma	$(0.11)

The fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended
December 31,
2005

Risk-free interest rate	4.1%
Expected dividend yield	0.0
Expected stock price volatility	63.1%
Weighted average expected life	4.8 years

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

In June 2006, the FASB issued FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The first step prescribes a recognition threshold of more-likely — than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company adopted FIN 48 on January 1, 2007, and there was no material effect on the financial statements. As a result, there was no cumulative effect relating to adopting FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ”Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financials statements. The FASB has provided a one-year deferral for the implementation for other nonfinancial assets and liabilities. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. We are currently evaluating whether we will apply the voluntary fair value option to any of our financial assets or financial liabilities.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141-R will have on its financial position and results of operations. Early adoption of this statement is not permitted.

E.	Discontinued Operations

On November 15, 2004, the Company and Cerner entered into a Purchase Agreement pursuant to which the Company agreed to sell and Cerner agreed to acquire and assume substantially all of the assets and liabilities of the Company’s Medical Division together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business. The sale of the Company’s Medical Division allowed the Company to focus completely on its radiology business. Under the terms of the Purchase Agreement, (a) Cerner agreed to pay the Company $100 million in cash, subject to a post-closing purchase-price adjustment based on the Company’s net working capital as of the closing date, and (b) Cerner agreed to assume specified liabilities of the Medical Division and the anesthesiology business and certain obligations under assigned contracts and intellectual property.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2006, the Company recorded a $0.2 million gain from the sale of discontinued operations. This gain is the result of finalizing the allocation of the gain on the sale of the medical division to the various state taxing jurisdictions for 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the December 31, 2005 consolidated financial statements exclude results of operations relating to the sale of the Medical Division. As noted above, the Company had formally committed to a plan to sell its Medical Division. The Company has (i) eliminated the Medical Division’s financial results from its ongoing operations, (ii) determined that the Medical Division was a separate component of its aggregated business as historically its management reviewed separately the Medical Division’s financial results and cash flows apart from its continuing operations, and (iii) determined that it will have no further continuing involvement in the operations of the Medical Division after the sale.

Condensed results of operations relating to the Medical Division for the year ended December 31, 2005 is as follows:

Year Ended
December 31,
2005

Revenues	$—
Gross profit	—
Operating loss	(57)
Loss from discontinued operations	$(57)

G.	Settlements, Severance and Impairment Charges

2007 Severance Costs

On October 1, 2007, the Company notified Peter A. McClennen, our President and Chief Operating Officer (“Mr McClennen”) the Employment Agreement between Mr. McClennen and the Company, dated March 28, 2005 (the “Employment Agreement”) would not be renewed. Pursuant to the terms of the Employment Agreement and in connection with the previously announced non-renewal by the Company of that agreement, the Company and Mr. McClennen have entered into a general release and separation agreement, dated as of October 25, 2007, (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. McClennen is entitled to receive one year’s salary as a severance payment. As of December 31, 2007 the Company has accrued approximately $0.3 million in general and administrative expenses related to this Separation Agreement.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Executive Termination Costs.  On March 31, 2005, the Company entered into a separation agreement with two former executives of the Company, who were also former executives of Amicas PACS. Pursuant to their agreements, the Company has agreed to pay the executives two months of salary and other compensation obligations. In 2005, the Company recorded approximately $0.1 million in costs related to the termination of employment of these executives. Additionally, under the separation agreements, in the first and second quarter of 2005, the Company accelerated the payment of certain earn-out bonuses in the amount of $1.1 million. As of December 31, 2005, all amounts had been paid.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, marketable securities consisted of the following, in thousands:

	December 31, 2007
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
State and municipal obligations	$34,038	$23	$(31)	$34,030
Federal agency obligations	11,255	68	—	11,323

Total	$45,293	$91	$(31)	$45,353

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Commercial paper	$7,928	$16	$(1)	$7,943
Certificates of deposit	13,790	17	(2)	13,805

Total	$21,718	$33	$(3)	$21,748

Available for sale securities are recorded at fair value of $45.3 million as of December 31, 2007, and held to maturity securities are recorded at amortized cost of $21.7 million, resulting in total marketable securities of $67.1 million.

As of December 31, 2006, marketable securities consisted of the following, in thousands:

	December 31, 2006
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$29,950	$—	$—	$29,950
Federal agency obligations	5,801	5	(9)	5,797

Total	$35,751	$5	$(9)	$35,747

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Commercial paper	$12,812	$1	$(1)	$12,812
Certificates of deposit	15,877	5		15,882

Total	$28,689	$6	$(1)	$28,694

Available for sale securities are recorded at fair value of $35.7 million as of December 31, 2006, and held to maturity securities are recorded at amortized cost of $28.7 million, resulting in total marketable securities of $64.4 million.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

	December 31,	December 31,
	2007	2006

Due within one year	$14,216	$5,501
Due between one to five years	8,837	8,096
Due after 10 years	22,300	22,150

Total	$45,353	$35,747

I.	Property and Equipment

Major classes of property and equipment consist of the following:

	Depreciation/
	Amortization	December 31,
	Period	2007	2006
	(Years)	(In thousands)

Equipment, primarily computers, and software	3-5	$4,614	$4,114
Equipment under capital lease obligations	3-5	2,627	2,627
Furniture and other	3-7	793	783

		8,034	7,524
Less accumulated depreciation and amortization		6,848	6,155

		$1,186	$1,369

Depreciation and amortization expense of these assets totaled $0.7 million, $0.8 million and $1.3 million for 2007, 2006 and 2005, respectively.

J.	Goodwill, Acquired/Developed Software and Other Intangible Assets

Major classes of intangible assets consist of the following:

		December 31,
		2007			2006
	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Years)	(In thousands)

Goodwill		$27,313	—	$27,313	$27,313	—	$27,313

Acquired software	7	$16,000	$(7,992)	$8,008	$13,700	$(6,035)	$7,665

Trademarks	15	$1,900	$(517)	$1,383	$1,900	$(391)	$1,509
Non-compete agreements	5	1,500	(1,225)	275	1,500	(925)	575

		$3,400	$(1,742)	$1,658	$3,400	$(1,316)	$2,084

Amortization expense of the identifiable intangible assets totaled $2.4 million for each of 2007, 2006 and 2005. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and non-compete agreements is included in depreciation and amortization expense.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Acquired software	$2,231	$2,286	$2,123	$328	$328	$712	$8,008
Trademarks	127	127	127	126	127	749	1,383
Non-compete agreements	275		—	—	—	—	275

Total	$2,633	$2,413	$2,250	$454	$455	$1,461	$9,666

In the first quarter of 2007, the Company acquired certain ownership rights to IMAGINEradiology’s practice management software for $2.3 million. Costs incurred to date to develop and modify this software to release as the Company’s Vision Series Financials product will be amortized over its estimated life. The Company has not capitalized any internal costs as of December 31, 2007. The Company expects Vision Series Financials to be commercially available during the first half of 2008 at which point it will begin amortization of this capitalized cost.

K.	Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Accounts payable	$3,645	$2,920
Accrued expenses	2,331	2,216
Income taxes payable	157	1,265
Sales tax payable	961	754

Total	$7,094	$7,155

L.	Commitments and Contingencies

The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2013.

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2007:

Year	Operating
(In thousands)

2008	$1,152
2009	848
2010	874
2011	866
Thereafter	923

Total	$4,663

Certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2007, 2006 and 2005 under all lease agreements totaled $1.3 million, $1.2 million, and $1.2 million, respectively. On October 18, 2007, the Company renewed the lease to remain in its corporate headquarters in Boston, Massachusetts through January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the lease term

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s employee savings plans, the Company has committed, for the 2008 plan year, to contribute to the plans. The matching contribution for 2008 is estimated to be approximately $0.6 million and will be made in cash.

Agreements with Cerner

On January 3, 2005, the Company entered into a transition services agreement with Cerner in connection with the sale of the Medical Division. Pursuant to the transition services agreement, in exchange for specified fees, the Company provided services to Cerner including accounting, tax, information technology, customer support and use of facilities, and Cerner provided services to the Company such as EDI services including patient billing and claims processing, and use of facilities. Under the agreement, certain of the Company-provided services terminated on April 30, 2006 and certain Cerner-provided services were expected to be provided through March 31, 2009. On September 27, 2007, effective May 1, 2007, the Company and Cerner mutually agreed to terminate the transition services agreement.

In January 2005, the Company completed the sale of substantially all of the assets and liabilities of its medical division, together with certain other assets, liabilities, properties and rights of the Company relating to its anesthesiology business (the “Medical Division”) to Cerner and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004 (the “Purchase Agreement”). In connection with the Purchase Agreement with Cerner, the Company assigned its agreement with a third-party provider of EDI services for patient claims processing to Cerner. For the months after April 2005, the annual processing services fee ranged from $0.2 million to $0.3 million based on the Company’s and Cerner’s combined volume usage in the last month of the preceding year. The Company also assigned its patient statement agreement with National Data Corp. (“NDC”) to Cerner. The agreement generally provided for the Company to send minimum quarterly volumes and to pay a minimum quarterly fee of $0.6 million to Cerner through March 2006. Thereafter, the minimum quarterly volume commitment was to be reduced by 1.25% per quarter until April 2009. On September 27, 2007, in connection with the termination of the transition services agreement, the Company and Cerner mutually agreed the Company has no further obligation to pay any minimum quarterly fees, and Cerner has no obligation to provide services. As a result, the Company recognized approximately $0.5 million of previously recorded unearned discount as a reduction of cost of maintenance and services during the year ended December 31, 2007.

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

As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party,

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

Legal Proceedings

From time to time, in the normal course of business, the Company is involved with disputes and there are various claims made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

On April 19, 2001, a lawsuit styled David and Susan Jones v. InfoCure Corporation (now known as AMICAS, Inc.), et al., concerning a 1999 business combination transaction was filed in Boone County Superior Court in Indiana and the case was subsequently transferred to the Northern District Court of Georgia. The complaint alleged state securities law violations, breach of contract, and fraud claims against the defendants. The complaint did not specify the amount of damages sought by plaintiffs, but sought rescission of a transaction that the plaintiffs valued at $5 million, as well as punitive damages and reimbursement for the plaintiffs’ attorneys’ fees and associated costs and expenses of the lawsuit. In October 2001, the plaintiffs’ request for a preliminary injunction to preserve their remedy of rescission was denied and part of their complaint was dismissed. The plaintiffs’ subsequent appeal of this decision was denied. Thereafter, plaintiffs retained new counsel and served an amended complaint that added additional former officers and directors as defendants, dropped the claim for rescission, and asserted new state securities law violations. After disqualification of plaintiffs’ second counsel in May 2003, plaintiffs retained new counsel and, in July 2003, served a second amended complaint upon us which added, among other things, a claim for Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) violations. In August 2003, the Company filed with the Court a partial motion to dismiss the second amended complaint which motion was granted in part and denied in part on January 9, 2004. On February 6, 2004, the Company served an answer to the second amended complaint. On December 20, 2004, the defendants filed a motion for summary judgment and the plaintiffs filed a motion for partial summary judgment. In a September 2005 decision, the Court denied plaintiffs’ motion for summary judgment, and the defendants’ motion for summary judgment was granted in part and denied in part. The matter was placed on the Court’s October 17, 2005 trial calendar. On October 14, 2005, the Company announced that David and Susan Jones (“Plaintiffs”) and AMICAS, Inc, Richard Perlman and James Price agreed to settle and to resolve and terminate, fully and finally, the issues between them in the lawsuit styled David and Susan Jones v. InfoCure Corporation, et al. As part of the settlement, the Company agreed to pay $3.25 million to the Plaintiffs. The Company recorded a $2.75 million charge related to the settlement of this litigation in 2005. The $2.75 million charge is net of the reimbursement received of $325,000 from the co-defendants, who are two of the Company’s former executive officers, and $0.5 million for previously accrued amounts.

M.	Stockholders’ Equity

Stockholder Rights Plan

In December 2002, the Company adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right (the “Right”) on each share of the Company’s common stock. The dividend was paid on December 27, 2002, to stockholders of record on December 27, 2002. The Rights Plan was approved and recommended to the Company’s board of directors (the “Board”) by a special committee of the Board consisting of three outside members of the Board. The Rights Plan is designed to enable all Company stockholders to realize the full value of

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their investment and to provide for fair and equal treatment of all Company stockholders if there is an unsolicited attempt to acquire control of the Company. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and was not adopted in response to any specific effort to acquire control of the Company.

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

Employee Savings Plans

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In 2007, 2006 and 2005, the Company authorized matching contributions of $0.6 million, $0.5 million and $0.5 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation. The matching contribution for 2007 and 2006 was paid in cash. The matching contribution for the 2005 plan year was made quarterly for the first, second and third quarters, 75% in cash and 25% in shares of the Company’s common stock. The fourth quarter contribution was made all in cash. Employees become fully vested with respect to Company contributions after three years of service. Participating employees may now defer up to 50% of their pre-tax compensation but not more than $15,500 per calendar year.

Employee Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2007, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. In 2006 and 2005, a total of 115,681 and 142,616 shares, respectively, were issued under the Company’s employee stock purchase plan. In August 2007, the Employee Stock Purchase Plan resumed, and the Company issued approximately 75,000 shares at the conclusion of the offering period in January 2008.

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

The 2006 Stock Incentive Plan (the “2006 Plan”) has 8.0 million shares of common stock of the Company reserved for incentive stock option grants, nonqualified option grants, stock appreciation right grants, restricted stock, restricted stock units or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. In June 2007, 750,000 shares of common stock were approved for issuance to the Employee Stock Purchase Plan and allocated from the 2006 Stock Incentive Plan at the annual meeting of the Company’s stockholders. At December 31, 2007, there were 5.8 million shares available for grant under the 2006 Plan and options to purchase 1.4 million shares outstanding.

The 2000 Broad Based Stock Plan (the “2000 Plan”) has been terminated and there are no shares available for issuance. In accordance with the provisions of the 2000 Plan, the option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights that have been granted under the 2000 Plan generally vest over a three- to six-year period and will expire ten years from the date of grant. At December 31, 2007, there were approximately 4.0 million options to purchase shares outstanding under the 2000 Plan.

The 1996 Stock Option Plan (the “1996 Plan”), has been terminated and there are no shares available for issuance. Grants under this plan have been classified as incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs was not less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options could be granted to directors and consultants. Options generally vest ratably over a three to four-year period and will expire ten years from the date of grant. At December 31, 2007, there were 1.4 million options to purchase shares outstanding under the 1996 Plan.

Under the Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees were granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan was not less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan. At December 31, 2007, there were approximately 158,000 options to purchase shares outstanding under the LOSSO Plan.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Directors Stock Option Plan (the “Director Plan” ), 0.4 million shares of common stock of the Company had been reserved for issuance as nonqualified stock options to non-employee directors of the Company until the Directors Stock Plan terminated on September 9, 2007. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. At December 31, 2007, there were no shares available for grant under the Director Plan and approximately 163,000 options to purchase shares outstanding.

Share-Based Payment

The Company adopted SFAS No. 123 (Revised 2004), “Share — Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. All stock awards outstanding on December 31, 2007 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to January 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of December 31, 2005, the date on which the Company adopted SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to the adoption of SFAS 123R.

Under the provisions of SFAS 123R the Company has recorded the following amounts of stock-based compensation expense in its condensed consolidated statement of operations for the fiscal years ended December 31, 2007 and December 31, 2006:

	2007	2006
	(In thousands)	(In thousands)

Cost of revenues: maintenance and service	$106	$54
Research and development	266	196
Selling, general and administrative	1,506	1,513

Total share-based compensation expense	$1,878	$1,763

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the years ended December 31, 2007 and December 31, 2006 the Company used the following assumptions:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Stock Option Plan	Stock Purchase Plan	Stock Option Plan	Stock Purchase Plan

Average risk-free interest rate	4.69%	4.47%	4.82%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	44.2%-45.1%	41.7%	41.7%	41.7%
Weighted-average expected life (in years)	5.4	0.5	4.9	0.5
Weighted-average fair value	$1.41	$1.06	$1.56	$1.42

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3.9% and 2.2% for its options at December 31, 2007 and December 31, 2006, respectively. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.

The unamortized fair value of stock options as of December 31, 2007 was $2.6 million which is expected to be recognized over the weighted average remaining period of 2.1 years.

A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

				Weighted
				Average
	Shares		Weighted	Remaining	Aggregate
	Available for		Average	Contractual	Intrinsic
	Grant	Shares	Exercise Price	Term	Value(1)
				(Years)

Outstanding at December 31, 2005	14,930	6,672	3.23	6.10

Granted		937	3.61
Exercised		(563)	2.24		1,195

Forfeited		(365)	4.13

Outstanding at December 31, 2006	8,519	6,681	$3.32	5.97	$2,427

Granted		1,160	2.99
Exercised		(204)	2.03		298

Forfeited		(590)	3.69

Outstanding at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519

Options exercisable at December 31, 2005		4,148	$2.95
Options exercisable at December 31, 2006		4,368	$3.16	4.64	$2,362
Options exercisable at December 31, 2007		5,078	$3.28	3.82	$1,517

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2007 and the exercise price of the underlying options.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

The following table summarizes information about the Company’s outstanding and exercisable warrants at December 31, 2007 (shares in thousands):

Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Prices	of Shares	Life	Price
(Years)

$0.75–17.84	350	0.1	$4.58

There were no warrants issued in 2007, 2006 or 2005.

Restricted Stock

As of December 31, 2007, an aggregate of 55,665 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the twelve months ended December 31, 2006 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.

During the year ended December 31, 2007, the Company expensed $71,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at December 31, 2007 was $83,000.

A summary of the Company’s restricted stock activity and related information for the fiscal years ended December 31, 2006 and December 31, 2007 is as follows:

	Shares of	Weighted Average
	Restricted	Grant Date Fair
	Stock	Value

Restricted at December 31, 2005	—	$—
Granted	29,680	2.83
Unrestricted	—	—

Restricted at December 31, 2006	29,680	2.83

Granted	25,985	3.23
Unrestricted	(29,680)	2.83

Restricted at December 31, 2007	25,985	$3.23

N.	Income Taxes

For 2007, the Company recorded an income tax provision of $209,000 from continuing operations. For 2006, the Company recorded an income tax provision from continuing operations of $84,000 and a benefit of $230,000 related to discontinued operations. For 2005, the Company recorded an income tax benefit from continuing operations of $1.2 million and an income tax provision of $33.9 million related to discontinued operations. For 2006 and 2005 the Company recorded $0.4 million and $0.6 million, respectively, of income tax benefit to additional paid-in capital in connection with net operating loss carry forwards attributed to the exercise of employee stock options.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax (benefit) provision are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Income tax (benefit) provision from continuing operations
Current federal	$15	$—	$(245)
Current state	194	84	(111)

Total current (benefit) provision	209	84	(356)
Deferred federal	489	1,112	(578)
Deferred state	(249)	1,175	(263)

Valuation allowance	(240)	(2,287)	—

Total deferred (benefit) provision	—	—	(841)

Total income tax (benefit) provision from continuing operations	$209	$84	$(1,197)

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income(loss) from continuing operations as a result of the following:

	December 31,
	2007	2006	2005

Expense computed at statutory rates	$(228)	$(410)	$(1,121)
State taxes, net of federal benefit	(36)	818	(159)
Permanent differences	271	164	62
Change in valuation allowances and other	202	(488)	21

Total income tax expense (benefit)	209	$84	$(1,197)

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$92	$419
Goodwill amortization	910	1,366
Accrued expenses	562	515
Unearned discounts re: outsourced printing services	—	293
Net operating loss and credit carry forwards	25,513	25,886
Change in Amicas PACS tax accounting method	—	—
Share-based payment	1,076	582
Difference between book and tax bases of property and equipment	549	835
	28,704	29,896
Less valuation allowance	25,761	26,001

	2,943	3,895

Deferred income tax liabilities:
Acquired/developed software	2,281	3,062
Other intangible assets	662	833
	2,943	3,895

Net deferred income tax asset	$—	$—

Management has assessed the recovery of the Company’s deferred tax assets of $28.7 million and as a result of this assessment, recorded a valuation allowance of $25.8 million as of December 31, 2007. The valuation allowance, along with deferred tax liabilities of $2.9 million, reduces the net deferred tax asset to zero. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely that not that the deferred tax asset will not be realized.

As of December 31, 2007, the Company has net operating loss carry forwards of approximately $60.8 million and tax credit carry forwards of $3.3 million, which expire at various dates through 2027. The net operating loss carry forwards of $60.8 million includes approximately $1.5 million of deductions related to the exercise of stock options subsequent to the adoption of FAS 123(R). This amount represents an excess tax benefit as defined under 123(R) and has not been included in the gross deferred tax asset reflected for net operating losses.

Included in the $60.8 million of net operating loss carry forwards is approximately $18.1 million of operating losses related to the AMICAS acquisition that are subject to certain limitations. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance that pertains to the acquired companies tax attributes is generally recorded to reduce income tax expense. Also included in the $60.8 million is $13.0 million of net operating loss carry forwards related to the Datamedic acquisition and is subject to a limitation of $1.3 million per year. The benefit related to the utilization of these operating losses will be credited to the income statement. There are approximately $28.4 million of net operating loss related to stock option benefits that are unlimited and will be credited to equity when utilized and the remaining amount of $1.3 million will be credited to the income statement upon utilization.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. Upon adoption of FIN 48, unrecognized tax benefits were classified as a long-term liability.

As of January 1, 2007, the Company provided a liability of $1,112,500 of unrecognized tax benefits related to various state income tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Unrecognized tax benefits at January 1, 2007	$1,112,500
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Unrecognized tax benefits at December 31, 2007	$1,112,500

If recognized, the entire unrecognized tax benefit would impact the Company’s effective tax rate. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The tax years 19997 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2007, the Company had accrued $67,500 of interest and penalties related to uncertain tax positions. As of December 31, 2007, the total amount of accrued interest and penalties is $162,500. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.	Quarterly Results of Operations (Unaudited)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

Year Ended December 31, 2007
Total revenues	$12,433	$12,502	$13,301	$11,652	$49,888
Gross profit	6,922	6,638	7,181	6,192	26,933
Net income (loss)	146	(480)	374	(902)	(862)
Weighted average number of shares outstanding
Basic	44,549	44,568	44,762	44,746	44,657
Diluted	45,360	45,503	45,663	44,746	44,657
Earnings (loss) per share — basic	$0.00	$(0.01)	$0.01	$(0.02)	$(0.02)

Earnings (loss) per share — diluted	$0.00	$(0.01)	$0.01	$(0.02)	$(0.02)

Year Ended December 31, 2006
Total revenues	$13,971	$12,220	$11,802	$11,444	$49,437
Gross profit	7,579	7,129	5,960	6,122	26,790
Loss from continuing operations(a)	(254)	319	(173)	(1,146)	(1,254)
Income from discontinued operations	(248)	—	478		230
Net income (loss)(a)	(502)	319	305	(1,146)	(1,024)
Weighted average number of shares outstanding
Basic	48,611	45,275	45,114	45,135	46,499
Diluted	48,611	46,538	45,114	45,135	46,499
Earnings (loss) per share — basic
Continuing operations	$(0.01)	$0.01	$0.00	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00	0.00

	$(0.01)	$0.01	$0.01	$(0.03)	$(0.03)

Earnings (loss) per share — diluted
Continuing operations	$(0.01)	$0.01	$0.00	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00	0.00

	$(0.01)	$0.01	$0.01	$(0.03)	$(0.03)

P.	Supplemental Disclosure of Cash Flow and Noncash Activities

Cash payments for interest amounted to $0.1 million for 2005. The Company made cash payments for income taxes of $0.9 million, $0.8 million, and $2.5 million in 2007, 2006 and 2005, respectively.

In 2007 and 2006, the Company authorized contributions of $0.6 million and $0.5 million in cash to the employee 401(k) savings plan, respectively. In 2005, the Company authorized contributions of $0.2 million, which were made in shares of the Company’s common stock plus $0.3 million in cash, to the employee 401(k) savings plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2008.

AMICAS, Inc.

By:	/s/ Joseph D. Hill
Joseph D. Hill
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer

Signature	Title	Date

/s/ STEPHEN N. KAHANE M.D., M.S. Stephen N. Kahane M.D., M.S.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ JOSEPH D. HILL Joseph D. Hill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ PHILLIP M. BERMAN Phillip M. Berman	Director	March 17, 2008

/s/ STEPHEN J. DENELSKY Stephen J. DeNelsky	Director	March 17, 2008

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Director	March 17, 2008

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 17, 2008

/s/ JOHN J. SVIOKLA John J. Sviokla	Director	March 17, 2008