Form 10-Q
period 2008-03-31
AMICAS, Inc.
filed 2008-05-09
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008 there were 42,269,914 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
AMICAS, Vision Series, Radstream, Office Solutions and AMICAS Insight Services are trademarks, service marks or registered trademarks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$13,067	$8,536
Marketable securities	58,943	67,071
Accounts receivable, net of allowances of $236 and $231, respectively	10,918	10,483
Prepaid expenses and other current assets	3,068	3,600

Total current assets	85,996	89,690

Property and equipment, less accumulated depreciation and amortization of $7,016 and $6,848, respectively	1,322	1,186
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $8,481 and $7,992, respectively	7,519	8,008
Other intangible assets, less accumulated amortization of $1,849 and $1,742, respectively	1,551	1,658
Other assets	586	586

Total Assets	$124,287	$128,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,986	$7,094
Accrued employee compensation and benefits	1,253	1,451
Deferred revenue	10,828	10,375

Total current liabilities	19,067	18,920

Unrecognized tax benefits	1,300	1,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,372,862 and 51,296,823 issued, respectively	51	51
Additional paid-in capital	229,670	229,056
Accumulated other comprehensive income	180	60
Accumulated deficit	(98,945)	(98,478)
Treasury stock, at cost, 8,505,320 and 6,824,192 shares, respectively	(27,036)	(22,443)

Total stockholders’ equity	103,920	108,246

Total Liabilities and Stockholders’ Equity	$124,287	$128,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Maintenance and services	$9,753	$9,208
Software licenses and system sales	3,035	3,225

Total revenues	12,788	12,433

Costs and expenses
Cost of revenues:
Maintenance and services (a)	4,269	3,992
Software licenses and system sales, including amortization of software costs of $489 and $503, respectively	2,211	1,519
Selling, general and administrative (b)	5,002	5,377
Research and development (c)	2,195	2,022
Depreciation and amortization	275	272

	13,952	13,182

Operating loss	(1,164)	(749)
Interest income	789	957
Loss on sale of investments	(31)	—

(Loss) income before provision for income taxes	(406)	208
Provision for income taxes	61	62

Net (loss) income	$(467)	$146

(Loss) earnings per share
Basic:	$(0.01)	$0.00

Diluted:	$(0.01)	$0.00

Weighted average number of shares outstanding
Basic	43,628	44,549
Diluted	43,628	45,360

(a)	includes $37,000 and $18,000 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively

(b)	includes $284,000 and $442,000 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively

(c)	includes $112,000 and $63,000 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating activities
Net (loss) income	$(467)	$146

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	275	272
Provisions for bad debts	55	(251)
Amortization of software development costs	489	503
Unrecognized tax benefits	25	—
Non-cash stock compensation expense	433	523
Changes in operating assets and liabilities:
Accounts receivable	(489)	604
Prepaid expenses and other current assets	532	978
Accounts payable and accrued expenses	(306)	19
Deferred revenue including unearned discount	454	(109)

Cash provided by operating activities	1,001	2,685

Investing activities
Purchases of property and equipment	(304)	(88)
Purchase of software	—	(2,300)
Purchases of held-to-maturity securities	(124,084)	(23,392)
Maturities of held-to-maturity securities	113,799	28,076
Purchases of available-for-sale securities	(1,500)	(8,591)
Sales of available-for-sale securities	20,031	3,350

Cash provided by (used in) investing activities	7,942	(2,945)

Financing activities
Repurchase of common stock	(4,593)	—
Exercise of stock options	181	17

Cash (used in) provided by financing activities	(4,412)	17

Increase (decrease) in cash and cash equivalents	4,531	(243)
Cash and cash equivalents at beginning of period	8,536	7,331

Cash and cash equivalents at end of period	$13,067	$7,088

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$115	$—
Non-cash investing activity:
Unrealized gain on available-for-sale securities	$120	$6
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
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction Type and Certain Performance Type Contracts” (“SOP 81-1”), the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), and Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1. Most of our sales and licensing contracts involve multiple elements, in which case, we allocate the total value of the customer arrangement to each element based on the vendor specific objective evidence, or VSOE, of its fair value. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training, hardware, maintenance and services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. In our contracts and arrangements with our customers, we occasionally include acceptance provisions, which give the customer the right to accept or reject the product after we ship it. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.
          Recognition of revenues in conformity with US GAAP requires management to make judgments that affect the timing and amount of reported revenues.
Cash Equivalents and Marketable Securities
          Cash equivalents consist primarily of money market funds and are carried at fair value, which approximates cost.
          Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. The Company realized a loss of approximately $31,000 during the first quarter of 2008 related to the sale of an available for sale security. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations. The Company’s available for sale investments include auction rate securities of approximately $1.0 million at March 31, 2008. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are AAA rated, and the Company is not relying on these securities for short-term cash needs.
     As of March 31, 2008, marketable securities consisted of the following, in thousands:

	March 31, 2008
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$15,384	$46	$0	$15,430
Federal agency	8,256	134	0	8,390

Total	$23,640	$180	$0	$23,820

	March 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$17,119	$21	$(1)	$17,139
Certificates of deposit	18,004	52	(3)	18,053

Total	$35,123	$73	$(4)	$35,192

     Available for sale securities are recorded at fair value of $23.8 million as of March 31, 2008 and held to maturity securities are recorded at amortized cost of $35.1 million, resulting in total marketable securities of $58.9 million.
The contractual maturities of our available-for-sale state and municipal obligations are as follows:

March 31,
2008
Contractual maturities of available-for-sale securities
Due within one year	$11,289
Due between one to five years	5,331
Due between five to ten years	900
Due after 10 years	6,300

Total	$23,820

     All of our held to maturity securities are expected to mature within one year and accordingly are classified as short-term in the accompanying balance sheets.
Share-Based Payment
          The Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”), as of January 1, 2006. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
          The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of December 31, 2005, the date preceding the adoption of SFAS 123R by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to the adoption of SFAS 123R.
          Under the provisions of SFAS 123R, the Company recorded $433,000 and $523,000 of stock-based compensation expense in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and March 31, 2007, respectively.
          The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the three months ended March 31, 2008, the weighted average fair values of the options granted under the company’s stock option plans and shares subject to purchase under the employee stock purchase plan were $1.22 and $0.96, respectively. During the three months ended March 31, 2007, the weighted average fair value of the options granted under the stock option plans was $1.50.

During the three months ended March 31, 2007, no shares were issued under the employee stock purchase plan. For the three months ended March 31, 2008 and March 31, 2007, the Company used the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Stock Option	Purchase	Stock	Purchase
	Plan	Plan	Option Plan	Plan

Average risk-free interest rate	2.82%	4.47%	4.87%	—
Expected dividend yield	—	—	—	—
Expected stock price volatility	43.7% - 44.9%	43.6%	45.1%	—
Weighted average expected life (in years)	6.0	0.5	6.0	—
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
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 4.8% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of March 31, 2008 and March 31, 2007 was $3.3 million and $4.0 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.6 years and 2.1 years, respectively.
     The following table summarizes activity under all of the company’s stock option plans for the three months ended March 31, 2008 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519
Options granted	(930)	930	2.66
Options exercised	—	(2)	2.48
Option plan expired	(237)	—
Options cancelled/forfeited	46	(487)	3.92

Balance at March 31, 2008	4,939	7,489	3.16	5.7	$648

Exercisable, March 31, 2008		4,772	$3.22	4.1	$602

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on March 31, 2008 and the exercise price of the underlying options.

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

	Three Months Ended
	March 31,
	2008	2007

Numerator — (loss) income:
Net (loss) income	$(467)	$146

Denominator:

Basic earnings per share (EPS)	43,628	44,549
Effect of dilutive securities	—	811

Diluted EPS	43,628	45,360

Basic EPS:	$(0.01)	$0.00

Diluted EPS:	$(0.01)	$0.00

     Stock options and warrants to purchase approximately 4.7 million shares and 4.5 million of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007, respectively because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income
     Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 consists of net income (loss) and net unrealized gains on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net (loss) income	$(467)	$146
Net unrealized gain on marketable securities	120	6

Total comprehensive (loss) income	$(347)	$152

C. Equity Transactions
Warrants
     During the quarter ended March 31, 2008, all of the Company’s outstanding and exercisable warrants expired. There were no warrants issued in the three months ended March 31, 2008.
Restricted Stock
     As of March 31, 2008, an aggregate of 55,665 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight-line basis over the service period. Stock-based compensation expense recognized for the three months ended March 31, 2008 for restricted stock is based on the proportionate share of the service period. Approximately $16,000 is expected to be recognized over the remaining weighted-average amortization period of three months when the restrictions lapse.
     During the quarter ended March 31, 2008, the Company recognized $21,000 in stock-based compensation expense which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at March 31, 2008 was $59,000.
     A summary of the Company’s restricted stock activity and related information for the quarter ended March 31, 2008 is as follows:

Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2007	25,985	$3.23
Granted	—	—
Unrestricted	—	—

Restricted at March 31, 2008	25,985	$3.23

Repurchase of Common Stock
     On December 13, 2007, the Board of Directors approved a repurchase of shares of the Company’s common stock having an aggregate value of up to $25 million. During the quarter ended March 31, 2008, the Company repurchased 1,681,128 shares of stock under a Rule 10b5-1 trading plan for a total of approximately $4.6 million. To date the Company has repurchased 1,981,928 shares for approximately $5.4 million under this program.
D. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in 2008 and 2013.
Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)
2008	$809
2009	848
2010	874
2011	866
2012	893
Thereafter	29

Total	$4,319

     The Company leases space for its corporate headquarters in Boston, Massachusetts. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years.
     The Company also leases space in Daytona, Florida with a base rent of $48,109 per month. The lease expires on July 31, 2008. The Company expects to find a suitable location prior to the expiration of the lease.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2008 plan year, to contribute to such plans. The matching contribution for 2008 is estimated to be approximately $0.6 million and will be made in cash.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.

E. Income Tax
     Provision
          In the three months ended March 31, 2008 and March 31, 2007, the Company recorded an income tax provision from continuing operations of $61,000 and $62,000, respectively. The income tax provisions for the three months ended March 31, 2008 and March 31, 2007 is primarily due to the effect of state tax liabilities and interest on FIN 48 liabilities.
     Uncertain tax positions
          As of January 1, 2008, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended March 31, 2008.
          The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
          The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended 2004, 2005, 2006 and 2007.
          As of January 1, 2008, the Company has accrued $162,500 of interest and penalties related to uncertain tax positions. As of March 31, 2008, the total amount of accrued interest and penalties are $187,500. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
          In the first quarter of 2007, the Company acquired certain ownership rights to IMAGINEradiology™’s practice management software for $2.3 million. Vision Series Financials became commercially available in April 2008, at which point the Company began amortization of this capitalized cost over the estimated life of approximately seven years. The Company has not capitalized any internal costs as of March 31, 2008 as such amounts were immaterial.
G. Fair Value Measurements
               Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year and was adopted by the Company as of January 1, 2008. The adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our financial statements.

     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and short term investments. The Company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy provided for under SFAS No. 157 because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
     The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state and municipal obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.
     The following table sets forth the Company’s cash and cash equivalents and marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents and marketable securities	$21,457	$15,431	$—	$36,888

Total	$21,457	$15,431	$—	$36,888

     In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2 (FSP 157-2) that delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

H. Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (‘SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141-R will have on its financial position and results of operations. Early adoption of this statement is not permitted.

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
     On March 5, 2001, we completed a spin-off of our dental software business through a pro rata distribution to our shareholders of all the outstanding common stock (the “Distribution”) of our previously wholly-owned subsidiary, PracticeWorks, Inc. (“PracticeWorks”). As a result of the Distribution, PracticeWorks became an independent public company consisting of our former dental business, which included the dental, orthodontic, and oral and maxillofacial surgery business lines. We changed our name and began doing business as VitalWorks Inc. following the Distribution.
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

     These policies are unchanged from those used to prepare the 2007 annual consolidated financial statements except for Accounting Standards (“SFAS”) 157, ''Fair Value Measurements’’ (“SFAS 157”). We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. We discuss SFAS 157 in Note G to our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
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

Results of Continuing Operations
Revenues

	Three Months Ended March 31,
	2008	Change	Change (%)	2007
	(dollars in thousands)
Maintenance and services	$9,753	$545	5.9%	$9,208
Percentage of total revenues	76.3%			74.2%

Software licenses and system sales	$3,035	$(190)	(5.9)%	$3,225
Percentage of total revenues	23.7%			25.8%

Total revenues	$12,788	$355	2.9%	$12,433

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
Maintenance and services
     Maintenance and services revenues increased from $9.2 million for the three months ended March 31, 2007 to $9.8 million for the three months ended March 31, 2008. The increase in maintenance and services revenues of approximately $0.5 million is primarily due to an increase of $0.6 million of maintenance revenues offset by a decrease of $0.1 million in EDI services revenues. The $0.6 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.
Software licenses and hardware sales
     Software license and systems sales decreased $190,000 from $3.2 million in the first quarter of 2007 to $3.0 million for the three months ended March 31, 2008. This decrease was the result of $0.8 million decrease in software license and system sales offset by an increase of $0.6 million in hardware sales. The decrease of software license and system sales is the result of lower volume of software license sales to new and existing customers and systems orders that were deferred due to revenue recognition policies under GAAP. The increase in hardware sales is the result of a significant sale of a third party component.
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

Cost of revenues

	Three Months Ended March 31,
	2008	Change	Change (%)	2007
	(dollars in thousands)
Maintenance and services	$4,269	$277	6.9%	$3,992
Percentage of maintenance and services revenues	43.8%			43.4%

Software licenses and hardware sales	$2,211	$692	45.6%	$1,519
Percentage of software licenses and hardware sales	72.9%			47.1%

Total cost of revenues	$6,480	$969	17.6%	$5,511

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. Cost of maintenance and services revenue increased from $4.0 million for the three months ended March 31, 2007 to $4.3 million for the same period in 2008. The increase of approximately $0.3 million is primarily the result of increased third party costs of approximately $100,000 and increased internal implementation costs of $200,000.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. Total cost of software licenses and hardware sales increased from $1.5 million for the three months ended March 31, 2007 to $2.2 million for the same period in 2008. The increase of $0.7 million is primarily attributable to the increase in sales of hardware and the associated expenses. During the period ended March 31, 2007, we acquired certain ownership rights to IMAGINEradiology™’s practice management software for $2.3 million. This product became commercially available in April 2008, at which point we began amortization of the product over the estimated life of approximately seven years. We have not capitalized any internal costs as of March 31, 2008 as such amounts were immaterial.
Operating expenses

	Three Months Ended March 31,
	2008	Change ($)	Change (%)	2007
	(dollars in thousands)
Selling, general and administrative	$5,002	$(375)	(7.0)%	$5,377
Percentage of total revenues	39.1%			43.2%

Research and development	$2,195	$173	8.6%	$2,022
Percentage of total revenues	17.2%			16.3%

Depreciation and amortization	$275	$3	1.1%	$272
Percentage of total revenues	2.2%			2.2%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses decreased from $5.4 million for the three months ended March 31, 2007 to $5.0 million for the same period in 2008. This reduction is primarily the result of a decrease in personnel costs as well as reductions in other administrative expenses.
Research and development
     Research and development expense of $2.2 million in the first three months of 2008 represents an increase of approximately $0.1 million from $2.0 million for the same period in 2007. This increase is primarily due to an increase in personnel costs.
Depreciation and amortization
     Depreciation and amortization increased slightly from $272,000 in 2007 to $275,000 in 2008. The increase is primarily due to assets that were fully depreciated during 2007 offset by increases in fixed assets purchased during 2007.
Interest Income

	Three Months Ended March 31,
	2008	Change	Change (%)	2007
	(dollars in thousands)
Interest income	$789	$(168)	(17.6)%	$957
Loss on sale of investment	$(31)	$(31)	(100)%	$—
     The decrease of approximately $0.1 million in interest income is primarily due to lower yields on our investments during the three months ended March 31, 2008 as compared to the same period in 2007.
     We sold an investment during the quarter ended March 31, 2008 that resulted in a loss of approximately $31,000. We do not anticipate significant realized investment losses in our portfolio in the future.
Provision for income taxes
     In the three months ended March 31, 2008, we recorded an income tax provision of $61,000 attributed to continuing operations. The income tax provision is primarily due to state tax liabilities. In the three months ended March 31, 2007, we recorded an income tax provision of $62,000 attributed to continuing operations which is also due primarily to state tax liabilities.

Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Our cash and cash equivalent and marketable securities balance was $72.0 million as of March 31, 2008, as compared to $75.6 million as of December 31, 2007. Cash provided by operating activities for the first quarter of 2008 was $1.0 million as compared to $2.7 million in the same period in 2007.
     Cash provided by investing activities for the first quarter of 2008 was $7.9 million, which consisted of $0.3 million for purchases of property and equipment and an $8.2 million net decrease in marketable securities as compared to $2.9 million of cash used in the same period in 2007.
     Cash used in financing activities for the first quarter of 2008 was approximately $4.4 million, consisting of $0.2 million in connection with the exercise of stock options by certain employees, and $4.6 million used to repurchase common stock as compared $17,000 of cash provided in the same period in 2007.

     The following table summarizes, as of March 31, 2008, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		April 1, 2008 to
		December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Operating Leases	$4,319	809	848	874	866	893	$29
Other Commitments	1,200	816	288	96	—	—	—

Total	$5,519	$1,625	$1,136	$970	$866	$893	$29

     We lease space for our corporate headquarters in Boston, Massachusetts. The current lease renewed on January 11, 2008 with a base rent of $65,446 per month. The monthly base increases by $1.00 per square foot annually over the lease term.
     We also lease space in Daytona, Florida with a base rent of $48,109 per month. The lease expires on July 31, 2008. We expect to find a suitable location prior to the expiration of the lease.
     In connection with our employee savings plans, we are committed, for the 2008 plan year, to contribute to the plans. The matching contribution for 2008 is estimated to be approximately $0.6 million and will be made in cash.
     We anticipate capital expenditures of approximately $0.5 million for 2008.
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
     As of March 31, 2008, we held approximately $13.1 million in cash and cash equivalents and $58.9 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.

     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $58.9 million at March 31, 2008. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. The Company invests in marketable securities, including auction rate securities of approximately $1.0 million at March 31, 2008. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are AAA rated, and the Company is not relying on these securities for short-term cash needs. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $183,000.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2007, was included in our Annual Report on Form 10-K for the year-end December 31, 2007. In the report, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
     There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, in the normal course of business, we are involved with disputes and there are various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
     Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There have been no material changes in the risks affecting AMICAS since the filing of our Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities

			(c)
			Total Number of
	(a)		Shares	(d)
	Total		Purchased as	Approximate Dollar
	Number of		Part of Publicly	Value of Shares that
	Shares	(b)	Announced	May Yet Be
	Purchased	Average Price	Plans or	Purchased Under the
Period	(1)	Paid per Share	Programs (2)	Plans or Programs
January 1, 2008 through January 31, 2008	630.501	2.958	931,301	22,331,879
February 1, 2008 through February 29, 2008	571,708	2.853	1,503,009	20,700,556
March 1, 2008 through March 31, 2008	478,919	2.290	1,981,928	19,603,727
Total:	1,681,128	$2.732

(1)	We have repurchased an aggregate of 6,523,292 shares of our common stock pursuant to our previously announced stock repurchase program (the “Program”).

(2)	On December 13, 2007, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $25 million. As of March 31, 2008, we have repurchased 1,981,928 shares of stock under a Rule 10b5-1 trading plan

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
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9h day of May, 2008.

AMICAS, Inc.

By:	/s/ Kevin C. Burns

Kevin C. Burns
Senior Vice President and Chief Financial
Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer