Form 10-Q
period 2008-06-30
AMICAS, Inc.
filed 2008-08-06
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008 there were 35,772,106 shares of the registrant’s common stock, $.001 par value, outstanding.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$6,353	$8,536
Marketable securities	47,527	67,071
Accounts receivable, net of allowances of $290 and $231, respectively	11,980	10,483
Prepaid expenses and other current assets	2,700	3,600

Total current assets	68,560	89,690

Property and equipment, less accumulated depreciation and amortization of $7,178 and $6,848, respectively	1,334	1,186
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $9,052 and $7,992, respectively	6,948	8,008
Other intangible assets, less accumulated amortization of $1,956 and $1,742, respectively	1,444	1,658
Other assets	1,583	586

Total Assets	$107,182	$128,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,256	$7,094
Accrued employee compensation and benefits	1,658	1,451
Deferred revenue	11,153	10,375

Total current liabilities	19,067	18,920

Unrecognized tax benefits	1,326	1,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,405,762 and 51,296,823 issued, respectively	51	51
Additional paid-in capital	229,855	229,056
Accumulated other comprehensive income	71	60
Accumulated deficit	(99,042)	(98,478)
Treasury stock, at cost, 15,207,435 and 6,824,192 shares, respectively	(44,146)	(22,443)

Total stockholders’ equity	86,789	108,246

Total Liabilities and Stockholders’ Equity	$107,182	$128,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Maintenance and services	$10,552	$9,583	$20,305	$18,791
Software licenses and system sales	3,023	2,919	6,058	6,144

Total revenues	13,575	12,502	26,363	24,935

Costs and expenses
Cost of revenues:
Maintenance and services (a)	4,692	4,194	8,961	8,186
Software licenses and system sales, including amortization of software costs of $571, $476, $1,060 and $979, respectively	1,731	1,670	3,942	3,189
Selling, general and administrative (b)	5,282	5,480	10,284	10,857
Research and development (c)	2,195	2,278	4,390	4,300
Depreciation and amortization	277	264	552	536

	14,177	13,886	28,129	27,068

Operating loss	(602)	(1,384)	(1,766)	(2,133)
Interest income	572	930	1,361	1,887
Loss on sale of investments	—	—	(31)	—

Loss before provision for income taxes	(30)	(454)	(436)	(246)
Provision for income taxes	67	26	128	88

Net loss	$(97)	$(480)	$(564)	$(334)

Loss per share
Basic:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Diluted:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	40,740	44,568	42,188	44,559
Diluted	40,740	44,568	42,188	44,559

(a)	– includes $35,000, $27,000, $70,000 and $48,000 in stock-based compensation expense for the three and six months ended June 30, 2008 and June 30, 2007, respectively.

(b)	– includes $50,000, $0.4 million, $0.3 million and $0.9 million in stock-based compensation expense for the three and six months ended June 30, 2008 and June 30, 2007, respectively.

(c)	– includes $100,000, $71,000 and $213,000 and $133,000 in stock-based compensation expense for the three and six months ended June 30, 2008 and June 30, 2007 respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities
Net loss	$(564)	$(334)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	552	538
Provisions for (recoveries from) bad debts	110	(341)
Loss on disposal of fixed assets	6	—
Amortization of software development costs	1,060	979
Non-cash stock compensation expense	618	1,034
Changes in operating assets and liabilities:
Accounts receivable	(1,607)	(52)
Computer hardware held for resale, prepaid expenses and other	904	854
Accounts payable and accrued expenses	(630)	922
Deferred revenue including unearned discount	778	993
Unrecognized tax benefits	50	46

Cash provided by operating activities	1,277	4,639

Investing activities
Purchases of property and equipment	(492)	(264)
Purchase of software	—	(2,300)
Purchases of held-to-maturity securities	(189,410)	(44,592)
Maturities of held-to-maturity securities	175,642	44,174
Purchases of available-for-sale securities	(5,597)	(13,587)
Sales of available-for-sale securities	37,919	15,240

Cash provided by (used in) investing activities	18,062	(1,329)

Financing activities
Repurchases of common stock	(21,703)	—
Exercise of stock options	181	182

Cash (used in) provided by financing activities	(21,522)	182

(Decrease) increase in cash and cash equivalents	(2,183)	3,492
Cash and cash equivalents at beginning of period	8,536	7,331

Cash and cash equivalents at end of period	$6,353	$10,823

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$115	$60

Non-cash investing activities:
Unrealized gain (loss) on available-for-sale securities	$11	$(29)

See Accompanying Notes to Condensed Consolidated Financial Statements.

5

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
B. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
          Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations. In June 2008, the Company reclassified an auction rate security of approximately $1.0 million to long-term assets as a result of the current conditions in the global credit markets which have adversely impacted the liquidity of this security; however, the investment is AAA rated, and the Company is not relying on this security for short-term cash needs. This security is held at cost which approximates market value.
     As of June 30, 2008, marketable securities consisted of the following, in thousands:

	June 30, 2008
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$7,984	$12	$(15)	$7,981
Federal agency	8,853	78	(3)	8,928

Total	$16,837	$90	$(18)	$16,909

	June 30, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$11,502	$3	$(2)	$11,503
Certificates of deposit	19,116	14	(22)	19,108

Total	$30,618	$17	$(24)	$30,611

     Available for sale securities are recorded at fair value of $16.9 million as of June 30, 2008 and held to maturity securities are recorded at amortized cost of $30.6 million, resulting in total marketable securities of $47.5 million.
The contractual maturities of our available-for-sale state and municipal obligations are as follows:
Contractual maturities of available-for-sale securities

June 30,
2008
Due within one year	$11,216
Due between one to five years	5,693
Due between five to ten years	—
Due after 10 years	—

Total	$16,909

     All of our held to maturity securities mature within one year and accordingly are classified as short-term in the accompanying balance sheets.
Share-Based Payments
          The Company follows the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Under the provisions of SFAS 123R, the Company recorded $185,000 and $510,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2008 and June 30, 2007, respectively. During the six months ended June 30, 2008 and June 30, 2007, the Company recorded stock-based compensation expense of $618,000 and $1,034,000, respectively.
          For the three and six months ended June 30, 2008 and June 30, 2007, the Company used the following assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average risk-free interest rate	2.92%	4.61%	2.84%	4.76%
Expected dividend yield	—	—	—	—
Expected stock price volatility	45.4% - 46.3%	45.0%	43.6% - 46.3%	45.04%
Weighted average expected life (in years)	5.1	4.8	5.8	5.5
Weighted average fair value	$0.95	$1.34	$1.15	$1.43

          During the three and six months ended June 30, 2008, the weighted average fair value of the shares subject to purchase under the employee stock purchase plan was $0.96 per share, using the following assumptions:

	Stock Purchase Plan
	Period ended June 30, 2008
	Three Months	Six Months
	Ended	Ended

Average risk-free interest rate	4.47%	4.47%
Expected dividend yield	—	—
Expected stock price volatility	43.6%	43.6%
Weighted average expected life (in years)	0.5	0.5
          During the three and six months ended June 30, 2007, no shares were issued under the employee stock purchase plan.
          The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility for option plans is based on the historical volatility of the Company’s common stock over a four-year period which reflects the Company’s expectations of future volatility. Expected volatility for the stock purchase plan is based on six months which reflects the offering period of the plan. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.
          Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 6.3% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
          The unamortized fair value of stock options as of June 30, 2008 and June 30, 2007 was $2.8 million and $4.0 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.5 years.
     The following table summarizes activity under all of the Company’s stock option plans for the six months ended June 30, 2008 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2007	6,058	7,047	$3.28	5.03	$1,977
Options granted	(1,269)	1,237	2.54
Options exercised	2	(2)	2.48
Option plan expired	(237)	—
Options cancelled/forfeited	185	(828)	3.74

Balance at June 30, 2008	4,739	7,455	3.10	5.4	$2,348

Exercisable, June 30, 2008		4,975	$3.21	3.8	$1,961

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on June 30, 2008 and the exercise price of the underlying options.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator — (loss) income:

Net loss	$(97)	$(480)	$(564)	$(334)

Denominator:

Basic weighted average shares outstanding	40,740	44,568	42,188	44,559
Effect of dilutive securities	—	—	—	—

Diluted weighted average shares outstanding	40,740	44,568	42,188	44,559

Basic EPS:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Diluted EPS:	$(0.00)	$(0.01)	$(0.01)	$(0.01)

          Stock options to purchase approximately 4.6 million shares and 4.5 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income (Loss)
          Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the six months ended June 30, 2008 and 2007 consists of net income (loss) and net unrealized gains (losses) on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Net loss	$(564)	$(334)
Net unrealized gain (loss) on marketable securities	11	(29)

Total comprehensive loss	$(553)	$(363)

C. Equity Transactions
Restricted Stock
          As of June 30, 2008, an aggregate of 88,446 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant or the date the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight-line basis over the service period. Approximately $86,000 is expected to be recognized over the remaining weighted-average amortization period of eleven months when the restrictions lapse.
          During the quarter ended June 30, 2008, the Company recognized $23,000 in stock-based compensation expense which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at June 30, 2008 was $100,000.
          A summary of the Company’s restricted stock activity and related information for the quarter ended June 30, 2008 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2007	25,985	$3.23
Granted	32,781	2.82
Unrestricted	(23,435)	3.20

Restricted at June 30, 2008	35,331	$2.87

Repurchase of Common Stock
          On December 13, 2007, the Board of Directors approved a repurchase of shares of the Company’s common stock having an aggregate value of up to $25 million. During the quarter ended June 30, 2008, the Company repurchased 6,586,418 shares of stock under a Rule 10b5-1 trading plan for a total of approximately $16.9 million. To date, the Company has repurchased 8,568,346 shares for approximately $22.5 million under this program.
D. Commitments and Contingencies
Commitments
          The Company leases office and research facilities and other equipment under various agreements that expire in 2008, 2009 and 2013.
Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)
2008	$625
2009	991
2010	874
2011	866
2012	893
Thereafter	29

Total	$4,278

          The Company leases space for its corporate headquarters in Boston, Massachusetts. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years.
          The Company also leases space in Daytona, Florida. In May 2008, the Company extended the lease with a base rent of $35,665 per month. The extended lease expires on April 30, 2009. The Company expects to find a suitable location prior to the expiration of the lease.
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
          As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2008.
          The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2008.

E. Income Tax
     Provision
          In the three and six months ended June 30, 2008, the Company recorded an income tax provision of $67,000 and $128,000, respectively as compared to an income tax provision of $26,000 and $88,000, respectively, in the three and six months ended June 30, 2007. The income tax provisions for the three and six months ended June 30, 2008 and June 30, 2007 is primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”.
     Uncertain tax positions
          As of January 1, 2008, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended June 30, 2008.
          The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
          The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended December 31, 2004, 2005, 2006 and 2007.
          As of January 1, 2008, the Company has accrued $162,500 of interest and penalties related to uncertain tax positions. As of June 30, 2008, the total amount of accrued interest and penalties are $213,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
          In the first quarter of 2007, the Company paid $2.3 million to acquire certain ownership rights to a practice management software application that the Company now markets as Vision Series Financials. Vision Series Financials became commercially available in April 2008, at which point the Company began amortization of this capitalized cost over the estimated life of approximately seven years. The Company did not capitalize any internal costs through June 30, 2008 as such amounts were immaterial.
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

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents and marketable securities	$15,280	$7,981	$—	$23,261

Total	$15,280	$7,981	$—	$23,261

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

     These policies are unchanged from those used to prepare the 2007 annual consolidated financial statements except for Statement of Financial Accounting Standards No. 157, ''Fair Value Measurements’’ (“SFAS 157”). We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. We discuss SFAS 157 in Note G to our Condensed Consolidated Financial Statements.
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
     In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (”SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 141-R will have on our financial position and results of operations. Early adoption of this statement is not permitted.

Results of Continuing Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2008	Change	(%)	2007	2008	Change	(%)	2007

Maintenance and services	$10,552	$969	10.1%	$9,583	$20,305	$1,514	8.1%	$18,791

Percentage of total revenues	77.7%			76.7%	77.0%			75.4%

Software licenses and system sales	$3,023	$104	3.6%	$2,919	$6,058	$(86)	(1.4)%	$6,144

Percentage of total revenues	22.3%			23.3%	23.0%			24.6%

Total revenues	$13,575	$1,073	8.6%	$12,502	$26,363	$1,428	5.7%	$24,935

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
Maintenance and services
     Maintenance and services revenues increased from $9.6 million for the three months ended June 30, 2007 to $10.6 million for the three months ended June 30, 2008. The increase in maintenance and services revenues of approximately $0.9 million is primarily due to an increase of $0.6 million of maintenance revenues an increase of $0.1 million in EDI services revenues and a $0.2 million increase in implementation and training services revenues. The $0.6 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition.
     Maintenance and services revenues were $20.3 million for the six months ended June 30, 2008, compared to $18.8 million for the six months ended June 30, 2007. The increase in maintenance and services revenues of approximately $1.5 million was primarily due to an increase of $1.2 million in maintenance revenues and an increase of implementation and training services revenues of $0.3 million. The $1.2 million increase in maintenance revenues is the result of an increase in the installed base of our customers offset by customer attrition.
Software licenses and hardware sales
     Software license and systems revenue increased $104,000 from $2.9 million in the three months ended June 30, 2007 to $3.0 million for the three months ended June 30, 2008. This increase was the result of a $0.5 million increase in software license and system sales offset by a decrease of $0.4 million in hardware sales. The increase of software license and system sales is the result of software license sales to new and existing customers and the timing of recognizing systems orders previously deferred due to revenue recognition policies under U.S. GAAP.

     Software license and systems revenue was $6.1 million for the six months ended June 30, 2008, compared to $6.1 million for the six months ended June 30, 2007. Revenues for software license sales decreased slightly by $0.3 million offset by an increase of hardware sales of $0.3 million.
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
Cost of revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2008	Change	(%)	2007	2008	Change	(%)	2007

Maintenance and services	$4,692	$498	11.9%	$4,194	$8,961	$775	9.5%	$8,186
Percentage of maintenance and services revenues	44.5%			43.8%	44.1%			43.6%

Software licenses and hardware sales	$1,731	$61	3.7%	$1,670	$3,942	$753	23.6%	$3,189
Percentage of software licenses and hardware sales	57.3%			57.2%	65.1%			51.9%

Total cost of revenues	$6,423	$559	9.5%	$5,864	$12,903	$1,528	13.4%	$11,375

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
     Cost of maintenance and services revenue increased from $4.2 million for the three months ended June 30, 2007 to $4.7 million for the same period in 2008. The increase of approximately $0.5 million is primarily the result of increased internal personnel costs of approximately $0.2 million and increased third party costs of approximately $0.3 million.
     Cost of maintenance and services revenue increased from $8.2 million for the six months ended June 30, 2007 to $9.0 million for the same period in 2008. The increase of approximately $0.8 million is primarily the result of a $0.3 million increase in third party costs including $0.2 million in EDI related transaction costs, and an $0.2 million increase in maintenance costs offset by a $0.1 million increase in third party implementation costs as well as a $0.5 million increase in internal implementation costs.
Cost of software license and hardware revenues

     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
     Total cost of software licenses and hardware sales remained substantially unchanged at approximately $1.7 million for the three months ended June 30, 2008 and June 30, 2007. Amortization of capitalized software increased by approximately $0.1 million offset by a decrease in third party costs of $0.1 million.
     Total cost of software licenses and hardware increased from $3.2 million to $3.9 million for the six months ended June 30, 2007 and 2008, respectively. The increase of $0.8 million is primarily the result of an increase in the cost of sales related to hardware from the first quarter of 2008.
     During the period ended March 31, 2007, we acquired certain ownership rights to a practice management software application for $2.3 million. This product became commercially available in April 2008, at which point we began amortization of the product over the estimated life of approximately seven years. We did not capitalize any internal costs prior to commercial availability as such amounts were immaterial.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2008	Change	(%)	2007	2008	Change	(%)	2007

Selling, general and administrative	$5,282	$(198)	(3.6%)	$5,480	$10,284	$(573)	(5.3%)	$10,857

Percentage of total revenues	38.9%			43.8%	39.0%			43.5%

Research and development	$2,195	$(83)	(3.6%)	$2,278	$4,390	$90	2.1%	$4,300

Percentage of total revenues	16.2%			18.2%	16.7%			17.2%

Depreciation and amortization	$277	$13	4.9%	$264	$552	$16	3.0%	$536

Percentage of total revenues	2.0%			2.1%	2.1%			2.1%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
     Selling, general and administrative expenses decreased from $5.5 million for the three months ended June 30, 2007 to $5.3 million for the same period in 2008. This reduction is primarily the result of a decrease in other administrative expenses, primarily stock-based compensation expense.
     Selling, general and administrative expenses decreased from $10.9 million in the six months ended June 30, 2007 to $10.3 million in the six months ended June 30, 2008. This reduction is primarily the result of a decrease in other administrative and overhead expenses, including stock-based compensation expense.
Research and development

     Research and development expense of $2.2 million in the three months ended June 30, 2008 represents a decrease of approximately $0.1 million from $2.3 million for the same period in 2007. This decrease is primarily due to a decrease in overhead costs. For the six months ended June 30, 2008, research and development expense increased to $4.4 million from $4.3 million for the same period in 2007. This increase is primarily due to an increase in personnel costs partially offset by a decrease in overhead costs.
Depreciation and amortization
     Depreciation and amortization increased slightly from $264,000 in the three months ended June 30, 2007 to $277,000 in the three months ended June 30, 2008 and $16,000 from $536,000 in the six months ended June 30, 2007 to $552,000 in the six months ended June 30, 2008. The increase is primarily due to increases in fixed assets purchased during 2008.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2008	Change	(%)	2007	2008	Change	(%)	2007

Interest income	$572	$(358)	(38.5%)	$930	$1,361	$(526)	(27.9%)	$1,887
Loss on sale of investment	—	—	—	—	31	31	100%	—
     The decrease of approximately $358,000 and $526,000 in interest income for the three and six months ended June 30, 2008, respectively, is due to both lower yields and lower investment balances in our investment portfolio as compared to the same periods in 2007.
     We sold an investment during the first quarter of 2008 that resulted in a loss of approximately $31,000. We do not anticipate significant realized investment losses in our portfolio in the future.
Provision for income taxes
     In the three and six months ended June 30, 2008, we recorded an income tax provision of $67,000 and $128,000 as compared to an income tax provision of $26,000 and $88,000, respectively, in the three and six months ended June 30, 2007. The income tax provision in the three and six months ended June 30, 2008 and 2007 is primarily due to the effect of state tax liabilities and interest on FIN48 liabilities.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Our cash and cash equivalent and marketable securities balance was $53.9 million as of June 30, 2008, as compared to $75.6 million as of December 31, 2007. Cash provided by operating activities for the six months ended June 30, 2008 was $1.3 million as compared to $4.6 million in the same period in 2007. This decrease is due to fluctuations in operating assets and liabilities, primarily on increase in accounts receivable and a decrease in accounts payable.
     Cash provided by investing activities for the six months ended June 30, 2008 was $18.0 million, which consisted of $0.5 million for purchases of property and equipment and a $17.5 million net decrease in marketable securities as compared to $1.3 million of cash used in the same period in 2007.

     Cash used in financing activities for the six months ended June 30, 2008 was approximately $21.5 million, consisting of $0.2 million provided in connection with the exercise of stock options by certain employees, and $21.7 million used to repurchase common stock as compared to $0.2 million of cash provided in the same period in 2007 which represented proceeds from the exercise of stock options.

     The following table summarizes, as of June 30, 2008, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		July 1, 2008 to
		December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)
Operating Leases	$4,278	$625	$991	$874	$866	$893	$29

Other Commitments	1,128	744	288	96	—	—	—

Total	$5,406	$1,369	$1,279	$970	$866	$893	$29

     We lease space for our corporate headquarters in Boston, Massachusetts. The current lease renewed on January 11, 2008 with a base rent of $65,446 per month. The monthly base increases by $1.00 per square foot annually over the lease term.
     We also lease space in Daytona, Florida. In May 2008, we extended our lease for an additional 10 months at a new base rent of $35,665 per month. The extended lease expires on April 30, 2009. We expect to find a suitable location prior to the expiration of the lease.
     In connection with our employee savings plans, we are committed, for the 2008 plan year, to contribute to the plans. The matching contribution for 2008 is estimated to be approximately $0.6 million and will be made in cash.
We anticipate capital expenditures of approximately $0.8 million for 2008.
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
     As of June 30, 2008, we held approximately $6.4 million in cash and cash equivalents and $47.5 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.

     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $47.5 million at June 30, 2008. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. We invest in marketable securities, including auction rate securities of approximately $1.0 million at June 30, 2008. The current conditions in the global credit markets have adversely impacted the liquidity of this security and we have classified it at cost as a long-term asset; however, the investment is AAA rated, and we are not relying on this security for short-term cash needs. Our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $122,000.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2007, was included in our Annual Report on Form 10-K for the year-end December 31, 2007. In the report, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
     There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			(c)
			Total Number of	(d)
	(a)		Shares	Maximum
	Total		Purchased as	Approximate Dollar
	Number of		Part of Publicly	Value of Shares that
	Shares	(b)	Announced	May Yet Be
	Purchased	Average Price	Plans or	Purchased Under the
Period	(1)	Paid per Share	Programs (2)	Plans or Programs
April 1, 2008 through April 30, 2008	489,912	2.268	2,471,840	$18,567,185

May 1, 2008 through May 31, 2008	3,258,598	2.574	5,730,438	10,278,263

June 1, 2008 through June 30, 2008	2,837,908	2.682	8,568,346	2,751,264

Total:	6,586,418	$2.598

(1)	We have repurchased an aggregate of 6,523,292 shares of our common stock pursuant to our previously announced stock repurchase program (the “Program”).

(2)	On December 13, 2007, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $25 million. As of June 30, 2008, we have repurchased 8,568,346 shares of stock under a Rule 10b5-1 trading plan.

ITEM 4. Submission Of Matters To A Vote Of Security Holders
     We held our Annual Meeting of Stockholders on June 3, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter, if applicable.
1.	To elect seven members of the Board of Directors to serve until the 2009 Annual Meeting of Stockholders.

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining

Phillip M. Berman, M.D.	33,879,555	—	3,706,065
Stephen J. DeNelsky	33,839,409	—	3,746,211
Joseph D. Hill	33,892,509	—	3,693,111
Stephen N. Kahane, M.D., M.S.	33,849,374	—	3,736,246
Stephen J. Lifshatz	33,866,935	—	3,718,685
David B. Shepherd	33,840,392	—	3,745,228
John J. Sviokla	33,867,638	—	3,717,982
2.	To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

	Number of Shares
For	Against	Abstaining
36,361,261	1,196,364	27,995

Broker Non Votes: 0

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated April 7, 2008, by and between AMICAS, Inc and Kevin C. Burns.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2008.
 AMICAS, Inc.

By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer