Form 10-Q
period 2008-09-30
AMICAS, Inc.
filed 2008-11-07
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2008 there were 35,397,014 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
AMICAS, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS Documents, AMICAS Dashboards, AMICAS Watch, AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo Viewer, and Cashfinder Worklist are trademarks, service marks or registered trademarks and service marks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$15,244	$8,536
Marketable securities	38,774	67,071
Accounts receivable, net of allowances of $178 and $231, respectively	10,373	10,483
Prepaid expenses and other current assets	2,294	3,600

Total current assets	66,685	89,690

Property and equipment, less accumulated depreciation and amortization of $7,328 and $6,848, respectively	1,253	1,186
Goodwill	27,313	27,313
Acquired/developed software, less accumulated amortization of $9,624 and $7,992, respectively	6,376	8,008
Other intangible assets, less accumulated amortization of $2,062 and $1,742, respectively	1,338	1,658
Other assets	1,790	586

Total Assets	$104,755	$128,441

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,922	$7,094
Accrued employee compensation and benefits	1,504	1,451
Deferred revenue	11,227	10,375

Total current liabilities	19,653	18,920

Unrecognized tax benefits	1,352	1,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,473,965 and 51,296,823 issued, respectively	51	51
Additional paid-in capital	230,437	229,056
Treasury stock, at cost, 16,076,951 and 6,824,192 shares	(46,922)	(22,443)
Accumulated other comprehensive income	35	60
Accumulated deficit	(99,851)	(98,478)

Total stockholders’ equity	83,750	108,246

Total Liabilities and Stockholders’ Equity	$104,755	$128,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data and footnotes)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Maintenance and services	$9,616	$9,739	$29,921	$28,530
Software licenses and system sales	2,682	3,562	8,740	9,706

Total revenues	12,298	13,301	38,661	38,236

Costs and expenses
Cost of revenues:
Maintenance and services (a)	$4,579	4,149	13,540	12,335
Software licenses and system sales, including amortization of software costs of $572, $489, $1,632 and $1,468, respectively	1,638	1,971	5,580	5,160
Selling, general and administrative (b)	4,880	5,290	15,164	16,147
Research and development (c)	2,124	2,112	6,514	6,412
Depreciation and amortization	283	300	835	836

	13,504	13,822	41,633	40,890

Operating loss	(1,206)	(521)	(2,972)	(2,654)
Interest income	420	992	1,781	2,879
Loss on sale of investments	—	—	(31)	—

(Loss) income before provision for income taxes	(786)	471	(1,222)	225
Provision for income taxes	23	97	151	185

Net (loss) income	$(809)	$374	$(1,373)	$40

(Loss) income per share
Basic:	$(0.02)	$0.01	$(0.03)	$0.00

Diluted:	$(0.02)	$0.01	$(0.03)	$0.00

Weighted average number of shares outstanding
Basic	36,004	44,762	39,976	44,627
Diluted	36,004	45,663	39,976	45,504

(a)	– includes $37,000, $29,000, $0.1 million and $0.1 million in stock-based compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

(b)	– includes $0.3 million, $0.4 million, $0.6 million and $1.3 million in stock-based compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

(c)	– includes $0.1 million, $0.1 million and $0.3 million and $0.2 million in stock-based compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007 respectively.
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Net (loss) income	$(1,373)	$40
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	835	837
Provisions for (recoveries from) bad debts	70	84
Loss on disposal of fixed assets	6	—
Amortization of software development costs	1,632	1,468
Non-cash stock-based compensation expense	1,057	1,548
Changes in operating assets and liabilities:
Accounts receivable	40	(233)
Computer hardware held for resale, prepaid expenses and other	103	986
Accounts payable and accrued expenses	(119)	1,237
Deferred revenue including unearned discount	852	(398)
Unrecognized tax benefits	76	—

Cash provided by operating activities	3,179	5,569

Investing activities
Purchases of property and equipment	(589)	(369)
Purchase of software	—	(2,300)
Purchases of held-to-maturity securities	(220,708)	(72,820)
Maturities of held-to-maturity securities	212,945	67,300
Purchases of available-for-sale securities	(17,590)	(26,886)
Sales of available-for-sale securities	53,625	29,540

Cash provided by (used in) investing activities	27,683	(5,535)

Financing activities
Repurchases of common stock	(24,479)	—
Exercise of stock options	325	413

Cash (used in) provided by financing activities	(24,154)	413

Increase in cash and cash equivalents	6,708	447
Cash and cash equivalents at beginning of period	8,536	7,331

Cash and cash equivalents at end of period	$15,244	$7,778

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$116	$70

Non-cash investing activities:
Unrealized gain on available-for-sale securities	$26	$36

See Accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
A. Business
          AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS One Suite™ provides a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided with a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the AMICAS product family is AMICAS Professional ServicesTM, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
B. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
          Recognition of revenues in conformity with U.S. GAAP requires management to make judgments that affect the timing and amount of reported revenues.
Cash Equivalents and Marketable Securities
          Cash equivalents consist primarily of money market funds and are carried at fair value, which approximates cost.
          Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as AMICAS has the intent and ability to hold them to maturity. Held-to-maturity marketable securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that may be sold in the current period or used in current operations. In June 2008, the Company reclassified an auction rate security of approximately $1.0 million to long-term assets as a result of the conditions in the global credit markets which adversely impacted the liquidity of this security. As of September 30, 2008 the Company reclassified the security to available-for-sale investments, as the security was repurchased by the broker in October 2008.
     As of September 30, 2008, marketable securities consisted of the following, in thousands:

	September 30, 2008
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Federal agency	$3,051	$50	$(10)	$3,091
State and municipal obligations	10,200	4	(9)	10,195

Total	$13,251	$54	$(19)	$13,286

	September 30, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$11,581	$2	$(47)	$11,536
Certificates of deposit	13,907	6	(22)	13,891

Total	$25,488	$8	$(69)	$25,427

     Available-for-sale securities are recorded at fair value of $13.3 million as of September 30, 2008 and held-to-maturity securities are recorded at amortized cost of $25.5 million, resulting in total marketable securities of $38.8 million.
The contractual maturities of our available-for-sale state and municipal obligations are as follows:

September
Contractual maturities of available-for-sale securities	30, 2008
Due within one year	$2,504
Due between one to five years	5,682
Due between five to ten years	—
Due after 10 years	5,100

Total	$13,286

     All of our held to maturity securities mature within one year and accordingly are classified as short-term in the accompanying balance sheets.
Share-Based Payments
          The Company follows the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Under the provisions of SFAS 123R, the Company recorded $438,000 and $514,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2008 and September 30, 2007, respectively. During the nine months ended September 30, 2008 and September 30, 2007, the Company recorded stock-based compensation expense of $1,057,000 and $1,548,000, respectively.

          For the three and nine months ended September 30, 2008 and September 30, 2007, the Company used the following assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average risk-free interest rate	3.23%	4.47%	2.85%	4.72%
Expected dividend yield	—	—	—	—
Expected stock price volatility	46.9%	44.4%	43.6% - 46.9%	45.0%
Weighted average expected life (in years)	5.0	4.7	5.8	5.4
Weighted average fair value	$1.18	$1.35	$1.15	$1.42

          During the three and nine months ended September 30, 2008 and September 30, 2007, the weighted average fair value of the shares subject to purchase under the Company employee stock purchase plan was $0.91 and $0.89 per share, respectively, using the following assumptions:

	Stock Purchase Plan		Stock Purchase Plan
	Period ended September 30, 2008		Period ended September 30, 2007
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended

Average risk-free interest rate	1.88%	1.88%	4.47%	4.47%
Expected dividend yield	—	—	—	—
Expected stock price volatility	33.88%	33.88%	44.4%	44.4%
Weighted average expected life (in years)	0.5	0.5	0.5	0.5
Weighted average fair value	$0.91	$0.91	$0.89	$0.89
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
          Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 5.8% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
          The unamortized fair value of stock options as of September 30, 2008 and September 30, 2007 was $2.3 million and $3.6 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.4 years.
     The following table summarizes activity under all of the Company’s stock option plans for the nine months ended September 30, 2008 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519
Options granted	(1,292)	1,256	2.54
Options exercised		(17)	1.78
Option plan expired	(237)	—
Options cancelled/forfeited	312	(994)	3.66

Balance at September 30, 2008	4,841	7,292	3.10	5.2	$1,127

Exercisable, September 30, 2008		5,088	$3.20	3.8	$978

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on September 30, 2008 and the exercise price of the underlying options.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator — (loss) income:

Net (loss) income	$(809)	$374	$(1,373)	$40

Denominator:

Basic weighted average shares outstanding	36,004	44,762	39,976	44,627
Effect of dilutive securities	—	901	—	877

Diluted weighted average shares outstanding	36,004	45,663	39,976	45,504

Basic (loss) income per share:	$(0.02)	$0.01	$(0.03)	$0.00

Diluted (loss) income per share:	$(0.02)	$0.01	$(0.03)	$0.00

           Stock options to purchase approximately 3.2 million shares, 2.7 million shares, 3.3 million shares and 3.3 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 and September 30, 2008, respectively, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income (Loss)
          Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 consists of net income (loss) and net unrealized gains (losses) on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Net loss	$(1,373)	$40
Net unrealized gain on marketable securities	26	36

Total comprehensive (loss) income	$(1,347)	$76

C. Equity Transactions
Restricted Stock
          As of September 30, 2008, an aggregate of 91,934 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant or the date on which the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight-line basis over the service period. Approximately $95,000 is expected to be recognized over the remaining weighted-average amortization period of nine months when the restrictions lapse.
          During the quarter ended September 30, 2008, the Company recognized $24,000 in stock-based compensation expense related to unvested restricted stock which is included in general and administrative expense in the accompanying consolidated statement of operations. The intrinsic value of the restricted stock outstanding at September 30, 2008 was $88,000.
          A summary of the Company’s restricted stock activity and related information for the quarter ended September 30, 2008 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2007	25,985	$3.23
Granted	36,269	2.79
Unrestricted	(25,985)	3.23

Restricted at September 30, 2008	36,269	$2.79

Repurchase of Common Stock
          On December 13, 2007, the Board of Directors approved a repurchase of shares of the Company’s common stock having an aggregate value of up to $25 million. During the quarter ended September 30, 2008, the Company repurchased 985,213 shares of stock under a Rule 10b5-1 trading plan for a total of approximately $2.8 million. The Company completed the repurchase program during the third quarter of 2008 and purchased an aggregate of 9,553,559 shares for approximately $25.0 million under this program.
          On November 3, 2008, the Board of Directors authorized the repurchase of up to $5 million in value of the Company’s common stock from time to time in open market or through negotiated or block transactions in accordance with applicable SEC guidelines and regulations. Additionally, the Company may in the future make repurchases pursuant to trading plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934.
D. Commitments and Contingencies
Commitments
          The Company leases office and research facilities and other equipment under various agreements that expire in 2009, 2010 and 2013.

Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)
2008	$313
2009	991
2010	874
2011	866
2012	893
Thereafter	29

Total	$3,966

          The Company leases space for its corporate headquarters in Boston, Massachusetts. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years. The renewed lease will expire on January 11, 2013.
          The Company also leases space in Daytona, Florida. In May 2008, the Company extended the lease with a base rent of $35,665 per month. The extended lease expires on April 30, 2009. The Company expects to find a suitable location prior to the expiration of the lease.
Employee Savings Plan
          In connection with the Company’s employee savings plans, the Company has committed, for the 2008 plan year, to contribute to such plans. The matching contribution for the fourth quarter of 2008 is estimated to be approximately $0.2 million and will be made in cash.
Contingencies
          From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
          As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008.
          The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008.
E. Income Tax
     Provision
          In the three and nine months ended September 30, 2008, the Company recorded an income tax provision of $23,000 and $151,000, respectively, as compared to an income tax provision of $97,000 and $185,000, respectively, in the three and nine months ended September 30, 2007. The income tax provisions for the three and nine months ended September 30, 2008 and September 30, 2007 is primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”.
     Uncertain tax positions
          As of January 1, 2008, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. If recognized, the entire amount would impact the Company’s effective tax rate. The reserve has not changed for the quarter ended September 30, 2008.
          The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
          The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the calendar years ended December 31, 2004, 2005, 2006 and 2007.
          As of January 1, 2008, the Company has accrued $162,500 of interest and penalties related to uncertain tax positions. As of September 30, 2008, the total amount of accrued interest and penalties are $239,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
          In the first quarter of 2007, the Company paid $2.3 million to acquire certain ownership rights to a practice management software application that the Company now markets as AMICAS Financials. AMICAS Financials became commercially available in April 2008, at which point the Company began amortization of this capitalized cost over the estimated life of approximately seven years. The Company did not capitalize any internal costs prior to commercial availability as such amounts were immaterial.
G. Fair Value Measurements
               Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 on the Company’s assets and liabilities did not have a significant impact on its financial statements.
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
          The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state and municipal obligations. Such instruments are generally classified within level 2 of the fair value hierarchy. Our auction rate security was measured at fair value using level 2 inputs as of September 30, 2008. As a result of continued auction failures, quoted prices for our auction rate security did not exist at September 30, 2008. The auction rate security was successfully auctioned subsequent to September 30, 2008 and has been measured using level 2 inputs based on its face value.
          The following table sets forth the Company’s cash and cash equivalents and marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents and marketable securities	$18,335	$10,195	$—	$28,530

Total	$18,335	$10,195	$—	$28,530

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
          In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is not permitted. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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
Overview
          AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS One Suite™ provides a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided with a best-of-breed picture archiving and communication system (“PACS”) featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the AMICAS product family is AMICAS Professional ServicesTM, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.
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
          On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS, Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS, Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive, integrated information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allows radiologists to access, archive and distribute diagnostic images for primary interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. AMICAS PACS also supports radiologists and other groups to distribute images and digital information to their customers—the referring physicians.
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
Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based on our financial statements and accompanying notes, which we believe have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowances for future returns, discounts and bad debts, tangible and intangible assets, deferred costs, income taxes, restructurings, commitments, contingencies, claims and litigation. We base our judgments and estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.
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
          In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (”SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is not permitted. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

Results of Continuing Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
	2008	2007	Change	Change (%)	2008	2007	Change	Change (%)

Maintenance and services	$9,616	$9,739	$(123)	(1.3)%	$29,921	$28,530	$1,391	4.9%
Percentage of total revenues	78.2%	73.2%			77.4%	74.6%

Software licenses and system sales	$2,682	$3,562	$(880)	(24.7)%	$8,740	$9,706	$(966)	(10.0)%
Percentage of total revenues	21.8%	26.8%			22.6%	25.4%

Total revenues	$12,298	$13,301	$(1,003)	(7.5)%	$38,661	$38,236	$425	1.1%

          We recognize software license revenues and system (computer hardware) sales upon execution of a master license agreement and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer recognizing the revenues from the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training and EDI services revenues are recognized as the services are performed. Implementation revenues are recognized as the services are performed, or ratably over the life of the customer agreement when the agreement is a multi-year agreement. During 2008, the Company has had an increase in the number of agreements that it recognizes ratably. In instances that the Company believes that services are essential to the functionality of the product, the Company recognizes revenue under the provisions of SOP 81-1.
Maintenance and services
          Maintenance and services revenues decreased from $9.7 million for the three months ended September 30, 2007 to $9.6 million for the three months ended September 30, 2008. The decrease in maintenance and services revenues of approximately $0.1 million is primarily due to an increase of $0.6 million of maintenance revenues offset by a $0.7 million decrease in implementation and training services revenues. The $0.6 million increase in maintenance revenues is primarily the result of the addition of new customers and associated maintenance revenues offset by customer attrition. The decrease in implementation and training services revenues is primarily the result of timing of revenue recognition under U.S. GAAP.
          Maintenance and services revenues were $29.9 million for the nine months ended September 30, 2008, compared to $28.5 million for the nine months ended September 30, 2007. The increase in maintenance and services revenues of approximately $1.4 million was primarily due to an increase of $1.8 million in maintenance revenues partially offset by a decrease of implementation and training services revenues of $0.4 million. The $1.8 million increase in maintenance revenues is the result of an increase in the installed base of our customers offset by customer attrition. The decrease in implementation and training services revenues is primarily the result of timing of revenue recognition under U.S. GAAP.
Software licenses and hardware sales
          Software license and systems revenue decreased $0.9 million from $3.6 million in the three months ended September 30, 2007 to $2.7 million for the three months ended September 30, 2008. This decrease was the result of a $0.3 million decrease in software license sales and a decrease of $0.6 million in hardware sales. The decrease of software license and system sales is the result of decreased revenues from software license sales to new and existing customers due to the timing of recognizing systems orders that were deferred due to revenue recognition policies under U.S. GAAP.
          Software license and systems revenue was $8.7 million for the nine months ended September 30, 2008, compared to $9.7 million for the nine months ended September 30, 2007. Revenues for software license sales decreased by $0.6 million and hardware sales decreased $0.4 million. The decrease in software license and systems revenue is due to timing of revenue recognition due to an increase in the number of customers signing multi-year deals which delay the recognition of revenue in accordance with U.S. GAAP.
          Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. During 2008 the Company has had an increase in software license and systems sales with customers where payments span multiple years; as a result, revenue is typically recognized ratably over the term of the agreement. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our image management systems, AMICAS PACS, AMICAS RIS, AMICAS Financials and document management software. Due to these and other factors, our revenues and operating results are very difficult to forecast.
Cost of revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
	2008	2007	Change	Change (%)	2008	2007	Change	Change (%)

Maintenance and services	$4,579	$4,149	$430	10.4%	$13,540	$12,335	$1,205	9.8%
Percentage of maintenance and services revenues	47.6%	42.6%			45.3%	43.2%

Software licenses and hardware sales	$1,638	$1,971	$(333)	(16.9)%	$5,580	$5,160	$420	8.1%
Percentage of software licenses and hardware sales	61.1%	55.3%			63.8%	53.2%

Total cost of revenues	$6,217	$6,120	$97	1.6%	$19,120	$17,495	$1,625	9.3%

Cost of maintenance and services revenues
          Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage and third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
          Cost of maintenance and services revenue increased from $4.1 million for the three months ended September 30, 2007 to $4.6 million for the same period in 2008. The increase of approximately $0.4 million is primarily the result of increased third party costs related to EDI processing.

          Cost of maintenance and services revenue increased from $12.3 million for the nine months ended September 30, 2007 to $13.5 million for the same period in 2008. The increase of approximately $1.2 million is primarily the result of a $0.8 million increase in third party costs including $0.6 million in EDI related transaction costs, and an $0.2 million increase in maintenance costs offset by a $0.1 million decrease in third party implementation costs as well as a $0.5 million increase in internal implementation costs.
Cost of software license and hardware revenues
          Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs.
          Total cost of software licenses and hardware sales decreased approximately $0.3 million for the three months ended September 30, 2008 to $1.7 million from $2.0 million in the same period ended September 30, 2007. Amortization of capitalized software increased by approximately $0.1 million and third party costs decreased by $0.4 million. Third party costs decreased during the third quarter of 2008 due to lower revenues, offset by an increase of $0.3 million due primarily to a write-off of previously deferred third party costs.
          Total cost of software licenses and hardware increased from $5.2 million to $5.6 million for the nine months ended September 30, 2007 and 2008, respectively. The increase of $0.4 million is primarily the result of the increase in the cost of sales related to hardware from the first quarter of 2008 and increases in amortization of software development costs, and a write-off of previously deferred third party costs.
          During the period ended March 31, 2007, we acquired certain ownership rights to a practice management software application for $2.3 million. We now market this product as AMICAS Financials. AMICAS Financials became commercially available in April 2008, at which point we began amortization of the costs over the estimated life of approximately seven years, which is reflected in the cost of software license and systems revenue. We did not capitalize any internal costs prior to commercial availability as such amounts were immaterial.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
				Change				Change
	2008	2007	Change	(%)	2008	2007	Change	(%)

Selling, general and administrative	$4,880	$5,290	$(410)	(7.8%)	$15,164	$16,147	$(983)	(6.1%)
Percentage of total revenues	39.7%	39.8%			39.2%	42.2%

Research and development	$2,124	$2,112	$12	0.6%	$6,514	$6,412	$103	1.6%
Percentage of total revenues	17.3%	15.9%			16.8%	16.8%

Depreciation and amortization	$283	$300	$(17)	(5.7)%	$835	$837	$(2)	(0.1)%
Percentage of total revenues	2.3%	2.3%			2.2%	2.1%

Selling, general and administrative
          Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
          Selling, general and administrative expenses decreased from $5.3 million for the three months ended September 30, 2007 to $4.9 million for the same period in 2008. This reduction is primarily the result of a decrease in other administrative expenses, primarily salaries.
          Selling, general and administrative expenses decreased from $16.1 million in the nine months ended September 30, 2007 to $15.2 million in the nine months ended September 30, 2008. This reduction is primarily the result of a decrease in other administrative and overhead expenses, including stock-based compensation expense and administrative salaries.
Research and development
          Research and development expense of $2.1 million in the three months ended September 30, 2008 represents an increase of approximately $12,000 from $2.1 million for the same period in 2007. Spending for research and development has remained substantially unchanged. For the nine months ended September 30, 2008, research and development expense increased to $6.5 million from $6.4 million for the same period in 2007. This increase is primarily due to an increase in personnel costs partially offset by a decrease in overhead costs.
Depreciation and amortization
          Depreciation and amortization decreased slightly from $300,000 in the three months ended September 30, 2007 to $283,000 in the three months ended September 30, 2008 and $2,000 from $837,000 in the nine months ended September 30, 2007 to $835,000 in the nine months ended September 30, 2008. The decrease is primarily due to assets that became fully depreciated during 2008.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except percentage)				(In thousands, except percentage)
				Change				Change
	2008	2007	Change	(%)	2008	2007	Change	(%)

Interest income	$420	$992	$(572)	(57.7%)	$1,781	$2,879	$(1,098)	(38.1%)
Loss on sale of investment	—	—	—	—	(31)	—	(31)	100%
          The decrease of approximately $572,000 and $1.1 million in interest income for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, is due to both lower yields and lower investment balances in our investment portfolio.
          We sold an investment during the first quarter of 2008 that resulted in a loss of approximately $31,000. We do not anticipate significant realized investment losses in our portfolio in the future.
Provision for income taxes
          In the three and nine months ended September 30, 2008, we recorded an income tax provision of $23,000 and $151,000, respectively as compared to income tax provisions of $97,000 and $185,000, respectively, in the three and nine months ended September 30, 2007. The income tax provision in the three and nine months ended September 30, 2008 and 2007 is primarily due to the effect of state tax liabilities and interest on FIN 48 liabilities.
Liquidity and Capital Resources
          To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock and long-term borrowings. Based upon our current working capital position, current operating plans and expected business conditions, we continue to expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
          Our cash and cash equivalents and marketable securities balance was $54.0 million as of September 30, 2008, as compared to $75.6 million as of December 31, 2007. Cash provided by operating activities for the nine months ended September 30, 2008 was $3.2 million as compared to $5.6 million in the same period in 2007. This decrease is due to fluctuations in operating assets and liabilities, primarily due to a net loss in 2008 versus net income in 2007.
          Cash provided by investing activities for the nine months ended September 30, 2008 was $27.7 million, as compared to $5.5 million of cash used in the same period in 2007. Cash provided by investing activities in 2008, consisted of $0.6 million for purchases of property and equipment and a $28.3 million net decrease in marketable securities, primarily consisting of sales of available-for-sale securities to fund the stock repurchase program.
          Cash used in financing activities for the nine months ended September 30, 2008 was approximately $24.2 million, as compared to $0.4 million of cash provided in the same period in 2007. Cash provided by financing activities in 2007 represented proceeds from the exercise of stock options. Cash used for financing activities in 2008, consisted of $0.3 million provided in connection with the exercise of stock options by certain employees, offset by $24.5 million used to repurchase common stock.

          The following table summarizes, as of September 30, 2008, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		October 1,
		2008 to
		December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	( in thousands)
Operating Leases	$3,966	$313	$991	$874	$866	$893	$29

Other Commitments	606	222	288	96	—	—	—

Total	$4,572	$535	$1,279	$970	$866	$893	$29

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
          In connection with our employee savings plans, we are committed, for the 2008 plan year, to contribute to the plans. The matching contribution for the fourth quarter of 2008 is estimated to be approximately $0.2 million and will be made in cash.
          We anticipate remaining capital expenditures of approximately $0.2 million for 2008.
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
          As of September 30, 2008, we held approximately $15.2 million in cash and cash equivalents and $38.8 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
          We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
          Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $38.8 million at September 30, 2008. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately four months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $109,000.

Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          Management’s report on internal controls over financial reporting as of December 31, 2007, was included in our Annual Report on Form 10-K for the year-end December 31, 2007. In the report, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
          There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          From time to time, in the normal course of business, we are involved with disputes and there are various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
          Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There have been no material changes in the risks affecting AMICAS, Inc. since the filing of our Form 10-K with the exception of the following risk factors.
If the marketplace demands subscription pricing and/or application service provider, or ASP, delivered offerings, our revenues may be adversely impacted.
We currently derive a substantial portion of our revenues from traditional software license, maintenance and service fees, as well as from the resale of computer hardware. In prior quarters, most customers paid an initial license fee for the use of our products, in addition to a periodic maintenance fee. Increased marketplace demands for subscription pricing, multi-year financing arrangements, and/or application service provider offerings, have caused us to adjust our strategy accordingly, by offering a higher percentage of our products and services through these means. Shifting to subscription pricing, multi-year financing arrangements, and/or application service provider offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues could be negatively impacted.
We may be exposed to credit risks of our customers.
          We recorded revenues of $49.9 million in fiscal year 2007 and we bill substantial amounts to many of our customers. A deterioration of the creditworthiness of our customers could impact our ability to collect receivables or sell future services to those customers, which could negatively impact the results of our operations. In addition, we have provided payment terms in excess of one year to certain customers, which exposes us to future credit risk with those customers. At December 31, 2007, no one customer represented more than 10% of our accounts receivables. If any group of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition could be harmed.
Our potential customers may not be able to obtain financing, which could impact their purchasing decisions with respect to our products.
          Our future revenues and orders growth depend on sales of our image and information management solution for imaging businesses and hospitals, which require a significant investment in software, professional services and hardware. Our sales prospects often seek financing to fund these initiatives. Economic conditions in the credit markets have limited our potential customers’ ability to obtain financing. The inability to obtain financing may cause a prospect to delay and/or refrain from making new purchases, which could adversely impact our results of operations, cash flows and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities

(c)
			Total Number of	(d)
			Shares	Maximum
	(a)		Purchased as	Approximate Dollar
	Total		Part of Publicly	Value of Shares that
	Number of	(b)	Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under there
Period	Purchased (1)	Paid per Share	Programs (2)	Plans or Programs
July 1, 2008 through July 31, 2008	419,817	2.770	8,988,163	$1,601,277.34
August 1, 2008 through August 31, 2008	565,396	2.853	9,553,559	$5,398.64
September 1, 2008 through September 30, 2008	—	—	—	—
Total:	985,213	2.818

(1)	We have repurchased an aggregate of 6,523,292 shares of our common stock pursuant to the stock repurchase program announced in May 2005.

(2)	On December 13, 2007, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $25 million. Through September 30, 2008, we had repurchased 9,553,559 shares of stock under a Rule 10b5-1 trading plan. In addition, on November 3, 2008, our Board of Directors approved a new stock repurchase program, under which we may purchase shares of common stock having an aggregate value of up to $5 million.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2008.

AMICAS, Inc.
By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer