Form 10-K
period 2008-12-31
AMICAS, Inc.
filed 2009-03-13
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $99.5 million based on the closing price of $2.84 at which the common equity was last sold. Solely for the purpose of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 5, 2009, there were 35,117,011 shares outstanding of the Registrant’s $0.001 par value common stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, expected to be held on June 2, 2009, are incorporated into Part III herein by reference.

AMICAS, INC.

Form 10-K

AMICAS, AMICAS One Suite, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS Documents,
AMICAS Dashboards, AMICAS Watch, AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo
Viewer, and Cashfinder Worklist are trademarks, service marks or registered trademarks and service marks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

PART I

Item 1.	Business

General

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), is a leader in radiology and medical image and information management solutions. The AMICAS One Suite solutions provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a best-of-breed picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the One Suite product family is AMICAS professional services, a set of client-centered professional and consulting services that assist our customers with a well-planned transition to a digital enterprise. In addition, we provide our customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

We were incorporated in Delaware in November 1996 as InfoCure Corporation. On November 25, 2003, we acquired 100% of the outstanding capital stock of Amicas PACS Corp. (formerly known as Amicas, Inc.), a developer of Web-based diagnostic image management software solutions. The addition of Amicas PACS Corp. (“Amicas PACS”) provided us with the ability to offer radiology groups and imaging center customers a comprehensive information and image management solution that incorporates the key components of a complete radiology data management system (i.e., image management, workflow management and financial management). The acquisition was completed to position us to achieve our goal of establishing a leadership position in the growing PACS market. PACS allows radiologists to access, archive and distribute diagnostic images for interpretation as well as to enable fundamental workflow changes that can result in improvements in operating efficiency. The AMICAS PACS solution also supports radiologists and other groups to distribute images and digital information to their customers — the referring physicians.

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries (the “Asset Sale”). The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The Asset Sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004. The consolidated statements of operations for fiscal year 2006 have been prepared to present the results of the Medical Division as discontinued operations.

Industry Background

The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $2.2 trillion in 2007, representing over 16% of the U.S. gross domestic product; spending on healthcare continues to outpace the rest of the economy, with experts predicting that healthcare expenditures will reach 19.5% of the U.S. gross domestic product by 2017.1 Within the healthcare market vertical, diagnostic imaging (which includes general radiography, computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and positron emission tomography, among others) represents one of the fastest-growing areas in healthcare. 2 According to the United States Government Accountability Office, from 2000 through 2006, Medicare spending for physician imaging services alone doubled from about $7 billion to about $14 billion — an average annual increase of 13%, compared to an 8% increase in spending for all Medicare physician-billed services over the same time period.

 1 Centers for Medicare & Medicaid Services, Office of the Actuary.
 2 See GAO-08-452, Medicare Part B Imaging Services: Rapid Spending Growth and Shift to Physician Offices Indicate Need for CMS to Consider Additional Management Practices (Washington, D.C.: June 13, 2008).

Diagnostic imaging represents approximately $100 billion of the overall healthcare spending per year — second only to pharmaceuticals in terms of overall expense within healthcare.3 This $100 billion amount includes everything from the cost of scanners to radiologist salaries to the costs of managing the images produced from the scanners (e.g., buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems). Millennium Research Group reports that diagnostic imaging procedure volume in the United States is expected to continue to grow over 3% annually to nearly 600 million annual procedures by 2013. With this increase in utilization comes a comparable increase in the cost of imaging services and complexity of managing imaging services. Comprehensive image and information management technology and applications can help to improve throughput and reduce costs as utilization of these services continues to increase rapidly.

Diagnostic imaging scanners have become much more sophisticated in recent years — primarily by producing an increased volume of high-quality images in a shorter time period. These improvements aid early diagnosis and detection and improve the overall patient experience. For healthcare providers, these improvements have resulted in both a higher utilization of imaging services and increased complexity of managing those imaging services. Multi-slice and helical computed tomography scanners, for example, produce many more images per procedure than traditional scanners, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. For providers without PACS, this increase in images per scan results in increased film costs, longer reading time for primary diagnosis, and cumbersome management of the increasing volume of film.

Advances in diagnostic imaging technologies, an aging population, and a more health-conscious consumer all contribute to an increase in the number of diagnostic imaging procedures. This increased demand comes at a time when there is an industry-wide staffing shortage. While the volume of diagnostic imaging procedures has continued to grow, the number of practicing radiologists has remained relatively flat, according to the American Journal of Roentgenology. Hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. Analog film-based practices have numerous inefficiencies, including lost or misplaced prior imaging studies, non-scalable methods for capturing orders, an inability to obtain detailed accurate patient demographic information, schedule appointments and resources, as well as coding and preparing billing and reimbursement data. These practices are not able to meet the increased demands from their referring physicians and specialists.

Trends in Imaging

A variety of products and services have emerged to help make healthcare providers more efficient and address these increases in complexity, cost, and utilization. For example, PACS helps ensure that prior imaging studies are not misplaced and that the time spent searching for those studies is minimized. PACS solutions also improve radiologist productivity with advanced clinical and workflow tools. RIS provides a scalable method for capturing orders with detailed patient demographic information, scheduling appointments and resources. Revenue cycle management solutions help ensure that exam coding and the billing and reimbursement data for payers and patients is done faster with a higher quality level to ensure that payment is accurate and timely.

At the same time, payers nationwide — including both government and private payers — continue to seek different mechanisms to curtail the utilization and expense of imaging. One example of this was the Deficit Reduction Act of 2005 (“DRA”). This legislation enacted special payment rules limiting Medicare reimbursements, beginning in 2007, for certain portions of imaging services performed in the office, ambulatory and other non-hospital settings. In some cases, the reduction in Medicare reimbursement was greater than 30% per procedure.

A second example of utilization controls is the introduction of radiology benefits management (RBM) organizations that seek to help health plans control the growth in imaging costs. These firms provide services to pre-authorize physician imaging orders to avoid expensive exams that do not meet a set of pre-determined guidelines. Whereas legislation such as the DRA is designed to minimize the use of imaging by reducing the per study

 3 Health Care Financing Administration, Publication 03421, 1999 HCFA Statistics U.S. Government Printing Office: Washington, DC, April 2000

reimbursement, RBM organizations attempt to reduce utilization by screening exams for medical necessity and appropriateness. RBM organizations have the potential to reduce utilization while at the same time creating an administrative burden for care providers.

We believe that legislation targeting reductions in reimbursement, such as the DRA, and utilization controls such as those offered by RBM organizations puts financial pressure on the providers of imaging services. As a result of the DRA, ambulatory imaging businesses are required to operate on a lower per study revenue run rate. As a result of RBM organizations, ambulatory imaging businesses will have a higher cost basis and may have more exams rejected from payers. We believe that our automation solutions can help providers of imaging solutions reduce their cost basis and increase volumes, which would offset these reductions in reimbursement and would ease administrative burdens.

Another noteworthy trend that has emerged as a result of the supply/demand mismatch in imaging is teleradiology. Teleradiology refers to the practice where the radiologist providing the interpretation of an imaging exam is physically at a different location from where the patient was scanned, and is using some form of image management software and a network connection to receive and interpret the exam. By reducing some of the geographic constraints in providing interpretation services, teleradiology offers the potential to effectively provide remote radiologist staffing for areas that do not have coverage due to sub-specialty expertise, inability to recruit radiologists, or difficulty in providing temporary coverage. On a macro level, teleradiology offers the potential to help alleviate transient and/or regional supply/demand mismatches. We believe this represents another growth opportunity for AMICAS solutions as customers look to drive growth initiatives through teleradiology.

Image and Information Management Solutions

According to Millenium Research Group, certain segments of the market for PACS solutions remain underpenetrated — in particular in the small community hospital and diagnostic imaging center market. Similarly, RIS solutions in diagnostic imaging centers have been deployed in less than 50% of such centers. Millenium Research Group expects hospitals and imaging centers will continue to adopt RIS and newer generation PACS solutions to manage images and handle the workflow required to achieve efficiencies, from the receipt of a procedure or study request all the way to producing and distributing radiology reports. Also, a portion of the market that already has adopted PACS is considering newer generation solutions. The following table illustrates the current penetration, anticipated adoption, and an estimate of market size for RIS and PACS solutions by hospitals and ambulatory providers.

Market / Product Segment	2007	2008	2009	2010	2011	2012	2013	CAGR (‘08-’13)

PACS Penetration Rate - Hospitals	44%	49%	52%	56%	59%	63%	67%	n/a
PACS Penetration Rate - Ambulatory	42%	47%	51%	55%	59%	64%	68%	n/a
RIS Penetration Rate - Ambulatory	54%	56%	57%	59%	60%	61%	63%	n/a
New PACS Contracts - Hospitals	565	620	600	610	730	825	895	8.0%
New PACS Contracts - Ambulatory	265	335	330	355	475	570	655	16.3%
New RIS Contracts - Ambulatory	267	278	270	280	325	370	405	7.2%
PACS Market Opportunity - Hospitals ($M)	$679.4	$710.8	$724.0	$758.4	$845.6	$878.3	$892.0	4.6%
PACS Market Opportunity - Ambulatory ($M)	$174.2	$204.6	$198.2	$208.4	$260.0	$291.3	$320.0	10.7%
RIS Market Opportunity - Ambulatory ($M)	$124.6	$119.3	$105.5	$106.9	$120.2	$130.2	$141.0	2.1%

“CAGR” means compound annual growth rate.

Source: US Markets for PACS, RIS, & CVIS 2009: Millennium Research Group

Business Strategy

AMICAS is a leader in radiology and medical image and information management solutions. We offer a comprehensive suite of software solutions to radiology and other specialty healthcare providers. Our offerings include software solutions, professional services, EDI services, support and maintenance, which enable our customers to transform an organization from an analog to digital operation. Our go-to-market strategy focuses on two primary market segments:

•	Ambulatory Imaging Businesses. This segment consists primarily of radiology groups, teleradiology businesses, imaging centers, multi-specialty groups and billing services.

•	Acute Care Facilities. This segment consists primarily of hospitals and integrated delivery networks (“IDNs”).

Ambulatory Imaging Businesses

In the ambulatory imaging businesses segment, AMICAS offers a comprehensive automation solution across the entire provider operation. We believe that we are the only major independent vendor focused on ambulatory imaging businesses that owns and directly offers a comprehensive software suite for image management, enterprise workflow, revenue cycle management, administrative, financial, and clinical information management functions — what we call the AMICAS ONE Suitetm — that is singularly focused on the needs of imaging businesses.

In general, ambulatory imaging businesses are small to medium sized businesses that have significant automation needs to support their operations. These needs include tools to facilitate marketing efforts, workflow tools to provide high quality services in the most efficient manner, and tools to help them efficiently collect for the services rendered. Ambulatory imaging businesses need automation support in all of these areas to gain operating efficiencies and remain competitive in their markets. While these businesses have significant automation needs, they typically have limited staff and expertise in IT related matters. We believe these businesses prefer not to purchase software applications from multiple vendors due to the inherent complexities of managing multiple vendors’ products, multiple relationships, and multiple maintenance contracts. A critical value proposition to these businesses is the ability to establish a partnership with a single vendor that offers a complete, end-to-end solution for their entire operation. The AMICAS ONE Suite is a comprehensive solution for ambulatory businesses that can be purchased as a single, comprehensive solution or as a modular solution that gets adopted over time.

Within the ambulatory imaging business segment, radiology practices represent an important sub-segment for AMICAS. Radiology practices provide interpretation services for area hospitals and often times own imaging centers in their respective markets. In addition to the value propositions noted above, radiology practices have two additional characteristics that are noteworthy for AMICAS. The first is that AMICAS offers the ability to create a “single worklist” environment spanning their work for area hospitals as well as any owned imaging centers. This drives significant operating efficiencies for radiologists. AMICAS also uses relationships with radiology groups as a “trojan horse” strategy to secure the image management business at the affiliated hospitals. We accomplish this by leveraging our relationships with the radiology practices and the exposure that AMICAS gains from being the image management platform for the radiology practice to gain traction within the hospital.

Acute Care Facilities

In the acute care segment, we provide Web-based PACS that features innovative image management capabilities with a low total cost of ownership. For example, AMICAS RadStream’s innovative critical results management capability helps our customers meet the national patient safety goals from The Joint Commission. In addition, we believe that the total cost of ownership of an AMICAS solution is relatively low and helps produce an attractive return on investment. Furthermore, unlike many of our competitors, AMICAS PACS is already web-based, providing the customer the comfort of knowing that they are already on a current generation technology platform.

Many hospitals continue to pursue “best of breed” purchasing habits as it relates to PACS decisions. This dynamic can be attributed to the fact that the imaging industry has very well defined standards for systems interoperability and the fact that many large healthcare IT vendors do not offer a PACS solution or they offer suboptimal PACS solutions. AMICAS is able to capitalize on this through a strong focus on interoperability, including integration to hospital information systems, radiology information systems and electronic medical record systems products, and relationships with leading EMR vendors, such as MEDITECH, Epic Systems, and Patient Keeper.

We believe that our target market offers significant potential opportunities represented by a large and growing imaging services market with a low penetration of efficient image and information management systems. In 2008, we refined our ambulatory go-to-market strategy through radiology practices, expanded our product offerings, and established several key strategic partnerships. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum, we believe that we are well-positioned to capitalize on the opportunities available in the future.

AMICAS Solutions

AMICAS invests in research and development with a goal of further establishing ourselves as an innovative solution provider of image and information management-related needs for the healthcare industry. We invest in complementary products and services that help the businesses in our target market grow and gain further efficiency and effectiveness in their operations and marketing activities.

The AMICAS Suite of solutions includes the following:

•	AMICAS PACS. AMICAS PACS is our Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the entire healthcare enterprise. This system can scale from a single radiologist staffed imaging center, to teleradiology operations and to the largest acute care settings, managing hundreds of thousands of annual exams. The system includes a rich clinical tool set as well as an industry leading real-time workflow engine, RealTime Worklisttm, which allows for workflow customization and personalization for diverse clinical environments.

•	AMICAS RIS. AMICAS RIS is our Web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, processing transcriptions and generating reports, as well as coding and preparing billing and reimbursement data.

•	AMICAS RadStream. AMICAS RadStream is designed to improve and document the communication of critical results and to improve radiologist productivity by reducing interruptions. The software was initially designed and developed by the Radiology Informatics Research Core at Cincinnati Children’s Hospital Medical Center in collaboration with researchers at the University of Cincinnati College of Business. In April of 2006, we announced a strategic technology acquisition resulting in the exclusive licensing and worldwide distribution rights to RadStream. AMICAS RadStream became generally available to AMICAS customers in 2008.

•	AMICAS Documents. AMICAS Documents is a module of our solution designed to capture, digitize and associate paper records with other digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that needs to be integrated with the digital practice via an automated and workflow based system. This module, which we license from a third party and incorporate into our solutions, enables our customers to move to paperless, as well as filmless, operations.

•	AMICAS Financials. AMICAS Financials offers patient accounting and revenue cycle management capabilities that facilitates expedient and compliant claims submission, payer follow-up and other billing and accounts receivable management activities. AMICAS Financials is a next generation radiology practice management and billing software system designed to meet the challenges of today’s complex radiology billing environment.

•	AMICAS Reach. AMICAS Reach is our powerful zero-client Web-based tool designed specifically for the needs of the referring physician. AMICAS Reach uses the latest Web-based technologies to integrate a radiology report with key images to create a single “multi-media” report for referring physicians. AMICAS Reach uses common email to alert end-users (typically referring physicians) that their patients’ results are available. The end-user may then authenticate into AMICAS Reach to gain access to their results, in the form of reports and key images.

•	AMICAS Dashboards. AMICAS Dashboards is our Web-based business intelligence system providing key performance indicators presented in an easy to understand graphical format. AMICAS Dashboards offers the analytics necessary for our customers to navigate through the pressures of continually changing competitive landscapes and regulatory environments.

•	AMICAS Payer and Patient Services. Our revenue cycle management solutions offer transaction-based functions, including patient billing and insurance claims submission and remittance. The use of payer and patient services can improve a healthcare practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payers and more rapid receipt of corresponding reimbursements.

Payer and Patient Services offerings, commonly referred to as EDI, include:

•	Automated patient statement and collection letter processing services;

•	Automated electronic submission of insurance claims and claims editing to include electronic remittance of insurance payments and automatic posting of explanation of benefits data; and

•	Automated electronic access to insurance and managed care plans to determine a patient’s eligibility and covered benefits.

Innovative New Products

We believe that innovation is a critical component to our success in a highly competitive market with a dramatic need for automation. During 2008, we continued to invest in research and development in order to refine and expand our suite of RIS, PACS, and revenue cycle management applications within the AMICAS ONE Suite. We continue to extend the capabilities of our solution suite through the addition of modules and functionality that help with workflow, business and operations execution; we believe that these additional capabilities will provide competitive advantages for our customers.

Our plan with respect to new product development is to continue to invest in research and development and we are continually evaluating strategic technology acquisitions. Examples of certain offerings in development include:

•	Intrinsic 3D functionality;

•	Mammography workflow capabilities;

•	Federated architecture for high availability; and

•	More robust teleradiology capabilities.

Similarly, some examples of potential future offerings include:

•	Non-radiology imaging capabilities, including cardiology, pathology, etc.;

•	Enterprise Content Management, or ECM;

•	Remote hosting solutions — including the possibility of software-as-a-service;

•	Extended 3D visualization including advanced clinical applications; and

•	More complete integration of related clinical tools.

AMICAS Professional Services

We offer professional services to provide additional assistance before, during and after installation of our software. We recognize that our customers can be more successful in realizing their goals and objectives through a services offering combined with our software. AMICAS offers project management, implementation, training, and support. We utilize best practice methodologies that are improved based upon our customer implementation experiences that are optimized via the utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits from our products when they are implemented and supported by the AMICAS professional services team.

Technical Support

Software Support.  Under the terms of our standard support and maintenance agreement, our customers pay a periodic (e.g., monthly, quarterly, annually) support and maintenance fee associated with the software modules. The support and maintenance fee entitles the customer to telephone and Web-based technical support as well as software updates if and when updates are released. The initial support and maintenance fee is generally a fixed percentage of the then-current list price of the licensed software at the time of contract signing.

Hardware Support.  Customers may contract with us for maintenance of the hardware that runs the AMICAS software. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware support firms and manufacturers to help provide a significant amount of our hardware support services.

Research and Development

We believe that a strong product development capability is essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. The priority of our research and development organization is to enhance and expand the capabilities of our core product offerings and to develop new and innovative solutions that will meet the needs of our increasingly sophisticated customers. Our development organization is responsible for product definition, product architecture, core technology development, product testing and quality assurance.

Our research and development organization consisted of 49 employees as of December 31, 2008, and is supplemented by contracted resources.

In 2008, 2007 and 2006, our research and development expenses were $8.7 million, $8.5 million and $8.7 million, or 17.2%, 17.1% and 17.6% of total revenues, respectively. We did not capitalize any software development costs in 2008, 2007 or 2006.

Sales and Marketing

We market and sell our products in the United States primarily through a direct sales force, composed of 35 sales and marketing personnel as of December 31, 2008. We have marketing and sales personnel located in our Daytona Beach, Florida, and Boston, Massachusetts offices and in other cities around the country. We organize our sales force by region. Members of our sales organization participate in sales and product training that enables them to understand strategic selling skills, as well as the specific needs and requirements of our respective customers.

Within our existing customer base, we promote and sell system upgrades, product add-ons, ancillary products, support services, and EDI services. In addition, we target new customers principally through trade shows, direct mail campaigns, telemarketing, referral programs, and advertisements in various trade publications. Moreover, our senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced prospective customers. Sales cycles generally range from an average of four to six months, to as many as six months to two years for large-scale or multi-location systems.

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

We have registered or have applied for registration a number of trademarks in the U.S. Patent and Trademark Office which are currently used by us including: AMICAS, AMICAS One Suite, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS Documents, AMICAS Dashboards, AMICAS Watch, AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo Viewer, and Cashfinder Worklist.

Competition

Our principal competitors include international, national, and regional clinical, practice management and image management system vendors. These competitors include medical device manufacturers, large healthcare IT vendors, film manufacturers, business conglomerates, and start-up software companies. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices, hospitals and integrated delivery networks or “IDNs.” As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	Product features and functionality;

•	Ongoing product enhancements;

•	Price;

•	Technology architecture and design;

•	Customer service, support, and satisfaction;

•	Distribution coverage and quality;

•	Customer satisfaction and customer reference sites; and

•	Vendor reputation, including real and perceived financial stability and wherewithal.

In the market for ambulatory imaging businesses, AMICAS’ primary competitive advantage is our ability to offer a comprehensive solution automating the entire provider operation. We believe that we are the only major independent vendor focused on ambulatory imaging businesses that owns and directly offers a comprehensive software suite for image management, enterprise workflow, revenue cycle management, administrative, financial, and clinical information management functions. We believe that ambulatory imaging businesses prefer not to purchase software applications from multiple vendors due to the inherent complexities of managing multiple vendors’ products, multiple relationships, and multiple maintenance contracts. A critical value proposition to these businesses is the ability to establish a partnership with a single vendor that offers a complete, end-to-end solution for their entire operation. We also believe that our ability to offer technology, such as AMICAS Reach, that is designed to help these providers meet their business goals and objectives provides a competitive advantage for AMICAS.

Our strategy and competitive position in the market for ambulatory imaging businesses could be compromised by a number of competitive tactics. Large modality vendors, such as GE and Fuji, could adversely impact our strategy by bundling IT solutions with their imaging modalities. Larger competitors, such as McKesson or Philips, might build or acquire technologies to enable them to offer an end-to-end solution for ambulatory imaging businesses. In addition, other companies might enter the ambulatory imaging market with new products and/or technologies that this market values that we do not have available in our solution.

In the market for acute care facilities, AMICAS’ primary competitive advantage is our ability to offer an innovative solution with a low total cost of ownership. We believe that AMICAS PACS offers lower up-front costs in terms of hardware, software, professional services, and related products and services than many of our larger competitors. We also believe that the ongoing costs for system administration and maintenance are lower with AMICAS PACS than our competition. This creates a compelling return on investment for our customers. We also believe that our ability to offer technology, such as AMICAS RadStream, that offers integrated critical results management capabilities, helps these providers meet their business goals and objectives and provides a competitive advantage for AMICAS. Our competitors do not yet offer this capability.

Our strategy and competitive position in the market for acute care facilities could also be compromised by a number of competitive tactics. Leading healthcare IT vendors could enter the market for image and information management, creating new competitors for AMICAS. In addition, large modality vendors, such as GE or Siemens, may bundle IT solutions with their imaging modalities. Acute care facilities might move away from a “best of breed” purchasing habit and prefer to purchase image management solutions from modality or healthcare IT companies.

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

Privacy Issues

Because our customers use our applications and services to transmit and manage highly sensitive and confidential health information, we must address the security and confidentiality concerns of our customers and their patients. To enable the use of our applications and services for the transmission of sensitive and confidential medical information, we use various methods to ensure an appropriate level of security. These methods generally include:

•	Security that requires both user identification and passwords to access our systems locally or remotely, with the potential of requiring digital certificates for remote, Internet-based access, should such measures be required;

•	Support for encryption of data transmitted over the Internet;

•	Use of a mechanism for preventing unauthorized access to private data resources on our internal network, commonly referred to as a “firewall”; and

•	Audit logging and reporting capabilities.

The level of data encryption used by our products is in compliance with the encryption guidelines set forth in rules regarding security and electronic signature standards in connection with the Health Insurance Portability and Accountability Act of 1996 (see “Government Regulation” below). We also encourage our customers to implement their own firewall and security procedures to protect the confidentiality of information being transferred into and out of their computer networks.

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

Government Regulation

United States Food and Drug Regulation

In the United States, radiology and medical image and information management systems are regulated as medical devices. Before a new medical device can be marketed, its manufacturer must either obtain marketing clearance through a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or marketing approval of a premarket approval application, or PMA. The information that must be submitted to the Food and Drug Administration (“FDA”) in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the quality systems regulations, or QSRs, which sets forth device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval.

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

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, and the regulations implementing its administrative simplification provisions (“HIPAA”), include five healthcare-related standards governing, among other things:

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

HIPAA has required and may continue to require significant business and operational changes on the part of our customers and on our part and may require additional changes in the future. HIPAA-mandated changes to our applications, services, policies, and procedures may require us to charge higher prices to our customers or may also affect our customers’ purchasing practices. In addition, many states have patient confidentiality laws that are more restrictive than HIPAA and that could impose additional obligations with regard to the use and disclosure of PHI.

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

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits persons from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce:

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The statutory penalties for violating the Anti-Kickback Statute include imprisonment for up to five years and criminal fines of up to $25,000 per violation. In addition, through application of other laws, conduct that violates the Anti-Kickback Statute can also give rise to False Claims Act lawsuits, civil monetary penalties and possible exclusion from Medicare and Medicaid and other federal healthcare programs. In addition to the Federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payment made by a government health care program but also with respect to other payers, including commercial insurance companies.

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

Physician Self-Referral Laws

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a federal health care program but also with respect to other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

Other Fraud and Abuse Laws

The federal False Claims Act, or FCA, prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Actions filed under the FCA can be brought by any individual on behalf of the government, a “qui tam” action, and this individual, known as a “relator” or, more commonly, as a “whistleblower,” may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. In addition, certain states have enacted laws modeled after the FCA, and this legislative activity is expected to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

The Office of Inspector General (“OIG”), specifically the Office of Counsel to the Inspector General, Administrative and Civil Remedies Branch, also has authority to bring administrative actions against entities for alleged violations of a number of prohibitions, including the Anti-Kickback Statute and the Stark Law. The OIG may seek to impose civil monetary penalties or exclusion from the Medicare, Medicaid and other federal healthcare programs. Civil monetary penalties can range from $2,000 to $50,000 for each violation or failure plus, in certain circumstances, three times the amounts claimed in reimbursement or illegal remuneration. Typically, exclusions last for five years.

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

Third-Party Reimbursement

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payers, such as Medicare, Medicaid, private insurers and managed care companies. However, our business will be affected by policies administered by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the policies of these public programs. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. These third-party payers may deny reimbursement if they determine that a device used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved indication.

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

Employees

As of December 31, 2008, our workforce consisted of 230 employees, including 35 in sales and marketing, 115 in customer support and services, 49 in research and development and 31 in finance, senior management, administration, human resources, and information technology. Our research and development organization is supplemented by contracted resources. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Our pending acquisition of Emageon Inc. may have unexpected consequences or impose additional costs on us.

On February 23, 2009 we announced that we had entered into a definitive agreement to acquire Emageon. We expect to complete the acquisition during the second quarter of 2009. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies and products and services of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of our key employees or those of the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	the risk that we may find that the acquired company or business does not further our business strategy or that we paid more than what the company or business was worth;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	there may be insufficient revenues to offset increased expenses associated with acquisitions.

Acquisitions may also cause us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or incur other large and immediate write-offs.

Our operating results will vary from period to period. In addition, we have experienced losses in the past and may never achieve consistent profitability.

Our operating results will vary significantly from quarter to quarter and from year to year. We had net losses of $30.1 million (including impairment charges of $27.5 million), $0.9 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and net income of $44.2 million (which included a $46.3 million net gain from the sale of the Medical Division) for the year ended December 31, 2005. On a continuing operations basis, we had losses of $30.1 million, $0.9 million, $1.3 million, $2.0 million, $26.5 million and $10.7 million, respectively, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

Our operating results have been and/or may be influenced significantly by factors such as:

•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the information technology-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	rates and timing of customer attrition;

•	timing of, and charges or costs associated with, mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees; and

•	timing of revenue recognition can be delayed due to structured term deals, which can impact cash flow, operating margins and net income.

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

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	existing products and services, such as our AMICAS One Suite products, and related product and service offerings;

•	new products and services, such as AMICAS Dashboards, AMICAS Financials and RadStream; and

•	enhancements to our existing products, support and services, including AMICAS RIS and AMICAS PACS.

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

We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, such as McKesson, Cerner, General Electric, Fuji, Philips, Merge and others many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, which could cause us to lose customers. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, losses in customers, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results, cash flows and financial condition.

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

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems could require us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our services by our strategic partners and others. Changes in the federal reimbursement regulations are made from time to time, and federal and state legislatures have periodically considered programs to further reform or amend the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

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

If the marketplace demands subscription pricing, application service provider, or ASP delivered offerings or software as a service or SAAS delivered offerings, our revenues may be adversely impacted.

We currently derive a substantial portion of our revenues from traditional software license, maintenance and service fees, as well as from the resale of computer hardware. Our revenues from application service provider and/or software as a service are immaterial. Increased marketplace demands for subscription pricing, multi-year financing arrangements, application service provider offerings and/or software as a service offerings, may cause us to adjust our strategy accordingly by offering a higher percentage of our products and services on such terms. Shifting to subscription pricing, multi-year financing arrangements, application service provider and/or software as a service offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues could continue to be negatively impacted.

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

We announced our intent to acquire Emageon on February 23, 2009. We may undertake additional acquisitions if we identify companies with desirable applications, products, services, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain the acquired companies’ personnel or integrate them into our operations, the value of the acquired applications, products, services, distribution capabilities, business, technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

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

Our customers and potential customers may not be able to obtain financing, which could impact their purchasing decisions with respect to our products.

Our future revenues and orders growth depend on sales of our image and information management solution for imaging businesses and hospitals, which require a significant investment in software, professional services and hardware. Our sales prospects often seek financing to fund these initiatives. Economic conditions in the credit markets could limit our potential customers’ ability to obtain financing. The inability to obtain financing could cause a prospective customer to delay and/or refrain from making new purchases from us, which could adversely impact our results of operations, cash flows and financial condition.

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

E-Commerce Regulations

We may be subject to federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

FDA

Certain computer applications and software are subject to regulation as medical devices, requiring the manufacturer to register with the FDA, obtain clearance or approval to market any FDA-regulated products and comply with FDA’s quality systems regulations. Our PACS and image processing products are subject to FDA regulation. If the FDA were to decide that any of our other current or future products were subject to FDA regulation, the costs of complying with FDA requirements would most likely be substantial. Satisfaction of the approval or clearance requirements would create delays in marketing, and the FDA could require supplemental filings or deny certain of these products. In addition, we are subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake specific actions to further comply with the Federal Food, Drug and Cosmetic Act, its related regulations or any other applicable regulatory requirements. The FDA has available several enforcement tools, including seizures, injunctions, civil fines and criminal prosecutions. FDA compliance efforts with regard to our PACS and image processing products are time consuming and very significant and any failure to comply could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

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

We depend on our partners and suppliers for delivery of electronic data interchange (e.g., insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services, third-party software or software or hardware components of our offerings, and sales lead generation. Any failure, inability or unwillingness of these suppliers to perform these services or provide their products could negatively impact our customers’ satisfaction and our revenues.

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

The success of our strategy to offer our products depends on the confidence of our customers in our ability to securely transmit confidential information. Our products rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers. Some of our customers have had their use of our software significantly impacted by computer viruses. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our operations and those of our customers. In addition, our products may be vulnerable to viruses, physical or electronic break-ins, and similar disruptions. Any failure to provide secure electronic communication services could result in a lack of trust by our customers, causing them to seek out other vendors, and/or damage our reputation in the market, making it difficult to obtain new customers. Moreover, any such failure could cause us to be sued. Even if these law suits do not result in any liability to us, defending against and investigating these law suits could be expensive and time-consuming, and could divert personnel and other resources from our business.

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

We recorded revenues of $50.4 million in fiscal year 2008 and we bill substantial amounts to many of our customers. A deterioration of the creditworthiness of our customers could impact our ability to collect receivables or sell future services to those customers, which could negatively impact the results of our operations. In addition, we have provided payment terms in excess of one year to certain customers, which exposes us to future credit risk with those customers. At December 31, 2008, no one customer represented more than 10% of our accounts receivable. If any group of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition could be harmed.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

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

The trading price of our common stock has been volatile and will likely remain volatile.

The trading prices of many publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. The trading price of our common stock has been subject to wide fluctuations. Factors that will continue to affect the trading price of our common stock include:

•	variations in our operating results,

•	announcements of new services, strategic alliances or significant agreements by us or by our competitors,

•	recruitment or departure of key personnel,

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our common stock, and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, if the market for healthcare stocks or healthcare services or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly-traded companies active in the healthcare services industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company leases and occupies the following commercial space:

		2009
Location	Square Footage	Monthly Cost	Lease Expiration

Boston, Massachusetts	27,081	$67,703	January 2013
Daytona Beach, Florida	35,655	$35,655	April 2009

The Boston, Massachusetts location is our headquarters, which provides a location for executive and administrative offices and serves our sales, marketing, research and development, and customer service purposes. The Daytona Beach, Florida location serves sales, research and development, and customer service purposes. In February 2009, we extended the Daytona Beach, Florida lease through April 2012, with a monthly cost of $25,500, commencing in May 2009. The monthly rent increases by $1,000 per month in the second year and an additional $500 per month in the third year. These payments are not reflected in the monthly cost above. We consider our properties to be generally in good condition, well maintained and generally suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. We are a party to various legal proceedings arising out of the ordinary course of our business. Except for the proceedings described below, there are no material proceedings to which we are a party and management is unaware of any material contemplated actions against us.

Litigation Related to the Offer and Merger.  On March 11, 2009, a putative shareholder class action lawsuit was filed against Emageon Inc., members of the Emageon Board of Directors and AMICAS, Inc. in the Superior Court Department, Suffolk County, Massachusetts. The action, styled Fishman v. Williamson, et al., alleges, among other things, that the members of the Emageon Board of Directors violated their fiduciary duties by failing to maximize value for Emageon’s shareholders when negotiating and entering into the Merger Agreement. The complaint alleges that AMICAS aided and abetted those purported breaches. Plaintiff seeks, among other things, to enjoin the acquisition of Emageon by AMICAS or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved.

AMICAS believes that the allegations of the plaintiff’s complaint are entirely without merit, and the parties intend to vigorously defend this action. AMICAS does not expect this lawsuit to have an impact on the completion of the Offer and the Merger, however, even a meritless lawsuit may carry with it the potential to delay consummation of the transactions contemplated by the Merger Agreement. AMICAS has not yet determined if this lawsuit is material and the outcome is not estimable at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

In the fourth quarter of the fiscal year ended December 31, 2008, no matter was submitted to a vote of our security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our trading symbol on The NASDAQ Global Market is “AMCS.” On March 6, 2009, the last reported sale price of our common stock on The NASDAQ Global Market was $1.65. The high and low sale prices of our common stock for each quarter during the last two full fiscal years are set forth below:

2008	High	Low

First Quarter	$3.05	$1.70
Second Quarter	$2.96	$2.00
Third Quarter	$2.93	$2.13
Fourth Quarter	$2.44	$1.27

2007

First Quarter	$3.10	$2.66
Second Quarter	$3.54	$2.75
Third Quarter	$3.68	$2.34
Fourth Quarter	$3.04	$2.39

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with the NASDAQ Global Market index (U.S. companies) and Russell 2000 index for the period from December 31, 2003 to December 31, 2008. The comparison assumes that $100 was invested on December 31, 2003 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable. We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index. The comparisons shown in the graph below are based upon historical data and we caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMICAS, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
AMICAS Common Stock	100.00	100.68	112.22	66.52	60.18	37.78
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Russell 2000© index	100.00	118.33	123.72	146.44	144.15	95.44

Stockholders.  As of March 5, 2009, there were approximately 1,291 record holders of our common stock.

Dividend Policies.  In December 2002, the Company adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right (the “Right”) on each share of the Company’s common stock. The dividend was paid on December 27, 2002, to stockholders of record on December 27, 2002. We currently intend to retain our future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

Sales of Unregistered Securities.  We did not sell any unregistered securities during fiscal year 2008.

Issuer Purchases of Equity Securities.  On November 3, 2008, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $5 million. As of December 31, 2008, we have repurchased 193,137 shares of stock under a Rule 10b5-1 trading plan. The table below sets forth repurchases of our common stock in each of the three months of the fourth quarter of the year ended December 31, 2008.

Total Number of
Shares
			Purchased as	Approximate Dollar
	Total		Part of Publicly	Value of Shares that
	Number of		Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs

As of September 30, 2008	—	$—	—	$—
October 1, 2008 through October 31, 2008	—	—	—	—
November 1, 2008 through November 30, 2008	115,836	1.438	115,836	4,833,457
December 1, 2008 through December 31, 2008	77,301	1.554	193,137	4,713,365

Total:	193,137	$1.484

Item 6.	Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended December 31, 2008 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for each of the years ended December 31, 2005 and 2004 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a)(b)(c)
Revenues
Maintenance and services	$39,886	$38,175	$36,258	$36,813	$29,543
Software licenses and system sales	10,467	11,713	13,179	15,998	12,776

Total revenues	50,353	49,888	49,437	52,811	42,319

Costs and expenses
Cost of revenues:
Maintenance and services	17,679	16,469	15,003	14,163	13,060
Software licenses and system sales, includes amortization of software costs of $2,204 in 2008, $1,957 in 2007 $1,958 in 2006, $1,966 in 2005, and $3,178 in 2004	7,000	6,486	7,644	6,413	6,154
Impairment of capitalized software	—	—	—	—	3,229
Selling, general and administrative	20,512	21,809	21,770	20,701	25,824
Research and development	8,657	8,527	8,705	9,047	9,488
Depreciation and amortization	1,084	1,120	1,238	1,777	1,968
Settlements, severance and impairment charges	27,490	—	—	5,677	5,730
Restructuring credits	—	—	—	—	(155)

Total costs and expenses	82,422	54,411	54,360	57,778	65,298

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Operating loss	(32,069)	(4,523)	(4,923)	(4,967)	(22,979)
Interest income (expense), net	2,187	3,870	3,753	1,765	(1,336)
Loss on sale of investments	(31)	—	—	—	—

Loss from continuing operations, before income taxes	(29,913)	(653)	(1,170)	(3,202)	(24,315)
Provision for (benefit from) income taxes	158	209	84	(1,197)	2,200

Loss from continuing operations	(30,071)	(862)	(1,254)	(2,005)	(26,515)
Gain on sale of discontinued operations, net of benefit from income taxes of $230 in 2006 and provision for income taxes of $33,906 in 2005	—	—	230	46,277	—
(Loss) income from discontinued operations, net of income taxes	—	—	—	(57)	14,058

Net (loss) income	$(30,071)	$(862)	$(1,024)	$44,215	$(12,457)

(Loss) earnings per share — basic
Continuing operations income taxes	$(0.77)	$(0.02)	$(0.03)	$(0.04)	$(0.61)
Discontinued operations income taxes	0.00	0.00	0.00	1.00	0.32

	$(0.77)	$(0.02)	$(0.03)	$0.96	$(0.29)

(Loss) earnings per share — diluted
Continuing operations	$(0.77)	$(0.02)	$(0.03)	$(0.04)	$(0.61)
Discontinued operations	0.00	0.00	0.00	1.00	0.32

	$(0.77)	$(0.02)	$(0.03)	$0.96	$(0.29)

Cash provided by (used in) operating activities	$4,435	$6,975	$3,565	$(7,689)	$4,735

(a)	The consolidated statement of operations for the year ended December 31, 2004 has been prepared to present the results of the Medical Division as discontinued operations.

(b)	Consolidated statements of operations data include $1,524, $1,878 and $1,763 of stock based compensation related to the adoption of SFAS 123(R), “Share-Based Payment,” for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(c)	Includes operating activities of the Medical Division through the sale of the Medical Division on January 3, 2005.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$7,366	$8,536	$7,331	$82,214	$12,634
Marketable securities	47,627	67,071	64,436	—	—
Working capital	47,054	70,101	68,964	79,036	19,968
Total assets	77,098	128,441	126,871	140,285	133,886
Total long-term debt	—	—	—	—	28,674
Total stockholders’ equity	55,295	108,246	107,555	119,913	64,655

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS One SuiteTM products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a comprehensive hospital information system (“HIS”)/radiology information system (“RIS”) — independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the One Suite product family is AMICAS professional services, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise.

The Company is focused in two primary markets, ambulatory imaging businesses and acute care facilities. The ambulatory imaging business is composed of radiology groups, teleradiology businesses, imaging centers, multi-specialty groups and billing services. Acute care facilities consist primarily of integrated delivery networks (“IDNs”) and hospitals. In the ambulatory imaging market, the Company is focused on delivering an end-to-end solution. Our revenues in this market consist of software license fees and systems, services, maintenance, and EDI revenues. The end-to-end solution is modular and customers can purchase one component or several and add enhancements over time. We believe radiology groups need an automation solution focused on improving their competitiveness, service delivery capabilities, and operating financial performance.

In fiscal year 2008, the Company saw a trend towards large multi-site customers in the ambulatory market. This trend has also recognized a shift from payment of the license fee in advance to a multi-year financing arrangement where payments occur ratably over time. We believe that this shift is due to the need for radiology groups to reduce the up front capital needs typically required in a traditional software sale. We believe this trend had a negative impact in our revenues as a result of the need to recognize the revenue over extended periods. Software discounts have remained relatively constant during fiscal year 2008; however, continued economic uncertainty could impact both the level of discounts as well as delay capital purchasing decisions. Revenues in the acute care market consist primarily of software and the associated maintenance and services. We believe the acute care market continues to be driven by the replacement market for existing PACS systems, especially to reduce total cost of ownership and reduce overhead costs. We believe the replacement market represents an attractive opportunity for our solution to improve return on investment and lower costs. However, continued economic uncertainty could cause potential customers to delay or eliminate capital expenditures when they have an existing system.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2008	Change	2007	Change	2006
	(Dollars in thousands)

Maintenance and services	$39,886	4.5%	$38,175	5.3%	$36,258
Percentage of total revenues	79.2%		76.5%		73.3%

Software licenses and system sales	$10,467	(10.6)%	$11,713	(11.1)%	$13,179
Percentage of total revenues	20.8%		23.5%		26.7%

Total revenues	$50,353	0.9%	$49,888	0.9%	$49,437

The Company has two primary revenue-generating areas: software license fees and system revenues, and maintenance and services revenues. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and EDI. Approximately 67%, 62% and 59% of our total revenues were of a recurring nature, such as support and transaction processing services, in 2008, 2007 and 2006, respectively.

Maintenance and services revenues

There are three primary components of maintenance and services revenues: (1) software and hardware maintenance, (2) EDI revenues, and (3) service revenues.

Maintenance and services revenues grew 4.5% or $1.7 million in fiscal year 2008 as compared to fiscal year 2007. The components of the change are:

•	Software and hardware maintenance revenues increased approximately $2.2 million in fiscal year 2008 as compared to fiscal year 2007. The increase was primarily a result of the increase in the size of our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product upgrades and new and innovative features.

•	EDI revenues increased approximately $0.3 million in fiscal year 2008 as compared to fiscal year 2007. The growth in EDI revenues was primarily the result of increases in our rates as volumes from customers for these services remained relatively constant.

•	Service revenues decreased by approximately $0.8 million in fiscal year 2008 as compared to fiscal year 2007. The decrease in service revenues is primarily the result of an increase in the number of agreements with extended payment terms, resulting in a longer time to recognize revenue.

Maintenance and services revenues of $38.2 million in fiscal year 2007 increased approximately $1.9 million, or 5.3%, from $36.3 million in fiscal year 2006. This increase was due to a $1.4 million increase in maintenance revenues, a $0.5 million increase in EDI services revenues and a $0.1 million increase in third-party product royalties offset by a $0.1 decrease in implementation revenues. The $1.4 million increase in maintenance revenues was primarily the result of new customers and associated maintenance revenues offset by customer attrition. The $0.5 million increase in EDI revenues was primarily the result of growth in the volumes processed by our customers and new EDI customers.

Software license and systems revenues

Software license and system revenues decreased 10.6% or $1.2 million in fiscal year 2008 as compared to fiscal year 2007.

The decrease in software license and systems revenues is primarily attributable to the effect of extended payment terms, which increased our time to convert the order to software license and systems revenues by approximately 50%. Software license and systems revenues are highly dependent on our product mix, such as large third party purchases or significant software license volumes to our customers, the level of software discounts, and software revenue recognition policies under generally accepted accounting principles, which can delay revenue recognition.

We believe our customers and potential customers continue to look for automation solutions as they try to grow their businesses. Underlying these trends is the public demand for non-invasive diagnostic procedures and a public interest in health and fitness which we believe will continue to drive growth in the imaging industry. We believe these trends support our end-to-end strategy and are consistent with our goal to approach the market with our AMICAS One Suite product. However we believe that there will be intense competition in this market as demand grows which can threaten our competitive position.

Software license and system revenues of $11.7 million in fiscal year 2007 decreased approximately $1.5 million, or 11.1%, from $13.2 million in fiscal 2006. The decrease of $1.5 million is due to a decrease of software licensing revenues of $0.5 million and system revenues of $1.0 million. Software license revenues decreased due to an increase in software discounting as well as a change in contracts terms, such as extended payments terms or per use pricing, that delay the recognition of software license fees. Systems revenue decreased due to customers electing to purchase hardware from other third-party vendors.

Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings, including our AMICAS PACS, AMICAS RIS, AMICAS Financials, RadStream, Dashboards and AMICAS Documents. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of Revenues

	Year Ended December 31,
	2008	Change	2007	Change	2006
	(Dollars in thousands)

Maintenance and services	$17,679	7.3%	$16,469	9.8%	$15,003
Percentage of maintenance and services revenues	44.3%		43.1%		41.4%

Software licenses and system sales	$7,000	7.9%	$6,486	(15.1)%	$7,644
Percentage of software licenses and system sales	66.9%		55.4%		58.0%

Total cost of revenues	$24,679	7.5%	$22,955	1.4%	$22,647

Cost of maintenance and services revenues primarily consists of the external cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third-party consultants, billable travel and internal personnel salaries, benefits and other allocated indirect costs related to the delivery of services and maintenance.

Cost of maintenance and services revenues

Cost of maintenance and services revenues increased by $1.2 million to $17.7 million or 7.3% in fiscal year 2008 as compared to fiscal year 2007.

•	Cost of software and hardware maintenance and services increased by approximately $0.5 million. The increase in cost of software and hardware maintenance and services is due primarily to an increase in salaries and benefits of approximately $0.5 million.

•	Cost of EDI revenues increased by approximately $0.7 million. The increase in EDI costs is due primarily to a reduced cost in fiscal year 2007, as the Company recorded an approximately $0.7 million reduction in cost of maintenance and services revenues for unearned discounts which were recognized in 2007 as a result of the termination of the agreement with Cerner.

•	As a percentage of revenue, cost of maintenance and services revenues increased from 43.1% to 44.3%. Excluding the impact of the unearned discounts, the cost of maintenance and services as a percent of maintenance and services revenue decreased slightly in fiscal year 2008 versus fiscal year 2007.

Cost of maintenance and services revenues of $16.5 million in fiscal year 2007 increased approximately $1.5 million, or 9.8%, from $15.0 million in fiscal year 2006. This increase was primarily related to the increase in maintenance and services revenues, with an increase in salary, benefits and other allocated internal direct costs of approximately $0.8 million and an increase of $0.7 million in external cost for third-party software and hardware maintenance.

Cost of maintenance and services revenues of $16.5 million in 2007, represented 43.1% of maintenance and services revenues versus $15.0 million, or 41.4%, of revenues in 2006. The increase in the percentage of maintenance and services revenue percentage of 1.7% is due primarily to the increase in salary costs related to services and support.

Cost of software license and system sales

Cost of software license and system revenues primarily consists of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems, as well as amortization of software product costs.

•	Cost of software license and system sales increased by approximately $0.5 million or 7.9% in fiscal year 2008 as compared to fiscal year 2007. The increase in cost of software license and system sales is attributable to $0.3 million write off of third party costs that were previously capitalized and $0.2 million increase in amortization of software costs related to the purchase of AMICAS Financials, as described below.

•	Cost of software license and system sales as a percentage of software license and system revenues increased to 66.9% in fiscal year 2008 as compared to 55.4% in fiscal year 2007. Amortization of software costs and the write off of third party costs represent approximately 5% of the increase. The remaining increase of approximately 7% is due primarily to the product mix of software revenues versus systems sales.

Cost of software license and system revenues of $6.5 million in fiscal year 2007 decreased approximately $1.2 million, or 15.1%, from $7.6 million in fiscal year 2006. This decrease was due to a decrease of $1.6 million in computer hardware expenses offset by an increase of $0.4 million in third-party software fees.

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

Operating Expenses

	Year Ended December 31,
	2008	Change	2007	Change	2006
	(Dollars in thousands)

Selling, general and administrative	$20,512	(5.9)%	$21,809	0.2%	$21,770
Percentage of total revenues	40.7%		43.7%		44.0%

Research and development	$8,657	1.5%	$8,527	(2.1)%	$8,705
Percentage of total revenues	17.2%		17.1%		17.6%

Depreciation and amortization	$1,084	(3.2)%	$1,120	(9.5)%	$1,238
Percentage of total revenues	2.2%		2.2%		2.5%

Selling, general and administrative

Selling, general and administrative expenses include fixed and variable compensation and benefits, facilities, travel, communications, bad debt, legal, marketing, insurance, stock-based compensation and other administrative expenses.

Selling, general and administrative expenses decreased by $1.3 million or 5.9% to $20.5 million in fiscal year 2008 as compared to $21.8 million in fiscal year 2007. This decrease was due to a $0.8 million decrease in personnel salaries and benefits due to reduced headcount and a $0.5 million decrease in stock-based compensation included in general and administrative expenses. Non-personnel related expenses remained consistent with fiscal year 2007.

Selling, general and administrative expenses as a percentage of revenue decreased to 40.7% from 43.7% as compared to fiscal year 2007. The decrease in selling and general and administrative expenses as a percentage of revenue is due primarily to the decrease in such expenses of $1.3 million and an increase in revenues.

Selling, general and administrative expenses of $21.8 million in fiscal year 2007 increased $39,000, or 0.2% from $21.8 million in fiscal year 2006. This increase was due to a $0.9 million increase in personnel salaries, benefits and related expenses offset by a reduction of other general and administrative expenses of $0.9 million, primarily bad debt expense and accounting services.

Selling, general and administrative expenses as a percentage of revenue decreased to 43.7% from 44.0% in fiscal year 2007. This decrease was primarily due to the increase in revenues as general and administrative expenses remained relatively flat versus fiscal year 2006.

On October 1, 2007, we notified our then President and Chief Operating Officer (“COO”) that the Employment Agreement between our COO and us dated March 28, 2005 (the “Employment Agreement”) would not be renewed. Pursuant to the terms of the Employment Agreement and in connection with the non-renewal by us of that agreement, we and our COO entered into a general release and separation agreement, dated as of October 25, 2007 (the “Separation Agreement”). Pursuant to the Separation Agreement our COO was entitled to receive one year’s salary as a severance payment. In the year ended December 31, 2007, we accrued approximately $0.3 million in general and administrative expenses related to this Separation Agreement. The severance payments per the agreement were paid in fiscal year 2008.

Research and development

Research and development expenses include fixed and variable compensation and benefits, facilities, travel, communications, stock-based compensation and other administrative expenses related to our research and development activities.

Research and development expense increased from $8.5 million to $8.7 million or 1.5% in fiscal year 2008 as compared to fiscal year 2007. The increase in research and development expense represents operating increases in personnel costs and benefits. The Company continues to invest in research and development to develop new and innovative products and features and enhance the Company’s existing product suite. As a percentage of revenue, research and development expenses were 17.2% of revenues in fiscal year 2008 as compared to 17.1% of revenues in fiscal year 2007, which reflects this continued investment.

Research and development expense was $8.5 million in 2007, which represents a decrease of $0.2 million, or 2.1%, from $8.7 million in fiscal year 2006. This decrease is due to a reduction in salaries and related personnel costs in the research and development area.

As a percentage of revenue, research and development expense decreased slightly to 17.1% in 2007 versus 17.6% in 2006. The percentage decreased due to both decreased research and development costs and slightly higher revenues in 2007 versus 2006.

Depreciation and amortization

Depreciation and amortization decreased 3.2%, in fiscal year 2008 versus fiscal year 2007. The decrease in depreciation and amortization related primarily to amortization of non-compete agreements which ended in the fourth quarter of 2008. During fiscal year 2008, the Company invested approximately $0.6 million in fixed assets, primarily computer equipment and a new phone system in our Daytona location.

Depreciation and amortization expenses of $1.1 million, consisting of $0.7 million related to fixed assets and $0.4 million of amortization related to intangible assets, in fiscal year 2007 decreased approximately $0.1 million, or 9.5%, from $1.2 million in fiscal year 2006. This decrease was the result of fixed assets that became fully depreciated during the 2007 fiscal year offset by increases in depreciation expense for new assets placed in service during 2007.

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

Impairment.

In the fourth quarter of 2008, the Company incurred $27.5 million of impairment charges of which $27.3 million related to goodwill. We performed our annual goodwill impairment test at September 30, 2008 and determined that the fair value of equity exceeded the carrying value of equity, therefore goodwill was not impaired as of that date. Subsequent to September 30, 2008, there were certain triggering events that required us to perform an interim goodwill impairment test at December 31, 2008. These triggering events primarily include the duration of the decline of our stock price at a market value below the carrying value of equity from September 30, 2008 through December 31, 2008, and the continued deterioration of the credit markets and the economy in the fourth quarter, which negatively impacts our customers’ ability to obtain financing to purchase our products and services. As a result, we recorded an impairment charge of $27.3 million in the fourth quarter, (see note C to consolidated financial statements). We also incurred a $0.2 million charge related to internal use purchased software that we determined during the fourth quarter will not be utilized.

Interest Income (Expense)

	Year Ended December 31,
	2008	Change	2007	Change	2006
	(Dollars in thousands)

Interest income	$2,187	(43.5)%	$3,870	3.1%	$3,753
Interest expense	—	—	—	—	—

Interest income decreased by approximately $1.7 million or 43.5% in fiscal year 2008 as compared to fiscal year 2007. The decrease in interest income is the result of the combination of (i) the decrease in cash and marketable securities as a result of our stock repurchase plan and (ii) lower yields on our investments due to the current economic climate. We attribute approximately $0.8 million of the decline in interest income to the change in cash balances and the remaining $0.9 million due to lower yields.

The increase in interest income in 2007 of $0.1 million, or 3.1%, versus fiscal year 2006 is the result of increased marketable securities and cash balances as we generated cash from operations in 2007, and the excess cash was reinvested.

We had no interest expense during 2007 or 2008.

Income Taxes

In fiscal year 2008 we recorded an income tax provision of approximately $158,000. The provision decreased versus fiscal year 2007 by approximately $51,000. The income tax provision in fiscal year 2008 is the result of state franchise tax liabilities and accrued interest and penalties associated with uncertain tax positions. We did not record a federal tax provision as we did not have federal taxable income in fiscal year 2008.

For 2007, we recorded an income tax provision of $209,000 from continuing operations. For 2006, we recorded an income tax provision from continuing operations of $84,000 and a benefit of $230,000 related to discontinued operations. The increase in our tax provision in 2007 resulted primarily from accrued interest and penalties associated with our uncertain tax positions.

Management has assessed the recovery of our deferred tax assets of $31.0 million and as a result of this assessment, recorded a valuation allowance of $28.2 million as of December 31, 2008. The valuation allowance, along with deferred tax liabilities of $2.8 million, reduces the net deferred tax asset to zero. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely than not that the deferred tax asset will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008, our cash and cash equivalents and marketable securities were $55.0 million, a decrease of $20.6 million from $75.6 million of cash and cash equivalents and marketable securities at December 31, 2007. This decrease was primarily to fund our stock repurchase plan in 2008.

Net cash provided by operating activities was $4.4 million in fiscal year 2008 as compared to cash provided by operating activities of $7.0 million in fiscal year 2007. Net cash from operations in fiscal year 2008 included approximately $2.1 million of cash generated from changes in working capital, primarily an increase of $4.3 million of deferred revenue, offset by a decrease of $2.8 million related to accounts payable. Net loss, after adjusting for non-cash items of $2.2 million of amortization, $1.1 million of depreciation, $27.3 million of goodwill impairment charges, $1.5 million of stock based compensation and $0.1 million of bad debt expense generated approximately $2.4 million of cash from operations. In fiscal year 2008 our product mix included a higher percentage of term deals than in fiscal year 2007. Continued pressure from our customers and potential customers to provide structured term deals could impact our cash provided from operations in the short-term. However, we continue to expect cash flow from operations to be sufficient to meet our working capital needs.

Net cash provided by investing activities provided $18.8 million of cash in fiscal year 2008. We decreased our marketable securities balances by approximately $19.5 million and invested $0.6 million in fixed assets during fiscal year 2008.

Net cash used in financing activities was $24.4 million. The primary use of cash related to $24.8 million used to fund our stock repurchase programs which were authorized by our Board of Directors in December 2007 and November 2008. The primary source of cash used to fund these repurchases was the sale of our marketable securities, with the remainder provided by working capital.

Net cash provided by operating activities was $7.0 million in 2007 as compared to $3.6 million in 2006. The $3.4 million increase of cash provided by operating activities resulted from increases in changes in operating assets and liabilities, consisting of increases from prepaid expenses, accounts payable, accrued expenses, and unrecognized tax benefits of approximately $9.0 million, offset by operating decreases in deferred revenue, and accounts receivable of $6.0 million, offset by an increase of $0.4 million from net income and adjustments to net income.

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

Our primary source of liquidity is our cash and cash equivalents and marketable securities. We believe our cash and cash equivalents and marketable securities, together with cash provided by operations, will be sufficient to meet our projected cash requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes the payments due in connection with specific contractual obligations during the periods specified.

	Fiscal Year Ended
	2009	2010	2011	2012	Thereafter	Totals
	(In thousands)

Operating leases(a)	$991	$876	$883	$893	$29	$3,672
Other commitments(b)	888	96	—	—	—	984

Total	$1,879	$972	$883	$893	$29	$4,656

(a)	In October 2007, we signed a lease to remain in our Boston, Massachusetts corporate headquarters until January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the lease term. In February 2009, we extended the lease in our Daytona Beach, Florida facility from May 2009 to April 2012. The base rent of $25,500 begins in May 2009 and increases by $1,000 per month in the second year and an additional $500 per month in the third year.

(b)	Included in other commitments are the following:

•	We are committed to paying approximately $24,000 per month through April 2010 for certain EDI services.

•	In connection with our employee savings plans, we have committed, for the 2009 plan year, to contribute to the plans. Our matching contribution for 2009 is estimated to be approximately $0.6 million in cash. Our matching contribution for 2008 was approximately $0.6 million of which $0.5 million was paid in 2008 and $0.1 million was paid in February 2009.

In November 2008, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock. As of December 31, 2008, we have repurchased 193,137 shares for approximately $0.3 million under a Rule 10b5-1 trading plan.

We anticipate capital expenditures for computer software and equipment, other equipment, and leasehold improvements of approximately $0.8 million for 2009.

To date, the overall impact of inflation on us has not been material.

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party currently pending, and management is unaware of any material contemplated actions against us.

As permitted under Delaware law, we have agreements under which we indemnify our executive officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2008.

We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2008.

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

Revenue Recognition.  We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred.” We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

We review all contracts that are offered outside our standard payment terms. We review customer credit history to determine probability of collection and we do not have a history of granting post contract concessions. When there is a history of successfully collecting payments from our customer without making post contract concessions, we recognize revenue upon delivery. In instances where we do not have an established payment history and/or if the payment terms are in excess of twelve months we recognize revenue as payments become due and payable. Our license and service arrangements generally do not require significant customization or modification of our software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to our software products’ source code or where there are acceptance criteria or milestone payments, we defer the recognition of software license revenue. In instances where we have determined that services are essential to the functionality, we recognize the services revenues and software license and systems revenues according to SOP 81-1 using the percentage of completion method.

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

We recognize revenues using contract accounting if payment of the software license fees is dependent upon the performance of consulting services or the consulting services are otherwise essential to the functionality of the licensed software. In these instances we allocate the contract value to services (maintenance and services revenues) based on list price; which is consistent with our VSOE (defined in previous paragraph) for such services, and the residual to product (software licenses and systems sales) in our Consolidated Statement of Operations. We generally determine the percentage-of-completion by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

Long-lived Assets.  We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In the fourth quarter of 2008 we recorded a $0.2 million charge related to internal use purchased software that is no longer utilized.

Goodwill.  Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. We assess the impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time.

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at its annual testing date of September 30, 2008 and determined that the fair value of equity exceeding the carrying value of equity, therefore goodwill was not impaired.

Subsequent to September 30, 2008, there were certain triggering events that required us to perform an interim Step 1 test at December 31, 2008. These triggering events primarily include the duration of the decline of our stock price at a market value below the carrying value of equity from September 30, 2008 through December 31, 2008, and the continued deterioration of the credit markets and the economy in the fourth quarter which negatively impacts our customers access to capital to purchase our products and services.

At December 31, 2008 we completed an interim Step 1 test utilizing the market approach. The market approach considered the Company’s stock price to calculate the market capitalization of equity to compare to the carrying value of equity. We selected a 30 day moving average of the market value of equity to compare to the carrying value. Using the market approach, the carrying value of invested capital exceeded the market value by approximately 47%. The interim Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity, thus requiring us to measure the amount of any goodwill impairment by performing the second step of the impairment test.

An income approach was used to corroborate the interim Step 1 test. The discounted cash flow method is used to measure the fair value of our equity under the income approach. Determining the fair value using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, pipeline for future sales, and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, we relied on internally generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The income approach supported the interim Step 1 test that resulted in the determination that the carrying value of equity exceeded the fair value of equity.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in SFAS No. 142 (“Goodwill and Other Intangible Assets”), paragraph 21 was used to estimate the implied fair value of goodwill. “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. We identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and the Company’s workforce. The allocation process was performed only for purposes of testing goodwill for impairment. The Step 2 test resulted in the impairment of goodwill in an amount equal to its carrying value of $27.3 million as of December 31, 2008.

In addition, we performed sensitivity analysis on certain key assumptions in the Step 2 test including the discount rate, customer retention rates and royalty rates. The net book value of our tangible net assets was approximately 91 percent of the fair value of equity. Our tangible net assets were adjusted to reflect the fair value of deferred revenue. In addition, the total tangible and intangible net assets, excluding the assembled workforce, were $68.7 million or 122 percent of the fair value of equity. As a result, the assumptions included in the valuation of intangible assets would need to change significantly to avoid goodwill impairment.

Software Development Costs.  We begin capitalizing software development costs, only after establishing commercial and technical feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a five- to seven-year period. Amortization commences when the product is made commercially available. No products were made commercially available in 2006. In 2007 and 2008 we did not capitalize any costs related to products that were made commercially available during the year, as such amounts were immaterial.

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

Accounting for Share-Based Payment.  We account for share-based payment in accordance with SFAS 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” — This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any “off-balance sheet arrangements,” as that term is defined in the rules and regulations of the SEC.

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

As of December 31, 2008, we held approximately $7.4 million in cash and cash equivalents and $47.6 million in marketable debt securities. Cash equivalents are carried at fair value, which approximates cost. Available for sale marketable securities are carried at fair value, and held to maturity securities are held at amortized cost.

We are exposed to market risk, including changes in interest rates affecting the return on our investments. A significant decline in interest rates can have a material impact on our interest income. Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $47.6 million at December 31, 2008. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are highly rated, and our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $65,000.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2008 and 2007 and for each of the years ended December 31, 2008, 2007 and 2006 are included under Item 15 and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited AMICAS, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMICAS, Inc. and subsidiary management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMICAS, Inc and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMICAS, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/   BDO Seidman, LLP

Boston, Massachusetts
March 12, 2009

Item 9B.	Other Information

None.

PART III

Certain information required by Part III of this Annual Report on Form 10-K is omitted because we expect to file a definitive proxy statement pursuant to Regulation 14A of the Exchange Act with respect to our 2009 Annual Meeting of Stockholders expected to be held on June 2, 2009 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2008:

	(a)	(b)	(c)
			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	4,706,626	$3.03	3,719,544	(2)
Equity compensation plans not approved by security holders(3)	3,602,733	$2.68	—

Total	8,309,359	$2.88	3,719,544

(1)	Consists of our:

•	2006 Stock Incentive Plan;

•	2002 Employee Stock Purchase Plan;

•	1996 Stock Option Plan;

•	Length-of-Service Nonqualified Stock Option (“LOSSO”) Plan; and

•	Directors Stock Option Plan.

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

(2)	Consists of 3,719,544 shares issuable under our 2006 Stock Incentive Plan. Directors and employees are eligible to receive grants under the 2006 Stock Incentive Plan, which is administered by our Compensation Committee. The Compensation Committee approves options, rights or stock grants under the 2006 Stock Incentive Plan, including (i) the number of shares of common stock covered by such options, rights or stock grants, (ii) the dates upon which such options, rights or stock grants become exercisable (which is typically over a three to four year period), (iii) the exercise price of such options, rights or stock grants (which may not be less than the fair market value of a share of stock on the date the option or right is granted), and (iv) the duration of the options, rights or stock grants (which may not exceed ten years). The Compensation Committee has delegated to our Chief Executive Officer the authority to grant a limited number of options under the 2006 Stock Incentive Plan to new and current employees, other than executive officers and certain other officers. As of December 31, 2008, our Chief Executive Officer had the authority to grant options for up to 665,266 shares of our common stock.

(3)	Consists of our 2000 Broad-Based Stock Plan (the “2000 Plan”), for which stockholder approval was neither sought nor obtained, and which was adopted by the Board of Directors effective June 13, 2000. The 2006 Stock Incentive Plan replaced the 2000 Plan. Options outstanding under the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 2000 Plan, and no shares remain reserved for issuance under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item is contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15(a)(1) and (2)  Financial Statements.

The financial statements beginning on page F-1 of this report are filed as part of this report on the pages indicated. Financial statement schedules are not included as they are not applicable as all items are included in the financial statements.

Financial Statements and Supplementary Data

Item 15(a)(3)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
No.		Description

2.1	—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
2.2	—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., AMICAS, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).
2.3	—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., AMICAS, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).
3.1	—	Certificate of Incorporation of InfoCure Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).

Exhibit
No.			Description

3.2		—	Third Amended and Restated Bylaws of AMICAS, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 13, 2007).
4.1		—	Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the Commission March 30, 2005).
4.2		—	Rights Agreement, including all exhibits, dated as of December 5, 2002, between VitalWorks Inc. and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
4.3		—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).
10	.1†	—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996).
10	.2†	—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996).
10	.3†	—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.4†	—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.5†	—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.6†	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
10.7		—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.8†	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.9		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.10		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.11		—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.12		—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.13†	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000).
10.14		—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).
10.15		—	Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
10	.16†	—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

Exhibit
No.			Description

10	.17†	—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10.18		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).
10.19		—	Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc. (incorporated by reference to 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10.20		—	Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc. (incorporated by reference to 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10	.21†	—	AMICAS, Inc. 401(k) Retirement Savings Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 31, 2006).
10	.22†	—	2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 24, 2006).
10	.23†	—	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.24†	—	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.25†	—	Form of Nonqualified Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.26†	—	Form of Restricted Stock Agreement for Employees under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.27†	—	Form of Restricted Stock Agreement for Non-Employee Directors under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2006).
10	.28†	—	2007 Employee Stock Purchase Plan (incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, filed with Commission on April 30, 2007).
10	.29†	—	Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2007).
10	.30†	—	Separation Agreement, dated October 25, 2007, by and between AMICAS, Inc. and Peter McClennen (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2007).
10.31		—	Lease agreement, dated October 18, 2007, by and between AMICAS, Inc. and Brighton Landing, LLC. (incorporated by reference to Exhibit 10.33 to the Registrants Annual Report on Form 10-K, filed with the Commission on March 17, 2008).
10	.32†	—	Employment Agreement, dated April 7, 2008, by and between AMICAS, Inc. and Kevin C. Burns (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2008).
10	.33†	—	409A Amendment to Employment Agreement of Stephen N. Kahane, dated December 31, 2008, by and between AMICAS, Inc. and Stephen N. Kahane (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2009).
10	.34†	—	409A Amendment to Employment Agreement of Kevin C. Burns, dated December 31, 2008, by and between AMICAS, Inc. and Kevin C. Burns (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2009).
10	.35†*	—	Fourth Amendment to Employment Agreement of Stephen N. Kahane, dated February 10, 2009, by and between AMICAS, Inc. and Stephen N. Kahane.
10	.36†*	—	Second Amendment to Employment Agreement of Kevin C. Burns, dated February 10, 2009, by and between AMICAS, Inc. and Kevin C. Burns.

Exhibit
No.			Description

21.1		—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2005).
23	.1*	—	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of AMICAS, Inc. and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and its subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMICAS, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 12, 2009

AMICAS, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,366	$8,536
Marketable securities	47,627	67,071
Accounts receivable, net of allowances of $158 and $231	10,224	10,483
Prepaid expenses and other current assets	2,261	2,931

Total current assets	67,478	89,021

Property and equipment, less accumulated depreciation and amortization of $7,495 and $6,848	965	1,186
Goodwill	—	27,313
Acquired/developed software, less accumulated amortization of $10,195 and $7,992	5,805	8,008
Other intangible assets, less accumulated amortization of $2,144 and $1,742	1,256	1,658
Other assets	1,594	1,255

Total assets	$77,098	$128,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,156	$7,094
Accrued employee compensation and benefits	1,611	1,451
Deferred revenue	14,657	10,375

Total current liabilities	20,424	18,920

Unrecognized tax benefits	1,379	1,275
Commitments and contingencies (see Note I)
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,473,965 and 51,296,823 shares issued	51	51
Additional paid-in capital	230,905	229,056
Accumulated deficit	(128,549)	(98,478)
Accumulated other comprehensive income	100	60
Treasury stock, at cost, 16,270,088 and 6,824,192 shares	(47,212)	(22,443)

Total stockholders’ equity	55,295	108,246

Total liabilities and stockholders’ equity	$77,098	$128,441

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Maintenance and services	$39,886	$38,175	$36,258
Software licenses and system sales	10,467	11,713	13,179

Total revenues	50,353	49,888	49,437

Costs and expenses
Cost of revenues:
Maintenance and services	17,679	16,469	15,003
Software licenses and system sales, includes amortization of software costs of $2,204 in 2008, $1,957 in 2007, and $1,958 in 2006	7,000	6,486	7,644
Selling, general and administrative	20,512	21,810	21,770
Research and development	8,657	8,527	8,705
Depreciation and amortization	1,084	1,119	1,238
Impairment of goodwill	27,313	—	—
Impairment of other intangibles	177	—	—

	82,422	54,411	54,360

Operating loss	(32,069)	(4,523)	(4,923)
Interest income	2,187	3,870	3,753
Loss on sale of investments	(31)	—	—

Loss from continuing operations, before income taxes	(29,913)	(653)	(1,170)
Provision for income taxes	158	209	84

Loss from continuing operations	(30,071)	(862)	(1,254)
Gain on sale of discontinued operations, net of benefit from taxes of $230 in 2006	—	—	230

Net loss	$(30,071)	$(862)	$(1,024)

Earnings (loss) per share:
Basic:
Continuing operations	$(0.77)	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00	0.00

	$(0.77)	$(0.02)	$(0.03)

Diluted:
Continuing operations	$(0.77)	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00	0.00

	$(0.77)	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	38,842	44,657	46,499

Diluted	38,842	44,657	46,499

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Shares			Additional		Other		Total
	Common	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity	Loss
	(In thousands, except share data)

Balance at December 31, 2005	50,355,684	(1,985,502)	$50	$222,927	$(96,592)	$—	$(6,472)	$119,913
Issuance of common stock, net of related expense for:
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	681,602		1	1,631				1,632
Issuance of restricted stock	29,680			37				37
Repurchase of treasury stock		(4,537,890)					(15,168)	(15,168)
Share-based payment				1,736				1,736
Unrealized loss on marketable securities						(4)		(4)	(4)
Tax benefit from change in valuation allowance from stock option exercises				443				443
Net loss					(1,024)			(1,024)	(1,024)

Total comprehensive loss									(1,028)
Balance at December 31, 2006	51,066,966	(6,523,392)	51	226,764	(97,616)	(4)	(21,640)	107,555
Issuance of common stock, net of related expense for:
Exercise of stock options	203,872			414				414
Issuance of restricted stock	25,985			71				71
Repurchase of treasury stock		(300,800)					(803)	(803)
Share-based payment				1,807				1,807
Unrealized gain on marketable securities						64		64	64
Net loss					(862)			(862)	(862)

Total comprehensive loss									(798)
Balance at December 31, 2007	51,296,823	(6,824,192)	51	229,056	(98,478)	60	(22,443)	108,246
Issuance of common stock, net of related expense for:
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	145,342			325				325
Issuance of restricted stock	31,800			89				89
Repurchase of treasury stock		(9,445,896)					(24,769)	(24,769)
Share-based payment				1,435				1,435
Unrealized gain on marketable securities						40		40	40
Net loss					(30,071)			(30,071)	(30,071)

Total comprehensive loss									(30,031)

Balance at December 31, 2008	51,473,965	(16,270,088)	$51	$230,905	$(128,549)	$100	$(47,212)	$55,295

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Loss from continuing operations	$(30,071)	$(862)	$(1,254)
Income from discontinued operations	—	—	230

Net loss	(30,071)	(862)	(1,024)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss from the sale of discontinued operations	—	—	(230)
Depreciation and amortization	1,084	1,119	1,238
Provisions for bad debts	115	185	746
Loss (gain) on sale of fixed assets	6	—	(6)
Impairment of other intangibles	177	—	—
Impairment of goodwill	27,313	—	—
Amortization of software development costs	2,204	1,957	1,958
Non-cash stock compensation expense	1,524	1,878	1,763
Changes in operating assets and liabilities:
Accounts receivable	145	719	3,184
Prepaid expenses and other current assets	330	1,100	(2,558)
Accounts payable and accrued expenses	(2,777)	493	(3,549)
Deferred revenue including unearned discount	4,282	(889)	2,043
Unrecognized tax benefits	103	1,275	—

Cash provided by operating activities	4,435	6,975	3,565

Investing activities
Proceeds from sale of assets	—	—	6
Purchases of property and equipment	(645)	(510)	(921)
Purchase of technology	—	(2,300)	—
Purchases of held-to-maturity securities	(236,147)	(94,898)	(49,094)
Maturities of held-to-maturity securities	237,739	100,263	22,762
Purchases of available-for-sale securities	(37,033)	(45,275)	(48,405)
Sales of available-for-sale securities	54,925	37,340	10,297

Cash provided by (used in) investing activities	18,839	(5,380)	(65,355)

Financing activities
Repurchase of common stock	(24,769)	(803)	(15,168)
Exercise of stock options	325	413	1,632
Tax benefit from change in valuation allow related to stock option exercises	—	—	443

Cash used in financing activities	(24,444)	(390)	(13,093)

Increase (decrease) in cash and cash equivalents	(1,170)	1,205	(74,883)
Cash and cash equivalents at beginning of year	8,536	7,331	82,214

Cash and cash equivalents at end of year	$7,366	$8,536	$7,331

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business

AMICAS, Inc. (“AMICAS” or the “Company”), is a leader in radiology and medical image and information management solutions. The AMICAS One Suitetm provides a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, and radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the One Suite product family is AMICAS Solutionstm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

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

Effective January 3, 2005, the Company changed its name from VitalWorks Inc. to AMICAS, Inc.

On February 23, 2009 the Company announced that it had entered into a definitive agreement to acquire Emageon Inc., a leading provider of technology solutions for hospitals and healthcare networks. Under the terms of the agreement, AMICAS has commenced tender offer to acquire all of the outstanding shares of Emageon Inc. common stock for $1.82 per share in cash, for a total of approximately $39 million. The Company expects to fund the entire tender offer from cash and marketable securities. The minimum tender condition shall be fulfilled upon the valid tender of a majority of the total number of shares of common stock of Emageon Inc. outstanding on a fully diluted basis. The transaction, which is subject to customary conditions, is expected to close in the second quarter of 2009.

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

C.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Amicas PACS, Corp. (“Amicas PACS”), formerly known as Amicas, Inc., which was acquired on November 25, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the realization of deferred tax assets, tax contingencies and valuation allowances, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments, expected stock price volatility and weighted average expected life and forfeiture assumptions for share-based payments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realized value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” Software license revenues and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

The Company reviews all contracts that are offered outside of its standard payment terms. The Company reviews customer credit history to determine probability of collection and it does not have a history of granting post contract concessions. When there is a history of successfully collecting payments from a customer without making post contract concessions, revenue is recognized upon delivery. In instances where there is not an established payment history and/or if the payment terms are in excess of twelve months revenue is recognized as payments become due and payable License and service arrangements generally do not require significant customization or modification of software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to software products’ source code or where there are acceptance criteria or milestone payments, recognition of software license revenue is deferred. In instances where it is determined that services are essential to the functionality, services revenues and software license and systems revenues are recognized according to SOP 81-1 using the percentage of completion method.

Most of the Company’s sales and licensing contracts involve multiple elements, in which case the total value of the customer arrangement is allocated to each element based on the vendor specific objective evidence, or VSOE, of its fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. Contracts and arrangements with customers generally do not

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.

Revenue is recognized using contract accounting if payment of the software license fees is dependent upon the performance of consulting services or the consulting services are otherwise essential to the functionality of the licensed software. In these instances the Company allocates the contract value to services (maintenance and services revenues) based on list price, which is consistent with VSOE for such services, and the residual to product (software licenses and systems sales) in the Consolidated Statement of Operations. Percentage-of-completion is determined by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. Labor hours are considered to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

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

The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains reserves for potential credit losses and such losses have been within management’s expectations. At December 31, 2008 and 2007, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

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

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2008:

	2008	2007	2006

Balance at beginning of period	$231	$1,050	$767
Additions charged to costs and expenses	115	185	746
Reductions(a)	(188)	(1,004)	(463)

Balance at end of period	$158	$231	$1,050

(a)	Write-offs, returns and discounts, net of recoveries.

Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 on the Company’s assets and liabilities did not have a significant impact on its financial statements.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$7,366	$—	$—	$7,366
Federal agency obligations	7,581	—	—	7,581
State and municipal obligations	—	23,847	—	23,847

Total	$14,947	$23,847	$—	$38,794

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The adoption of FSP 157-2 is not expected to have a material impact on consolidated financial statements of the Company.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In the fourth quarter of 2008 the Company recorded a $0.2 million charge related to internal use purchased software that is no longer in use. The Company believes there is no other impairment to its long-lived assets at December 31, 2008.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. The Company performs an assessment of impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that impairment may exist include significant underperformance

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time.

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company performed a Step 1 test at its annual testing date of September 30, 2008 and determined that the fair value of equity exceeding the carrying value of equity, therefore goodwill was not impaired.

Subsequent to September 30, 2008, there were certain triggering events that required the Company to perform an interim Step 1 test at December 31, 2008. These triggering events primarily include the duration of the decline of the Company’s stock price at a market value below the carrying value of equity from September 30, 2008 through December 31, 2008, and the continued deterioration of the credit markets and the economy in the fourth quarter which negatively impacts our customers access to capital to purchase the Company’s products and services.

At December 31, 2008, the Company completed an interim Step 1 test utilizing the market approach. The market approach considered the Company’s stock price to calculate the market capitalization of equity to compare to the carrying value of equity. The Company selected a 30 day moving average of the market value of equity to compare to the carrying value. Using the market approach, the carrying value of invested capital exceeded the market value by approximately 47%. The interim Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test.

An income approach was used to corroborate the interim Step 1 test. The discounted cash flow method is used to measure the fair value of our equity under the income approach. Determining the fair value using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, pipeline for future sales, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The income approach supported the interim Step 1 test that resulted in the determination that the carrying value of equity exceeded the fair value of equity.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in SFAS 142 paragraph 21 was used to estimate the implied fair value of goodwill. “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and the Company’s workforce. The allocation process was performed only for purposes of testing goodwill

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for impairment. The Step 2 test resulted in the impairment of goodwill in an amount equal to its carrying value of $27.3 million.

In addition, the Company performed sensitivity analysis on certain key assumptions in the Step 2 test including the discount rate, customer retention rates and royalty rates. The net book value of the Company’s tangible net assets was approximately 91 percent of the fair value of equity. The Company’s tangible net assets were adjusted to reflect the fair value of deferred revenue. In addition, the total tangible and intangible net assets, excluding the assembled workforce, were $68.7 million or 122 percent of the fair value of equity. As a result, the assumptions included in the valuation of intangible assets would need to change significantly to avoid goodwill impairment.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Numerator — income (loss):
Continuing operations	$(30,071)	$(862)	$(1,254)
Discontinued operations	—	—	230

	$(30,071)	$(862)	$(1,024)

Denominator:
Basic weighted-average shares outstanding	38,842	44,657	46,499
Effect of dilutive securities	—	—	—

Diluted weighted-average shares outstanding	38,842	44,657	46,499

Basic EPS:
Continuing operations	$(0.77)	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00	0.00

	$(0.77)	$(0.02)	$(0.03)

Diluted EPS:
Continuing operations	$(0.77)	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00	0.00

	$(0.77)	$(0.02)	$(0.03)

Because their effect would be antidilutive, stock option and warrant rights were excluded from the diluted calculation for the years 2008, 2007 and 2006. For the years ended December 31, 2008, 2007 and 2006, the dilutive effect of stock options and warrants under the treasury method is 4.3 million shares, 4.3 million shares, and 2.8 million shares, respectively.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive loss for the twelve months ended December 31, 2008 and December 31, 2007 consists of net loss and net unrealized gains on marketable securities. The Company has disclosed the components of comprehensive loss in its Consolidated Statement of Stockholders Equity and Comprehensive Loss.

Share Based Payment

The Company accounts for share based payment utilizing the provisions of SFAS 123(R) “Share Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note J for additional information related to share-based payments.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is not permitted. The adoption of SFAS 141-R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” — This statement changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised basis, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The statement is effective prospectively for fiscal years and interim periods beginning on or after December 15, 2008.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The adoption of FSP 157-2 is not expected to have a material impact on consolidated financial statements of the Company.

E.	Marketable Securities

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, marketable securities consisted of the following, in thousands:

	December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
State and municipal obligations	$23,858	$8	$(19)	$23,847
Federal agency obligations	7,470	111	—	7,581

Total	$31,328	$119	$(19)	$31,428

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Commercial paper	$6,698	$2	$(5)	$6,695
Certificates of deposit	9,500	27	(3)	9,524

Total	$16,198	$29	$(8)	$16,219

Available for sale securities are recorded at fair value of $31.4 million as of December 31, 2008, and held to maturity securities are recorded at amortized cost of $16.2 million, resulting in total marketable securities of $47.6 million.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

	December 31,	December 31,
	2008	2007

Due within one year	$13,332	$14,216
Due between one to five years	2,891	8,837
Due between five to ten years	2,000	—
Due after 10 years	13,205	22,300

Total	$31,428	$45,353

F.	Property and Equipment

Major classes of property and equipment consist of the following:

	Depreciation/
	Amortization	December 31,
	Period	2008	2007
	(Years)	(In thousands)

Equipment, primarily computers, and software	3-5	$4,943	$4,614
Equipment under capital lease obligations	3-5	2,627	2,627
Furniture and other	3-7	890	793

		8,460	8,034
Less accumulated depreciation and amortization		7,495	6,848

		$965	$1,186

Depreciation and amortization expense of these assets totaled $0.7 million, $0.7 million and $0.8 million for 2008, 2007 and 2006, respectively.

G.	Goodwill, Acquired or Developed Software and Other Intangible Assets

Major classes of intangible assets consist of the following:

		December 31,
		2008			2007
	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Years)	(In thousands)

Goodwill		$—	—	$—	$27,313	—	$27,313

Acquired software	7	$16,000	$(10,195)	$5,805	$16,000	$(7,992)	$8,008

Trademarks	15	$1,900	$(644)	$1,256	$1,900	$(517)	$1,383
Non-compete agreements	5	1,500	(1,500)	—	1,500	(1,225)	275

		$3,400	$(2,144)	$1,256	$3,400	$(1,742)	$1,658

Amortization expense of the identifiable intangible assets totaled $2.6 million in 2008 and $2.4 million for each of 2007 and 2006. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and non-compete agreements is included in depreciation and amortization expense.

In the fourth quarter of 2008, the Company incurred $27.5 million of impairment charges, of which $27.3 million related to goodwill and $0.2 million related to purchased software. The goodwill charge was

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily a result of the sustained decline in the market value of the Company’s equity during the fourth quarter of 2008.

The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Acquired software	$2,286	$2,122	$329	$328	$329	$411	$5,805
Trademarks	126	127	126	127	127	623	1,256

Total	$2,412	$2,249	$455	$455	$456	$1,034	$7,061

During the quarter ended March 31, 2007, the Company acquired certain ownership rights to a practice management software application for $2.3 million. The Company now markets this product as AMICAS Financials. AMICAS Financials became commercially available in April 2008, at which point amortization of the costs began over the estimated life of approximately seven years, which is reflected in the cost of software license and systems revenue. The Company did not capitalize any internal costs prior to commercial availability because such amounts were immaterial.

H.	Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Accounts payable	$1,675	$3,645
Accrued expenses	1,661	2,331
Income taxes payable	—	157
Sales tax payable	820	961

Total	$4,156	$7,094

I.	Commitments and Contingencies

The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2013.

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2008:

Year	Operating
(In thousands)

2009	$991
2010	876
2011	883
2012	893
2013	29

Total	$3,672

Certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2008, 2007 and 2006 under all lease agreements totaled $1.3 million, $1.3 million, and $1.2 million, respectively. The lease in the Company’s corporate headquarters in Boston, Massachusetts expires in January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the 5 year

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease term. The lease in the Daytona Beach, Florida location expires in April 2009. In February 2009, the Company extended the Daytona Beach, Florida lease through April 2012, with a monthly cost of $25,500, commencing in May 2009. The monthly rent increases by $1,000 per month in the second year and an additional $500 per month in the third year. These payments are not reflected in the commitments above.

In connection with the Company’s employee savings plans, the Company has committed, for the 2009 plan year, to contribute to the plans. The matching contribution for 2009 is estimated to be approximately $0.6 million and will be made in cash.

As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

Legal Proceedings

From time to time, in the normal course of business, the Company is involved with disputes and there are various claims made against the Company. Except for the proceedings described below, these are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.

Litigation Related to the Offer and Merger.  On March 11, 2009, a putative shareholder class action lawsuit was filed against Emageon Inc., members of the Emageon Board of Directors and AMICAS, Inc. in the Superior Court Department, Suffolk Country, Massachusetts. The action, styled Fishman v. Williamson, et al., alleges, among other things, that the members of the Emageon Board of Directors violated their fiduciary duties by failing to maximize value for Emageon’s shareholders when negotiating and entering into the Merger Agreement. The complaint alleges that AMICAS aided and abetted those purported breaches. Plaintiff seeks, among other things, to enjoin the acquisition of Emageon by AMICAS or, in the alternative, to rescind the acquisition should it occur before the lawsuit is resolved.

AMICAS believes that the allegations of the plaintiff’s complaint are entirely without merit, and the parties intend to vigorously defend this actions. AMICAS does not expect this lawsuit to have an impact on the completion of the Offer and the Merger, however, even a meritless lawsuit may carry with it the potential to delay consummation of the transactions contemplated by the Merger Agreement. AMICAS has not yet determined if this lawsuit is material and the outcome is not estimable at this time.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	Stockholders’ Equity

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

Employee Savings Plans

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In 2008, 2007 and 2006, the Company authorized matching contributions of $0.6 million, $0.6 million and $0.5 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation. The matching contributions were paid in cash. Employees become fully vested with respect to Company contributions after three years of service.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participating employees may now defer up to 50% of their pre-tax compensation but not more than $16,500 per calendar year.

Employee Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2007, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. In 2006 a total of 115,681 shares were issued under the Company’s employee stock purchase plan. In August 2007, the Employee Stock Purchase Plan resumed, and the Company issued approximately 74,246 shares at the conclusion of the offering period in January 2008. In August 2008, the Company issued 52,550 shares related to the offering period ended July 2008. In February 2009, the Company issued approximately 84,500 shares for the offering period ended January 2009.

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

The 2006 Stock Incentive Plan (the “2006 Plan”) has 8.0 million shares of common stock of the Company reserved for incentive stock option grants, nonqualified option grants, stock appreciation right grants, restricted stock, restricted stock units or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. In June 2007, 750,000 shares of common stock were approved for issuance to the Employee Stock Purchase Plan and allocated from the 2006 Stock Incentive Plan at the annual meeting of the Company’s stockholders. At December 31, 2008, there were 3.7 million shares available for grant under the 2006 Plan and options to purchase 3.5 million shares outstanding.

The 2000 Broad Based Stock Plan (the “2000 Plan”) has been terminated and there are no shares available for issuance. In accordance with the provisions of the 2000 Plan, the option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights that have been granted under the 2000 Plan generally vest over a three- to six-year period and will expire ten years from the date of grant. At December 31, 2008, there were options to purchase approximately 3.6 million shares outstanding under the 2000 Plan.

The 1996 Stock Option Plan (the “1996 Plan”), has been terminated and there are no shares available for issuance. Grants under this plan have been classified as incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs was not less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options could be granted to directors and consultants. Options generally vest ratably over a three to four-year period and will expire ten years from the date of grant. At December 31, 2008, there were options to purchase 1.1 million shares outstanding under the 1996 Plan.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees were granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan was not less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan. At December 31, 2008, there were options to purchase approximately 86,100 shares outstanding under the LOSSO Plan.

The Directors Stock Option Plan (the “Director Plan”), terminated on September 9, 2007. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. Options for directors are granted from the 2006 Stock Incentive Plan. At December 31, 2008, there were no shares available for grant under the Director Plan and options to purchase approximately 140,000 shares outstanding.

Share-Based Payment

The Company adopted SFAS No. 123 (Revised 2004), “Share — Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of December 31, 2005, the date on which the Company adopted SFAS 123R is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to the adoption of SFAS 123R.

Under the provisions of SFAS 123R the Company has recorded the following amounts of stock-based compensation expense in its consolidated statements of operations for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006:

	2008	2007	2006
	(In thousands)	(In thousands)	(In thousands)

Cost of revenues: maintenance and service	$138	$106	$54
Research and development	413	266	196
Selling, general and administrative	973	1,506	1,513

Total share-based compensation expense	$1,524	$1,878	$1,763

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation after the adoption of SFAS 123R. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006 the Company used the following assumptions:

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007		Year Ended December 31, 2006
		Stock	Stock	Stock	Stock	Stock
	Stock Option	Purchase	Option	Purchase	Option	Purchase
	Plan	Plan	Plan	Plan	Plan	Plan

Average risk-free interest rate	2.19%	1.88%	4.69%	4.47%	4.82%	4.47%
Expected dividend yield	—	—	—	—	—	—
Expected stock price volatility	43.6% - 51.4%	47.9%	44.2% - 45.1%	41.7%	41.7%	41.7%
Weighted-average expected life (in years)	5.9	0.5	5.4	0.5	4.9	0.5
Weighted-average fair value	$0.96	$0.91	$1.41	$1.06	$1.56	$1.42

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.

Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 5.3%, 3.9% and 2.2% for its options at December 31, 2008, December 31, 2007 and December 31, 2006, respectively. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.

The unamortized fair value of stock options as of December 31, 2008 was $2.8 million which is expected to be recognized over the weighted average remaining period of 2.3 years.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

				Weighted
				Average
	Shares		Weighted	Remaining	Aggregate
	Available for		Average	Contractual	Intrinsic
	Grant	Shares	Exercise Price	Term	Value(1)
				(Years)

Outstanding at December 31, 2006	8,519	6,681	$3.32	5.97	$2,427

Granted		1,160	2.99
Exercised		(204)	2.03		298
Forfeited		(590)	3.69

Outstanding at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519

Granted		2,410	2.06
Exercised		(17)	1.78		298
Forfeited		(1,131)	3.61

Outstanding at December 31, 2008	3,720	8,309	$2.88	5.03	$1,519

Options exercisable at December 31, 2006		4,368	$3.16	4.64	$2,362

Options exercisable at December 31, 2007		5,078	$3.28	3.82	$1,517

Options exercisable at December 31, 2008		5,161	$3.20	3.77	$80

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2008 and the exercise price of the underlying options.

Warrants

There were no outstanding warrants as of December 31, 2008.

Restricted Stock

As of December 31, 2008, an aggregate of 91,934 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the twelve months ended December 31, 2008 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.

During the year ended December 31, 2008, the Company expensed $89,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at December 31, 2008 was $61,000.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock activity and related information for the fiscal years ended December 31, 2007 and December 31, 2008 is as follows:

	Shares of	Weighted Average
	Restricted	Grant Date Fair
	Stock	Value

Restricted at December 31, 2007	25,985	$3.23
Granted	36,269	2.79
Unrestricted	(25,985)	3.23

Restricted at December 31, 2008	36,269	$2.79

Granted	91,934
Unrestricted	55,665

K.	Income Taxes

For 2008, the Company recorded an income tax provision of $158,000 from continuing operations. For 2007, the Company recorded an income tax provision of $209,000 from continuing operations. For 2006, the Company recorded an income tax provision from continuing operations of $84,000 and a benefit of $230,000 related to discontinued operations. For 2006 the Company recorded $400,000 of income tax benefit to additional paid-in capital in connection with net operating loss carry forwards attributed to the exercise of employee stock options.

The components of the income tax provision are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Income tax (benefit) provision from continuing operations
Current federal	$—	$15	$—
Current state	158	194	84

Total current (benefit) provision	158	209	84
Deferred federal	(1,907)	489	1112
Deferred state	(525)	(249)	1175
Valuation allowance	2432	(240)	(2,287)

Total deferred (benefit) provision	—	—	—

Total income tax provision from continuing operations	$158	$209	$84

Income tax expense attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	December 31,
	2008	2007	2006

Benefit computed at statutory rates	$(10,469)	$(228)	$(410)
State taxes, net of federal benefit	(239)	(36)	818
Permanent differences	374	271	164
Goodwill impairment	8,035	—	—
Change in valuation allowances and other	2,457	202	(488)

Total income tax expense	$158	$209	$84

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$63	$92
Goodwill amortization	2,174	910
Accrued expenses	654	562
Net operating loss and credit carry forwards	22,837	22,166
Credit carry forwards	3,362	3,349
Share-based payment	1,326	1,076
Difference between book and tax bases of property and equipment	571	549

	30,987	28,704
Less valuation allowance	28,193	25,761

	2,794	2,943

Deferred income tax liabilities:
Acquired/developed software	2,297	2,281
Other intangible assets	497	662

	2,794	2,943

Net deferred income tax asset	$—	$—

Management has assessed the recovery of the Company’s net deferred tax assets of $31 million and as a result of this assessment, recorded a full valuation allowance as of December 31, 2008 and 2007. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely that not that the deferred tax asset will not be realized.

As of December 31, 2008, the Company has net operating loss carry forwards of approximately $62.3 million and tax credit carry forwards of $3.4 million, which expire at various dates through 2027. The net operating loss carry forwards of $62.3 million include approximately $1.5 million of deductions related to the exercise of stock options subsequent to the adoption of FAS 123(R). This amount represents an excess tax benefit as defined under 123(R) and has not been included in the gross deferred tax asset reflected for net operating losses.

Included in the $62.3 million of net operating loss carry forwards is approximately $18.1 million of operating losses related to the AMICAS acquisition that are subject to certain limitations. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance that pertains to the acquired companies’ tax attributes is generally recorded to reduce income tax expense. Also included in the $62.3 million is $12.6 million of net operating loss carry forwards related to the Datamedic acquisition and is subject to a limitation of $1.3 million per year. The benefit related to the utilization of these operating losses will be credited to the income statement. There are approximately $29.9 million of net operating loss related to stock option benefits that are unlimited and will be credited to equity when utilized and the remaining amount of $1.7 million will be credited to the income statement upon utilization.

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. Upon adoption of FIN 48, unrecognized tax benefits previously classified as a current liability were classified as a long-term liability.

As of January 1, 2007, the Company provided a liability of $1,112,500 of unrecognized tax benefits related to various state income tax matters. There has been no adjustment to this amount other than accrued interest and penalties.

If recognized, the entire unrecognized tax benefit would impact the Company’s effective tax rate. The Company expects that the amounts of unrecognized tax benefits could decrease by approximately $1.1 million if the statute of limitations were to expire during 2009. However, to the extent the taxing authorities were to examine the Company, the unrecognized tax benefit would likely remain unchanged. The tax years 1997 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2008, the Company had accrued $162,500 of interest and penalties related to uncertain tax positions. As of December 31, 2008, the total amount of accrued interest and penalties is $265,991. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

L.	Quarterly Results of Operations (Unaudited)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

YEAR ENDED DECEMBER 31, 2008
Maintenance and service revenues	$9,753	$10,552	$9,616	$9,965	$39,886
Software license and system sales	3,035	3,023	2,682	1,727	10,467

Total revenues	12,788	13,575	12,298	11,692	50,353
Cost of maintenance and services	4,269	4,692	4,579	4,139	17.679
Cost of software license and system sales	2,211	1,731	1,638	1,420	7,000
Selling, general and administrative	5,002	5,282	4,880	5,348	20,512
Research and development	2,195	2,195	2,124	2,143	8,657
Depreciation and amortization	275	277	283	249	1,084
Impairment(a)	—	—	—	27,490	27,490

Operating loss	(1,164)	(602)	(1,206)	(29,097)	(32,069)
Interest income	789	572	420	406	2,187
Loss on sale of investments	(31)	—	—	—	(31)

Loss before tax	(406)	(30)	(786)	(28,691)	(29,913)
Provision for income tax	61	67	23	7	158

Net loss	(467)	(97)	(809)	(28,698)	(30,071)

Weighted average number of shares outstanding
Basic	43,628	40,740	36,004	35,329	38,842
Diluted	43,628	40,740	36,004	35,329	38,842
Loss per share — basic	$(0.01)	$(0.00)	$(0.02)	$(0.81)	$(0.77)
Loss per share — diluted	$(0.01)	$(0.00)	$(0.02)	$(0.81)	$(0.77)

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

YEAR ENDED DECEMBER 31, 2007
Maintenance and service revenues	$9,208	$9,583	$9,739	$9,645	$38,175
Software license and system sales	3,225	2,919	3,562	2,007	11,713

Total revenues	12,433	12,502	13,301	11,652	49,888
Cost of maintenance and services	3,992	4,194	4,149	4,134	16,469
Cost of software license and system sales	1,519	1,670	1,971	1,326	6,486
Selling, general and administrative	5,377	5,480	5,290	5,662	21,809
Research and development	2,022	2,278	2,112	2,115	8,527
Depreciation and amortization	272	264	300	284	1,120

Operating loss	(749)	(1,384)	(521)	(1,869)	(4,523)
Interest income	957	930	992	991	3,870

Income (loss) before tax	208	(454)	471	(878)	(653)
Provision for income tax	62	26	97	24	209

Net income (loss)	146	(480)	374	(902)	(862)

Weighted average number of shares outstanding
Basic	44,549	44,568	44,762	44,746	44,657
Diluted	45,360	44,568	45,663	44,746	44,657
Earnings (loss) per share — basic	$0.00	$(0.01)	$0.01	$(0.02)	$(0.02)

Earnings (loss) per share — diluted	$0.00	$(0.01)	$0.01	$(0.02)	$(0.02)

(a)	In the quarter ended December 31, 2008, the Company recognized a charge of $27.3 million relating to the impairment of goodwill. See Note C to the Consolidated Financial Statements.

M.	Supplemental Disclosure of Cash Flow and Noncash Activities

The Company made cash payments for income taxes of $0.1 million, $0.9 million, and $0.8 million in 2008, 2007 and 2006, respectively.

In 2008, 2007 and 2006, the Company authorized contributions of $0.6 million, $0.6 million and $0.5 million in cash to the employee 401(k) savings plan, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2009.

AMICAS, Inc.

By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer

Signature	Title	Date

/s/ STEPHEN N. KAHANE M.D., M.S. Stephen N. Kahane M.D., M.S.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ KEVIN C. BURNS Kevin C. Burns	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ STEPHEN J. DENELSKY Stephen J. Denelsky	Director	March 12, 2009

/s/ JOSEPH D. HILL Joseph D. Hill	Director	March 12, 2009

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Director	March 12, 2009

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 12, 2009

/s/ JOHN J. SVIOKLA John J. Sviokla	Director	March 12, 2009