Form 10-Q
period 2009-03-31
AMICAS, Inc.
filed 2009-05-11
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 8, 2009 there were 35,215,581 shares of the registrant’s common stock, $.001 par value, outstanding.

AMICAS, Inc.
Form 10-Q
For further information, refer to the AMICAS, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.
AMICAS, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS Documents, AMICAS Dashboards, AMICAS Watch, AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo Viewer, and Cashfinder Worklist are trademarks, service marks or registered trademarks and service marks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$44,076	$7,366
Marketable securities	12,502	47,627
Accounts receivable, net of allowances of $45 and $158, respectively	9,654	10,224
Prepaid expenses and other current assets	2,671	2,261

Total current assets	68,903	67,478

Property and equipment, less accumulated depreciation and amortization of $7,649 and $7,495 respectively	863	965
Acquired/developed software, less accumulated amortization of $10,766 and $10,195 respectively	5,233	5,805
Other intangible assets, less accumulated amortization of $676 and $2,144, respectively	1,224	1,256
Other assets	1,747	1,594

Total Assets	$77,970	$77,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,375	$4,156
Accrued employee compensation and benefits	1,252	1,611
Deferred revenue	15,551	14,657

Total current liabilities	21,178	20,424

Unrecognized tax benefits	1,406	1,379
Deferred revenue long term portion	930	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,558,435 and 51,473,965 issued, respectively	51	51
Additional paid-in capital	231,477	230,905
Accumulated other comprehensive (loss) income	(2)	100
Accumulated deficit	(129,717)	(128,549)
Treasury stock, at cost, 16,357,854 and 16,270,088 shares, respectively	(47,353)	(47,212)

Total stockholders’ equity	54,456	55,295

Total Liabilities and Stockholders’ Equity	$77,970	$77,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data and footnotes)

	Three Months Ended
	March 31,
	2009	2008

Revenues
Maintenance and services	$9,962	$9,753
Software licenses and system sales	1,309	3,035

Total revenues	$11,271	12,788

Costs and expenses
Cost of revenues:
Maintenance and services (a)	$4,232	4,269
Software licenses and system sales, including amortization of software costs of $571 and $489, respectively	1,060	2,211
Selling, general and administrative (b)	4,521	5,002
Research and development (c)	2,286	2,195
Depreciation and amortization	185	275
Acquisition related and integration costs	549	—

	12,833	13,952

Operating loss	(1,562)	(1,164)
Interest income	447	789
Loss on sale of investments	—	(31)

Loss before provision for income taxes	(1,115)	(406)
Provision for income taxes	53	61

Net loss	$(1,168)	$(467)

Loss per share
Basic:	$(0.03)	$(0.01)

Diluted:	$(0.03)	$(0.01)

Weighted average number of shares outstanding
Basic	35,195	43,628
Diluted	35,195	43,628

(a)	includes $39,000 and $37,000 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively

(b)	includes $314,000 and $284,000 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively

(c)	includes $104,000 and $112,000 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net loss	(1,168)	$(467)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	185	275
Provisions for bad debts	(73)	55
Amortization of software development costs	571	489
Non-cash stock compensation expense	457	433
Changes in operating assets and liabilities:
Accounts receivable	642	(489)
Prepaid expenses and other current assets	(561)	532
Accounts payable and accrued expenses	(140)	(306)
Deferred revenue including unearned discount	1,824	454
Unrecognized tax benefits	27	25

Cash provided by operating activities	1,764	1,001

Investing activities
Purchases of property and equipment	(51)	(304)
Purchases of held-to-maturity securities	(8,403)	(124,084)
Maturities of held-to-maturity securities	27,595	113,799
Purchases of available-for-sale securities	(20,363)	(1,500)
Sales of available-for-sale securities	36,193	20,031

Cash provided by investing activities	34,971	7,942

Financing activities
Repurchase of common stock	(141)	(4,593)
Exercise of stock options	116	181

Cash used in financing activities	(25)	(4,412)

Increase in cash and cash equivalents	36,710	4,531
Cash and cash equivalents at beginning of period	7,366	8,536

Cash and cash equivalents at end of period	$44,076	$13,067

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$—	$115
Non-cash investing activity:
Unrealized gain (loss) on available-for-sale securities	$(102)	$120
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
On April 2, 2009 the Company completed the acquisition of Emageon Inc., a provider of technology solutions for hospitals and healthcare networks. Under the terms of the merger agreement, AMICAS acquired all of the outstanding shares of Emageon, Inc. common stock for $1.82 per share in cash, for a total of approximately $39.0 million. The Company is currently determining the final allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date.
B. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
          The Company reviews all contracts that are offered outside of its standard payment terms. The Company reviews customer credit history to determine probability of collection and it does not have a history of granting post contract concessions. When there is a history of successfully collecting payments from a customer without making post contract concessions, revenue is recognized upon delivery. In instances where there is not an established payment history and/or if the payment terms are in excess of twelve months revenue is recognized as payments become due and payable License and service arrangements generally do not require significant customization or modification of software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to software products’ source code or where there are acceptance criteria or milestone payments, recognition of software license revenue is deferred. In instances where it is determined that services are essential to the functionality, service revenues and software license and systems revenues are recognized according to SOP 81-1 using the percentage of completion method.
          Most of the Company’s sales and licensing contracts involve multiple elements, in which case the total value of the customer arrangement is allocated to each element based on the vendor specific objective evidence, or VSOE, of its fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services), but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. Contracts and arrangements with customers generally do not include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. However, if an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period.
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
          Marketable debt securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments classified as available-for-sale are reported at fair value with unrealized gains and losses reported as other comprehensive income. Marketable debt securities consist of available-for-sale investments that may be sold in the current period or used in current operations.
     As of March 31, 2009, marketable securities consisted of the following, in thousands:

	March 31, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Certificates of deposit	$3,000	$12	$—	$3,012
Commercial paper	1,500	—	—	1,500
State and municipal obligations	8,004	8	(22)	7,990

Total	$12,504	$20	$(22)	$12,502

     Available-for-sale securities are recorded at fair value of $12.5 million as of March 31, 2009.
The contractual maturities of our available-for-sale securities are as follows:

March 31,
2009
Contractual maturities of available-for-sale securities
Due within one year	$9,002
Due between one to five years	—
Due between five to ten years	—
Due after 10 years	3,500

Total	$12,502

Concentrations of credit risk and major customers
          At March 31, 2009 one customer accounted for 13.5% of accounts receivable. No customer accounted for 10% or more of total revenue during the three months ended March 31, 2009.
Share-Based Payments
          The Company follows the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Under the provisions of SFAS 123R, the Company recorded $457,000 and $433,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008, respectively.
          For the three months ended March 31, 2009 and March 31, 2008, the Company used the following assumptions:

	Stock Option Plan
	Three Months Ended
	March 31, 2009	March 31, 2008

Average risk-free interest rate	1.77%	2.82%
Expected dividend yield	—	—
Expected stock price volatility	51.0% - 51.8%	43.7% - 44.9%
Weighted average expected life (in years)	5.4	6.0
Weighted average fair value	$1.10	$1.22
          During the three months ended March 31, 2009 and March 31, 2008, the weighted average fair value of the shares subject to purchase under the Company employee stock purchase plan was $0.67 and $0.96 per share, respectively, using the following assumptions:

	Stock Purchase Plan
	Three months ended March 31
	2009	2008

Average risk-free interest rate	0.39%	4.47%
Expected dividend yield	—	—
Expected stock price volatility	81.1%	43.6%
Weighted average expected life (in years)	0.5	0.5
Weighted average fair value	$0.67	$0.96
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
          Based on historical experience of unvested option cancellations, the Company has assumed an annualized forfeiture rate of 6.7% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
          The unamortized fair value of stock options as of March 31, 2009 and March 31, 2008 was $2.9 million and $3.3 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.3 and 2.6 years, respectively.

     The following table summarizes activity under all of the Company’s stock option plans for the three months ended March 31, 2009 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2008	3,720	8,309	$2.88	5.03	$1,519
Options granted	(684)	684	1.68
Options exercised	—
Options cancelled/forfeited	2	(7)	5.59

Balance at March 31, 2009	3,038	8,986	2.79	5.72	$979

Exercisable, March 31, 2009		5,509	$3.16	3.82	$221

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference, if any, between the closing market value of the Company’s common stock on March 31, 2009 and the exercise price of the underlying options.
Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of stock that may be issued upon the exercise of outstanding options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Numerator — (loss) income:
Net (loss) income	$(1,168)	$(467)

Denominator:
Basic weighted average shares outstanding	35,195	43,628
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	35,195	43,628

Basic earnings per share:	$(0.03)	$(0.01)

Diluted earnings per share:	$(0.03)	$(0.01)

          Stock options to purchase approximately 7.7 million shares, and 4.7 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 and March 31, 2008, respectively, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income (Loss)
          Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 consists of net income (loss) and net unrealized gains (losses) on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(1,168)	$(467)
Net unrealized gain (loss) on marketable securities	(102)	120

Total comprehensive loss	$(1,270)	$(347)

C. Equity Transactions
Restricted Stock
          As of March 31, 2009, an aggregate of 91,934 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant or the date on which the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight-line basis over the service period. Approximately $16,000 is expected to be recognized over the remaining weighted-average amortization period of three months when the restrictions lapse.
          During the quarter ended March 31, 2009, the Company recognized $26,000 in stock-based compensation expense related to unvested restricted stock which is included in general and administrative expense in the accompanying consolidated statement of operations. The intrinsic value of the restricted stock outstanding at March 31, 2009 was $74,000.
          A summary of the Company’s restricted stock activity and related information for the quarter ended March 31, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2008	36,269	$2.79
Granted	—	—
Unrestricted	(5,300)	2.83

Restricted at March 31, 2009	30,969	$2.79

Repurchase of Common Stock
          On November 3, 2008, the Company’s Board of Directors approved the Company’s repurchase of shares of common stock having an aggregate value of up to $5 million. As of March 31, 2009, AMICAS has repurchased 280,903 shares of stock under a Rule 10b5-1 trading plan.
D. Commitments and Contingencies
Commitments
          The Company leases office and research facilities and other equipment under various agreements that expire in 2009, 2010, 2012 and 2013.

          Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)

2009	$983
2010	1,190
2011	1,205
2012	1,001
2013	30
Thereafter	—

Total	$4,409

          The Company leases 27,081 square feet of space for its corporate headquarters in Boston, Massachusetts. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years. The lease will expire on January 11, 2013.
          The Company also leases 35,655 square feet of space in Daytona Beach, Florida. In February 2009, the Company extended the Daytona Beach, Florida lease through April 2012, at a monthly cost of $25,500, commencing in May 2009. The monthly rent increases by $1,000 per month in the second year and an additional $500 per month in the third year.
Employee Savings Plan
          In connection with the Company’s employee savings plans, the Company has committed, for the 2009 plan year, to contribute to such plans. The matching contribution for 2009 is estimated to be approximately $0.6 million and will be made in cash.
Contingencies
          From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
          As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy enables it to recover a portion of any amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.
          The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain copyright, or trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.
E. Income Tax
     Provision
          In the three months ended March 31, 2009, the Company recorded an income tax provision of $53,000 as compared to an income tax provision of $61,000 in the three months ended March 31, 2008. The income tax provisions for the three months ended March 31, 2009 and March 31, 2008 are primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”.
     Uncertain tax positions
          As of January 1, 2008, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. The reserve has not changed for the quarter ended March 31, 2009. If recognized, the entire unrecognized tax benefit would impact the Company’s effective tax rate. The Company expects that the amounts of unrecognized tax benefits could decrease by approximately $1.1 million if the statute of limitations were to expire during 2009. However, to the extent the taxing authorities were to examine the Company, the unrecognized tax benefit would likely remain unchanged. The tax years 1997 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2008, the Company had accrued $162,500 of interest and penalties related to uncertain tax positions. As of March 31, 2009, the total amount of accrued interest and penalties is $293,248. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
          In 2007, the Company paid $2.3 million to acquire certain ownership rights to a practice management software application that the Company now markets as AMICAS Financials. AMICAS Financials became commercially available in April 2008, at which point the Company began amortization of this capitalized cost over the estimated life of approximately seven years. The Company did not capitalize any internal costs prior to commercial availability as such amounts were immaterial.
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

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$44,076	$—	$—	$44,076
Certificates of deposit	3,012	—	—	3,012
Commercial paper	1,500	—	—	1,500
State and municipal obligations	—	7,990	—	7,990

Total	$48,588	$7,990	$—	$56,578

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material impact on the consolidated financial statements of the Company.
I. Acquisition of Emageon
          On April 2, 2009 the Company completed the acquisition of Emageon Inc. AMICAS acquired 88% of the outstanding shares of Emageon Inc. via tender offer, another 2% of the shares were acquired via exercise by the Company of its “top-up” option, and the acquisition was then completed via statutory short-form merger. AMICAS’ acquisition of Emageon will create a leading healthcare IT vendor, with more than 1,000 customers, that offers one of the most comprehensive image and information management solutions on the market. The combined solution suite will include radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities. We are currently determining the allocation of the purchase price based on the estimated fair values of assets and liabilities as of the acquisition date. In connection with the acquisition, the Company incurred $0.5 million in costs included in general and administrative expenses which are identified separately in our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2009.
I. Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company did not elect to use the fair value option for any of its financial instruments. Therefore, the adoption of SFAS 159 did not did not have a significant impact on the Company’s financial statements.
          In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have a material impact on the Company’s accounting for its acquisition of Emageon.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changed the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised requirements, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The application of SFAS No. 160 did not have a significant impact on the Company’s financial statements.

          On January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141-R and other U.S. generally accepted accounting principles. The application of FSP FAS 142-3 did not have a significant impact on the Company’s financial statements.
          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.
          In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on the calculation of EPS for the quarter ended March 31, 2009 or any prior quarters.

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
          We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q, and in Part I Item 1A , Risk Factors, of our Annual Report on Form 10-K. These are important factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should understand that the discussion in Part II, Item 1A does not include all potential risks or uncertainties.
Overview
          AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”) is a leader in radiology and medical image and information management solutions. The AMICAS One SuiteTM products provide a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospital customers are provided a comprehensive hospital information system (“HIS”), radiology information system (“RIS”), independent picture archiving communication system (“PACS”), featuring advanced enterprise workflow support and scalable design. Complementing the One Suite product family is AMICAS professional services, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise.
          We are focused in two primary markets, ambulatory imaging businesses and acute care facilities. The ambulatory imaging business is composed of radiology groups, teleradiology businesses, imaging centers, multi-specialty groups and billing services. Acute care facilities consist primarily of integrated delivery networks (“IDNs”) and hospitals. In the ambulatory imaging market, we are focused on delivering an end-to-end solution. Our revenues in this market consist of software license fees and systems, services, maintenance, and Electronic Data Interchange (“EDI”) revenues. The end-to-end solution is modular and customers can purchase one component or several and add enhancements over time. We believe radiology groups need an automation solution focused on improving their competitiveness, service delivery capabilities, and operating financial performance.

          In fiscal year 2008 and the first quarter of 2009, we saw a trend towards large multi-site customers in the ambulatory market. This trend has also prompted a shift from payment of the license fee in advance to multi-year payment arrangements where payments occur ratably over time. We believe that this shift is due to the need for radiology groups to reduce the up front capital needs typically required in a traditional software sale. We believe this trend had a negative impact on our revenues as a result of the need to recognize the revenue over extended periods. Software discounts have remained relatively constant during the first quarter of 2009; however, continued economic uncertainty could impact both the level of discounts as well as delay capital purchasing decisions. Revenues in the acute care market consist primarily of software and the associated maintenance and services. We believe the acute care market continues to be driven by the replacement market for existing PACS systems, especially to reduce total cost of ownership and reduce overhead costs. We believe the replacement market represents an attractive opportunity for our solution to improve return on investment and lower costs. However, continued economic uncertainty could cause potential customers to delay or eliminate replacement initiatives and the related capital expenditures when they have an existing system.
          On April 2, 2009 we completed the acquisition of Emageon Inc., a leading provider of technology solutions for hospitals and healthcare networks. Under the terms of the merger agreement, AMICAS acquired all of the outstanding shares of Emageon Inc. common stock for $1.82 per share in cash, for a total of approximately $39.0 million. The Company is currently determining the final allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date.
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
•	Revenue Recognition

•	Accounts Receivable

•	Long-lived Assets

•	Goodwill Assets and Business Combinations

•	Income Taxes

•	Share-Based Payment

•	Fair Value
          These policies are unchanged from those used to prepare the annual consolidated financial statements for the year ended December 31, 2008. We discuss our critical accounting policies under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not have a significant impact our consolidated financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will have a material impact on our accounting for the acquisition of Emageon, Inc.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for noncontrolling (minority) interests in subsidiaries and for deconsolidation of a subsidiary. Under the revised requirements, the noncontrolling interest will be shown in the balance sheet as a separate line in equity instead of as a liability. In the income statement, separate totals will be shown for consolidated net income including noncontrolling interest, noncontrolling interest as a deduction, and consolidated net income attributable to the controlling interest. In addition, changes in ownership interests in a subsidiary that do not result in deconsolidation are equity transactions if a controlling financial interest is retained. If a subsidiary is deconsolidated, the parent company will now recognize gain or loss to net income based on fair value of the noncontrolling equity at that date. The application of SFAS No. 160 did not have a significant impact on the our financial statements
          On January 1, 2009, we adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset SFAS 141-R and other U.S. generally accepted accounting principles. The application of FSP FAS 142-3 did not have a significant impact on our financial statements.
          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on our financial statements.

          In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have an impact on the calculation of EPS for the quarter ended March 31, 2009 or any prior quarters.

Results of Continuing Operations
Revenues

	Three Months Ended March 31,
	2009	Change	Change (%)	2008
	(dollars in thousands)
Maintenance and services	$9,962	$209	2.1%	$9,753
Percentage of total revenues	88.4%			76.3%

Software licenses and system sales	$1,309	$(1,726)	(56.9)%	$3,035
Percentage of total revenues	11.6%			23.7%

Total revenues	$11,271	$(1,517)	(11.9)%	$12,788

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
          Maintenance and services revenues grew 2.1% or $0.2 million in the first quarter of 2009 as compared to the first quarter of 2008. The components of the change are as follows:
•	Software and hardware maintenance revenues increased approximately $0.3 million in the first quarter of 2009 as compared to the first quarter of 2008. The increase was primarily a result of the increase in the size of our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product upgrades and new and innovative features.

•	EDI revenues remained flat in the first quarter of 2009 as compared to the first quarter of 2008. EDI revenues were flat as volumes from customers for these services remained relatively constant.

•	Service revenues decreased slightly by approximately $0.1 million in the first quarter of 2009 as compared to the first quarter of 2008. Service revenues decreased slightly due primarily to timing of revenue recognition.
Software license and systems revenues
          Software license and system revenues decreased 56.9% or $1.7 million in the first quarter of 2009 as compared to the first quarter of 2008.
          The decrease in software license and systems revenues is primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue, and the effect of a large third party hardware sale in the first quarter of 2008. Software license and systems revenues are highly dependent on our product mix, such as large third party purchases or significant software license volumes to our customers, the level of software discounts, and software revenue recognition policies under generally accepted accounting principles, which can delay revenue recognition.
          We believe our customers and potential customers continue to look for automation solutions as they try to grow their businesses. Underlying this trend is the public demand for non-invasive diagnostic procedures and a public interest in health and fitness which we believe will continue to drive growth in the imaging industry. We believe these trends support our end-to-end strategy and are consistent with our goal to approach the market with our AMICAS One Suite product. However we believe that there will continue to be intense competition in this market.
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
Cost of revenues

	Three Months Ended March 31,
	2009	Change	Change (%)	2008
	(dollars in thousands)
Maintenance and services	$4,232	$(37)	(0.9)%	$4,269
Percentage of maintenance and services revenues	42.5%			43.8%

Software licenses and hardware sales	$1,060	$(1,151)	(52.1)%	$2,211
Percentage of software licenses and hardware sales	81.0%			72.9%

Total cost of revenues	$5,292	$(1,188)	(18.3)%	$6,480

Cost of maintenance and services revenues
          Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third- party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support. Cost of maintenance and services revenue remained relatively flat at approximately $4.2 million for the three months ended March 31, 2009 as compared to $4.3 million for the same period in 2008. Margins for cost of maintenance and services revenues were consistent with the prior year as revenues increased only slightly in the first quarter of 2009.
Cost of software license and hardware revenues
          Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software, and amortization of software product costs. Total cost of software licenses and hardware sales decreased from

$2.2 million for the three months ended March 31, 2008 to $1.1 million for the same period in 2009. The decrease of $1.2 million is primarily attributable to a decrease in expenses associated with the sales of hardware.
Operating expenses

	Three Months Ended March 31,
	2009	Change	Change (%)	2008
	(dollars in thousands)
Selling, general and administrative	$4,521	$(481)	(9.6)%	$5,002
Percentage of total revenues	40.1%			39.1%

Research and development	$2,286	$91	4.1%	$2,195
Percentage of total revenues	20.3%			17.2%

Depreciation and amortization	$185	$(90)	(32.7)%	$275

Percentage of total revenues	1.6%			2.2%

Acquisition related and integration costs	$549	$549	—%	$—
Percentage of total revenues	4.9%			—%

Selling, general and administrative
          Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses. Selling, general and administrative expenses decreased from $5.0 million for the three months ended March 31, 2008 to $4.5 million for the same period in 2009. This reduction is primarily the result of a decrease in personnel costs due to reduced headcount as well as reductions in other administrative expenses.
Research and development
          Research and development expense of $2.3 million in the first three months of 2009 represents an increase of approximately $0.1 million from $2.2 million for the same period in 2008. This increase is primarily due to an increase in personnel costs.
Depreciation and amortization
          Depreciation and amortization decreased from $275,000 in 2008 to $185,000 in 2009. The decrease is primarily due to a decrease in amortization expense related to intangible assets that were fully amortized during 2008, offset by increases in fixed assets purchased during 2009.
Acquisition related and integration costs
          We incurred approximately $0.5 million in acquisition related and integration costs related to our acquisition of Emageon, Inc. which was completed on April 2, 2009. These costs consisted primarily of legal, accounting and consulting services.

Interest Income

	Three Months Ended March 31,
	2009	Change	Change (%)	2008
	(dollars in thousands)
Interest income	$447	$(342)	(43.3)%	$789
Loss on sale of investment	$—	$31	—%	$(31)
          The decrease of approximately $0.3 million in interest income is primarily due to a combination of lower cash balances and lower yields on our investments during the three months ended March 31, 2009 as compared to the same period in 2008.
          We sold an investment during the quarter ended March 31, 2008 that resulted in a loss of approximately $31,000. We do not anticipate significant realized investment losses in our portfolio in the future.
Provision for income taxes
          In the three months ended March 31, 2009, we recorded an income tax provision of $53,000 attributed to continuing operations. The income tax provision is primarily due to state tax liabilities and interest on uncertain tax positions. In the three months ended March 31, 2008, we recorded an income tax provision of $61,000 attributed to continuing operations which is also due primarily to state tax liabilities and interest on uncertain tax positions.
Liquidity and Capital Resources
          To date, we have financed our business through cash flows from operations, proceeds from the issuance of common stock. Based upon our current working capital position, current operating plans and expected business conditions, and our acquisition of Emageon Inc on April 2, 2009, we continue to expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow. In addition, at this point in time, our liquidity has not been materially impacted by the recent disruption in the capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
          Our cash, cash equivalents and marketable securities balance was $56.6 million as of March 31, 2009, as compared to $55.0 million as of December 31, 2008. In April of 2009, we utilized approximately $39.0 million to complete our acquisition of Emageon Inc.
          Cash provided by operating activities for the first quarter of 2009 was $1.8 million as compared to $1.0 million in the same period in 2008. The primary increase in cash provided by operating activities is due to the increase in deferred revenue, offset by decreases in prepaid expenses and accounts payable. The increase in deferred revenue is primarily attributable to payments from customers where we have been unable to recognize revenue. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments and acquisition and restructuring costs associated with our acquisition of Emageon Inc.
          Cash provided by investing activities for the first quarter of 2009 was $35.0 million, as compared to $7.9 million of cash generated in the same period in 2008. During the first quarter of 2009 our held to maturity investments matured and we sold our available for sale securities and converted them to cash and cash equivalents in anticipation of our acquisition of Emageon Inc. for cash.

          Cash used in financing activities for the first quarter of 2009 was approximately $25,000, consisting of $116,000 generated in connection with the exercise of stock options by certain employees, and $141,000 used to repurchase common stock as compared to $4.4 million of cash used in the same period in 2008. Cash used in 2008 was primarily to repurchase common stock. On April 2, 2009, we used $39.0 million of cash to complete our acquisition of Emageon Inc.
          The following table summarizes, as of March 31, 2009, the general timing of future payments under our lease agreements that include noncancellable terms, and other long-term contractual obligations:

		April 1, 2009 to
		December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Operating Leases	$4,409	$983	$1,190	$1,205	$1,001	$30	$—
Other Commitments	762	666	96	—	—	—	—

Total	$5,171	$1,649	$1,286	$1,205	$1,001	$30	$—

          We lease 27,081 square feet of space for our corporate headquarters in Boston, Massachusetts. The current lease renewed on January 11, 2008 with a base rent of $65,446 per month. The monthly base increases by $1.00 per square foot annually over the lease term.
          We also lease 35,655 square feet of space in Daytona Beach, Florida. In February 2009, we extended the Daytona Beach, Florida lease through April 2012, with a monthly cost of $25,500, commencing in May 2009. The monthly rent increases by $1,000 per month in the second year and an additional $500 per month in the third year.
          In connection with our employee savings plans, we are committed, for the 2009 plan year ended December 31, 2009, to contribute to the plans. The matching contribution for 2009 is estimated to be approximately $0.6 million and will be made in cash.
          We anticipate capital expenditures of approximately $0.9 million for 2009.
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
          As of March 31, 2009, we held approximately $44.1 million in cash and cash equivalents and $12.5 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.

          We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
          Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $12.5 million at March 31, 2009. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately four months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $190,000.

Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          Management’s report on internal controls over financial reporting as of December 31, 2008, was included in our Annual Report on Form 10-K for the year-end December 31, 2008. In the report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
          There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          From time to time, in the normal course of business, we are involved with disputes and there are various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
          Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. There have been no material changes in the risks affecting AMICAS, Inc. since the filing of our Form 10-K with the exception of the following risk factors.
We may not be able to realize the benefits anticipated from acquisitions, including our acquisition of Emageon Inc.; and the Emageon and other potential acquisitions may disrupt our business.
In order to successfully integrate the Emageon business into our operations and to realize the intended benefits from the acquisition, we will need to devote substantial resources and management focus to the integration efforts. We expect that any future acquisitions will require similar resources and efforts. Factors that may cause us to not realize the intended benefits of such acquisitions, and which may cause disruption to our business, include the following:
•	The acquisition and integration processes may distract the acquired company’s management and employees, and disrupt the acquired business operations.

•	During the process of realizing cost synergies by eliminating or terminating duplicative or unnecessary personnel, contracts and operations we may inadvertently eliminate necessary people, resources or processes, and harm the acquired business.

•	We may have difficulty in transitioning and integrating the operations and personnel of the acquired businesses, and we may experience disruption in product development, sales, marketing, customers support, professional services, finance & administration or other business functions or processes.

•	Our management will be devoting substantial energy and focus to the integration of the acquired business, and we will be reorganizing to operate as a combined business, and we may experience disruption of our legacy business as a result.

•	We may experience difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems that are required in order for us to effectively manage the combined company.

•	We may experience difficulty in incorporating acquired technology and rights into our products and technology.

•	We may experience difficulty in completing projects associated with in-process research and development.

•	We may experience unanticipated expenses and delays in completing acquired development projects and technology integration.

•	We may have additional geographically remote business units and facilities to manage both in the United States and Canada.

•	Our existing or potential customers and existing or potential customers of the acquired business may adopt a “wait and see” posture with respect to potential purchases of the combined company’s products, until they gain confidence in our direction and our ability to successfully integrate the two businesses.

•	We may not be able to preserve and rationalize distribution, marketing, third party technology or other important relationships of the Company and of the acquired company.

•	We may have difficulty in selling our products into the market and customer base of the acquired company, and in selling products of the acquired company into our traditional market and customer base.

•	We may discover liabilities attached to the acquired company, technological problems in the acquired company’s products, or obligations that were not revealed, disclosed or understood during the due diligence investigations that we performed prior to the acquisition.

•	Our customers and customers of the acquired business may delay their decisions to purchase our products pending resolution to their satisfaction of product integration between our existing and our newly acquired products.

•	We may not be successful in entering markets or types of businesses in which we have limited experience.

•	We may be unable to retain key employees of the acquired business.

•	If the acquisition purchase price is paid in cash, the acquisition will deplete our overall cash and marketable securities balance and after the acquisition we may not have sufficient cash and marketable securities remaining to fund future strategic initiatives.

•	With the acquisition we may potentially acquire unknown, undisclosed or unasserted claims and liabilities, including potential undisclosed, unknown or unasserted customer claims, clouds on intellectual property, employee claims, infringement claims, liens on assets including preference or other claims of bankrupt third parties, regulatory issues or other claims and liabilities.
As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisition, and we may experience disruption in our legacy business. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies and any such disruption could seriously harm our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
          On November 3, 2008, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $5 million. As of March 31, 2009, we have repurchased 280,903 shares of stock under a Rule 10b5-1 trading plan. The table below sets forth repurchases of our common stock in each of the three months of the first quarter of the year ended March 31, 2009.

			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
As of December 31, 2008	193,137	$1.484	193,137	$4,713,365
January 1, 2009 through January 31, 2009	53,885	1.592	247,022	4,627,574
February 1, 2009 through February 28, 2009	32,381	1.590	279,403	4,576,088
March 1, 2009 through March 31, 2009	1,500	1.590	280,903	4,573,703

Total:	280,903	$1.484

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

10.1	Second amendment to lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC.

10.2	Employment Letter, dated March 8, 2009, by and between AMICAS, Inc. and Craig Newfield.

10.3	Employment Letter, dated February 3, 2009, by and between AMICAS, Inc. and Frank Stearns.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2009.

AMICAS, Inc.
By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer