Form 10-Q
period 2009-06-30
AMICAS, Inc.
filed 2009-08-10
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 7, 2009 there were 35,352,994 shares of the registrant’s common stock, $.001 par value, outstanding.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,881	$7,366
Marketable securities	29,765	47,627
Accounts receivable, net of allowances of $519 and $158, respectively	20,443	10,224
Inventories, net	1,935	—
Prepaid expenses and other current assets	6,719	2,261

Total current assets	63,743	67,478

Property and equipment, less accumulated depreciation and amortization of $8,512 and $7,495, respectively	9,576	965
Goodwill	1,192	—
Acquired/developed software, less accumulated amortization of $11,516 and $10,195, respectively	9,484	5,805
Other intangible assets, less accumulated amortization of $848 and $2,144, respectively	6,052	1,256
Other assets	3,529	1,594

Total Assets	$93,576	$77,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,856	$4,156
Accrued employee compensation and benefits	4,205	1,611
Leases payable, current portion	27	—
Deferred revenue	29,798	14,657

Total current liabilities	41,886	20,424

Deferred revenue, long term portion	1,523	—
Other long term liabilities	295	—
Unrecognized tax benefits	1,433	1,379

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 51,645,692 and 51,473,965 issued, respectively	52	51
Additional paid-in capital	232,021	230,905
Accumulated other comprehensive income	21	100
Accumulated deficit	(136,302)	(128,549)
Treasury stock, at cost, 16,357,854 and 16,270,088 shares, respectively	(47,353)	(47,212)
Total stockholders’ equity	48,439	55,295

Total Liabilities and stockholders’ equity	$93,576	$77,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Maintenance and services	$19,317	$10,552	$29,280	$20,305
Software licenses and system sales	4,176	3,023	5,485	6,058

Total revenues	$23,493	$13,575	$34,765	$26,363

Costs and expenses
Cost of revenues:
Maintenance and services	$9,190	$4,748	$13,615	$9,073
Software licenses and system sales	3,016	1,159	3,505	2,881
Amortization of software	750	571	1,321	1,061

Total cost of revenues	12,956	6,478	18,441	13,015

Gross profit	10,537	7,097	16,324	13,348

Selling, general and administrative	7,742	5,369	12,280	10,455
Research and development	4,669	2,223	6,898	4,446
Acquisition related and integration costs	1,096	—	1,645	—
Restructuring costs	3,473	—	3,473	—
Amortization of intangibles	172	107	204	213

Total operating expenses	17,152	7,699	24,500	15,114

Operating loss	(6,615)	(602)	(8,176)	(1,766)
Interest income	104	572	550	1,361
Other income	6	—	6	—
Loss on sale of investments	—	—	—	(31)

Loss before provision for income taxes	(6,505)	(30)	(7,620)	(436)
Provision for income taxes	80	67	133	128

Net loss	$(6,585)	$(97)	$(7,753)	$(564)

Loss per share
Basic:	$(0.19)	$(0.00)	$(0.22)	$(0.01)

Diluted:	$(0.19)	$(0.00)	$(0.22)	$(0.01)

Weighted average number of shares outstanding
Basic	35,222	40,740	35,208	42,188
Diluted	35,222	40,740	35,208	42,188
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(7,753)	$(564)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,221	552
Provisions for bad debts	9	110
Loss on disposal of fixed assets	634	6
Amortization of software	1,321	1,060
Non-cash stock compensation expense	938	618
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,652	(1,607)
Inventories, prepaid expenses and other	(210)	904
Accounts payable, accrued expenses and accrued employee compensation and benefits	(4,122)	(630)
Deferred revenue including unearned discount	6,493	778
Other long term liabilities	295	—
Unrecognized tax benefits	55	50

Cash provided by operating activities	533	1,277

Investing activities
Business acquisition, net of cash acquired	(20,698)	—
Purchases of property and equipment	(138)	(492)
Purchases of held-to-maturity securities	(49,742)	(189,410)
Maturities of held-to-maturity securities	62,236	175,642
Purchases of available-for-sale securities	(40,829)	(5,597)
Sales of available-for-sale securities	46,116	37,919

Cash (used in) provided by investing activities	(3,055)	18,062

Financing activities
Repurchases of common stock	(141)	(21,703)
Exercise of stock options	178	181

Cash provided by (used in) financing activities	37	(21,522)

Decrease in cash and cash equivalents	(2,485)	(2,183)
Cash and cash equivalents at beginning of period	7,366	8,536

Cash and cash equivalents at end of period	$4,881	$6,353

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$—	$115
Non-cash investing activities:
Unrealized gain on available-for-sale securities	$79	$11
See Accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
A. Business
     AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), AMICAS, Inc. is a leading independent provider of imaging IT solutions. AMICAS offers the a comprehensive suite of image and information management solutions — from radiology PACS to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Hospitals are provided with a comprehensive image management solution for cardiology and radiology that complements existing EMR strategies to enhance clinical, operational, and administrative functions.
B. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Emageon, Inc since the acquisition on April 2, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
     We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on August 10, 2009.
Revenue Recognition
     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts” and the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition

in Financial Statements” (“SAB 104”) and EITF 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred.” Revenue from software licenses and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware unless the contract contains acceptance provisions. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company can be remaining. Otherwise, recognition of revenue from the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.
     The Company reviews all contracts that contain non-standard payment terms. For these contracts the Company reviews customer credit history to determine probability of collection and to determine whether or not the Company has a history of granting post contract concessions. When there is a history of successfully collecting payments from a customer without making post contract concessions, revenue is recognized upon delivery. In instances where there is not an established payment history and/or if the payment terms are in excess of twelve months revenue is recognized as payments become due and payable License and service arrangements generally do not require significant customization or modification of software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to software products’ source code or where there are acceptance criteria or milestone payments, recognition of software license revenue is deferred. In instances where it is determined that services are essential to the functionality and there are no acceptance provisions, service revenues and software license and systems revenues are recognized according to SOP 81-1 using the percentage of completion method.
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
     Contracts and arrangements with customers may include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period. The timing of customer acceptances could materially affect the results of operations during a given period
     Revenue is recognized using contract accounting if payment of the software license fees is dependent upon the performance of consulting services or the consulting services are otherwise essential to the functionality of the licensed software. In these instances the Company allocates the contract value to services (maintenance and services revenues) based on list price, which is consistent with VSOE for such services, and the residual to product (software licenses and systems sales) in the Consolidated Statement of Operations. In instances where VSOE of fair value of services has not been established the software license revenue is deferred until the services are completed. Percentage-of-completion is determined by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. Labor hours are considered to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period in which it is identified. When reliable estimates can not be made, revenue is recognized upon completion. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results. Delays in the implementation process could negatively affect operations in a given period by increasing volatility in revenue recognition.
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
     As of June 30, 2009, marketable securities consisted of the following, in thousands:

	June 30, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$14,454	$22	$(6)	$14,470
Federal agency	5,492	3	—	5,495

Total	$19,946	$25	$(6)	$19,965

	June 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$7,800	$—	$(1)	$7,799
Certificates of deposit	2,000	6	—	2,006

Total	$9,800	$6	$(1)	$9,805

     Available for sale securities are recorded at fair value of $20.0 million as of June 30, 2009 and held to maturity securities are recorded at amortized cost of $9.8 million, resulting in total marketable securities of $29.8 million.
The contractual maturities of our available-for-sale state and municipal obligations and federal agency securities are as follows:

June 30,
Contractual maturities of available-for-sale securities	2009
Due within one year	$3,976
Due between one to five years	5,794
Due between five to ten years	1,700
Due after 10 years	8,495

Total	$19,965

    All of our held to maturity securities mature within one year and accordingly are classified as short-term in the accompanying balance sheets.
Inventories
     Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value. Costs of purchased third-party hardware and software associated with the Company’s customer contracts are included as inventories in the Company’s consolidated balance sheets and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met. A summary of inventories are as follows:

	June 30,	December 31,
	2009	2008

Third-party components	$1,628	$—
Work-in-process	100	—
Completed systems	207	—

Total inventories	$1,935	$—

Share-Based Payments
     The Company follows the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Under the provisions of SFAS 123R, the Company recorded $481,000 and $185,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2009 and June 30, 2008, respectively. During the six months ended June 30, 2009 and June 30, 2008, the Company recorded stock-based compensation expense of $938,000 and $618,000, respectively.
     For the three and six months ended June 30, 2009 and June 30, 2008, the Company used the following assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Average risk-free interest rate	2.90%	2.92%	2.29%	2.84%
Expected dividend yield	—	—	—	—
Expected stock price volatility	52.7% - 53.7%	45.4% - 46.3%	51.0% - 53.7%	43.6% - 46.3%
Weighted average expected life (in years)	5.2	5.1	5.3	5.8
Weighted average fair value	$1.23	$0.95	$1.00	$1.15

     During the six months ended June 30, 2009 and 2008, the weighted average fair value of the right to purchase shares under the employee stock purchase plan was $0.67 and $0.96 per share, respectively, using the following assumptions:

	Stock Purchase Plan
	Period ended June 30,
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
     Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 6.8% for its options. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated, and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.
     The unamortized fair value of stock options as of June 30, 2009 and June 30, 2008 was $3.1 million and $2.8 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.2 years and 2.5 years, respectively.
   The following table summarizes activity under all of the Company’s stock option plans for the six months ended June 30, 2009 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2008	3,720	8,309	$2.89	5.03	$233
Options granted (2)	(1,364)	1,306	2.05
Options exercised	—	(35)	2.09
Options cancelled/forfeited	67	(108)	3.70

Balance at June 30, 2009	2,423	9,472	2.76	5.8	$4,418

Exercisable, June 30, 2009		5,764	$3.10	3.9	$2,119

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2008 or June 30, 2009 and the exercise price of the underlying options.

(2)	Shares available for grant include restricted stock grants which are issued from the 2006 Stock Incentive Plan.
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect, if any, of potential common shares, which consists of shares issuable upon exercise of outstanding in-the-money stock options. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator — (loss) income:

Net loss	$(6,585)	$(97)	$(7,753)	$(564)

Denominator:
Basic weighted average shares outstanding	35,222	40,740	35,208	42,188
Effect of dilutive securities	—	—	—	—

Diluted weighted average shares outstanding	35,208	40,740	35,222	42,188

Basic EPS:	$(0.19)	$(0.00)	$(0.22)	$(0.01)

Diluted EPS:	$(0.19)	$(0.00)	$(0.22)	$(0.01)

     Stock options to purchase approximately 3.0 million shares, 4.6 million shares, 4.8 million shares and 4.5 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the six months ended June 30, 2009 and 2008 consists of net income (loss) and net unrealized gains (losses) on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Net loss	$(7,753)	$(564)
Net unrealized gain on marketable securities	79	11
Foreign currency gain	1	—

Total comprehensive loss	$(7,673)	$(553)

C. Equity Transactions
Restricted Stock
     As of June 30, 2009, an aggregate of 149,624 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant or the date the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is amortized on a straight-line basis over the service period. Approximately $147,000 is expected to be recognized over the remaining weighted-average amortization period of eleven months when the restrictions lapse.
     During the quarter ended June 30, 2009, the Company recognized $18,000 in stock-based compensation expense which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at June 30, 2009 was $170,000.
     A summary of the Company’s restricted stock activity and related information for the quarter ended June 30, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2008	36,269	$2.79
Granted	57,690	2.60
Unrestricted	(32,781)	2.82

Restricted at June 30, 2009	61,178	$2.60

Repurchase of Common Stock
     On November 3, 2008, the Company’s Board of Directors approved the Company’s repurchase of shares of common stock having an aggregate value of up to $5 million. The Company has repurchased 280,903 shares of stock under this Rule 10b5-1 trading plan. During the three months ended June 30, 2009, the Company did not repurchase any shares of stock.
D. Commitments and Contingencies
Commitments
     The Company leases office and research facilities and other equipment under various agreements that expire in 2009, 2010, 2012, and 2013.
Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)
2009	$1,303
2010	2,051
2011	1,838
2012	1,570
2013	231
Thereafter	—

Total	$6,993

     The Company also occupies the following properties:
Boston, Massachusetts: The Company leases 27,081 square feet of space for its corporate headquarters. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years. The lease will expire on January 11, 2013.
Daytona Beach, Florida: 35,655 square feet of leased space for a customer support facility at a monthly cost of $25,500. The lease will expire in April, 2012. The monthly rent increases by $1,000 per month in the second year and an additional $500 per month in the third year.
Hartland, Wisconsin: 2,400 square feet of leased office space at a monthly cost of $2,000, for research and development under a lease expiring in April 2010. The Company also owns 79,500 square feet of office and manufacturing space, including approximately 13 acres of land.
Ottawa, Ontario: 6,000 square feet of leased office space for a customer support facility at a monthly cost of $10,720 under a lease that expires in December 2013.
Birmingham, Alabama: 43,500 square feet of leased office space, at a monthly cost of $67,075, under a lease that expires in March 2010. The Company maintains a customer support operation in this facility. During the second quarter of 2009, the Company vacated the space associated with administrative and office personnel. The Company recorded a liability of $0.7 million associated with the lease costs of the vacated space during the second quarter.
Winter Park, Florida: 2,000 square feet of leased office space at a monthly cost of $2,882 per month under a lease that expires in October 2010. The Company has vacated this space and relocated the employees to the Daytona Beach, Florida office during the second quarter of 2009. The Company recorded a liability of $56,000 associated with the lease costs of the vacated space in the second quarter of 2009.
Madison, Wisconsin: In connection with the acquisition of Emageon, the Company acquired an existing lease obligation which extends through January, 2013. The facility has been subleased to another entity. The net lease obligation has been accrued and at June 30, 2009 the accrued liability is $0.4 million.
Employee Savings Plan
     In connection with the Company’s employee savings plans, the Company has committed, for the 2009 plan year, to contribute to such plans. The matching contribution for the remainder of 2009 is estimated to be approximately $0.6 million and will be made in cash.
Contingencies
     From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
     As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or actions occurring while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2009.
     The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with noninfringing software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2009.
Guarantees
     The Company has identified the guarantee described below as disclosable in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”
     During the second quarter of 2009, in connection with the financing arrangement of a customer, the Company provided a guarantee to the lender on behalf of the customer. The company has recorded a liability as deferred revenue for this guarantee which represents approximately $1.0 million at June 30, 2009. Revenue will be recognized as payments become due and payable.
E. Income Tax
   Provision
     In the three and six months ended June 30, 2009, the Company recorded an income tax provision of $80,000 and $133,000 as compared to an income tax provision of $67,000 and $128,000 in the three and six months ended June 30, 2008. The income tax provisions for the three and six months ended June 30, 2009 and June 30, 2008 are primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”.
   Uncertain tax positions
     As of January 1, 2008, the Company has provided a liability of $1,112,500 for unrecognized tax benefits related to various federal and state income tax matters. The reserve has not changed for the quarter ended June 30, 2009. If recognized, the entire unrecognized tax benefit would impact the Company’s effective tax rate. The Company expects that the amounts of unrecognized tax benefits could decrease by approximately $1.1 million if the statute of limitations were to expire during 2009. However, to the extent the taxing authorities were to examine the Company, the unrecognized tax benefit would likely remain unchanged. The tax years 1997 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2008, the Company had accrued $162,500 of interest and penalties related to uncertain tax positions. As of June, 2009, the total amount of accrued interest and penalties is $321,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
F. Acquired Developed Software
     In 2007, the Company paid $2.3 million to acquire certain ownership rights to a practice management software application that the Company now markets as AMICAS Financials. AMICAS Financials became commercially available in April 2008, at which point the Company began amortization of this capitalized cost over the software applications estimated life of approximately seven years. The Company did not capitalize any internal costs prior to commercial availability as such amounts were immaterial.
G. Fair Value Measurements
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received pursuant to the sale of an asset or paid pursuant to the transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 on the Company’s assets and liabilities did not have a significant impact on its financial statements.
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

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$4,881	$—	$—	$4,881
Certificates of deposit	2,000	—	—	2,000
Commercial paper	7,800	—	—	7,800
Federal agency obligations		5,495		5,495
State and municipal obligations	—	14,470	—	14,470

Total	$14,681	$19,965	$—	$34,646

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
H. Acquisition of Emageon
     On April 2, 2009 the Company completed the acquisition of Emageon Inc. AMICAS acquired 88% of the outstanding shares of Emageon Inc. via tender offer, another 2% of the shares were acquired via exercise by the Company of its “top-up” option, and the acquisition was then completed via statutory short-form merger. As a result of the acquisition the combined solution suite will include radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities.
     The goodwill of $1,192 arising from the acquisition consists largely of synergies, the trained and assembled workforce, and economies of scale from combining the operations of Emageon and AMICAS. None of the goodwill will be deductible for tax purposes.
     The consolidated statements of operations for the six months ended June 30, 2009 include the operating results of Emageon from the date of acquisition. These results include $10,929 of revenues for the period April 2, 2009 through June 30, 2009.
     The fair value of consideration transferred as of the acquisition date was $39,043 which was paid in cash. The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.
At April 2, 2009:
Recognized amounts of identifiable assets acquired and liabilities assumed:

Identifiable assets acquired and liabilities assumed	Amount
Cash	$18,345
Accounts receivable, net	11,881
Inventories, net	2,005
Prepaid expenses and other current assets	4,339
Land	800
Buildings & improvements	4,260
Machinery & equipment	5,063
Restricted cash and other noncurrent assets	1,812
Identifiable intangible assets	10,000
Deferred revenue liability	(10,171)
Accounts payable	(8,017)
Accrued payroll and related costs	(2,191)
Other long term liabilities	(275)
Goodwill	1,192

$39,043

The fair value of the financial assets acquired includes $11,881 of accounts receivable. The gross amount due from customers is $12,281, of which $400 is expected to be uncollectible.
Pro Forma Financial Results
The following table presents pro forma condensed consolidated financial results from operations as if the acquisition described above had been completed at the beginning of each period presented:

	Six Months Ended
	June 30,
	(in thousands)
	2009	2008

Pro forma revenue	$51,792	$63,745

Pro forma net loss	(1,377)	(29,785)

Pro forma loss per share
Basic:	$(0.04)	$(0.71)
Diluted:	$(0.04)	$(0.71)

Weighted average number of shares outstanding
Basic	35,208	42,188
Diluted	35,208	42,188
These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as the adjustment of depreciation and amortization as if the acquisition occurred at the beginning of the fiscal year, the elimination of strategic alternatives expenses related to the acquisition of Emageon and the reduction of interest income to reflect the use of cash as if the acquisition occurred at the beginning of the period. They have not been adjusted for the effect of costs or synergies that would have been expected to result from the integration of the Company and Emageon or for costs that are not expected to recur as a result of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented, or of future results of the consolidated entities.
I. Goodwill and Acquired Intangible Assets
Intangible Assets as of June 30, 2009 consist of the following:

				Weighted
	Gross			Average
	Carrying	Accumulated		Useful Life
	Value	Amortization	Net Value	(in years)
Intangible assets subject to amortization:

Technology	$5,000	$(178)	$4,822	7
Customer Related Assets	4,100	(114)	3,986	9
Non-Compete Agreements	500	(14)	486	9
Trademarks & Trade Names	400	(12)	388	8

Total	$10,000	$(318)	$9,682

Intangible assets not subject to amortization:

Goodwill	1,192	—	1,192
     Of the acquired intangible assets listed above, none have explicit renewal or extension terms; however customer related assets and technology have implicit renewal terms.
     The acquired technology was valued using a relief from royalty method. Implicit in this method is the assumption that each year a percentage of existing customers will elect to renew their support and maintenance contracts. The weighted average estimated remaining useful life for the developed technology as of the acquisition date was approximately seven years.
     The acquired customer related assets were valued using an income approach. Implicit in projected revenues used in the income approach is the assumption that each year a percentage of existing customers will continue to generate sales. An attrition rate was applied to existing customer revenue based on historical experience. The weighted average remaining economic life of the customer related assets as of the acquisition date was approximately nine years.
The estimated future amortization expense of purchased intangible assets as of June 30, 2009 is as follows:

Fiscal Year	Amount
2009 (remaining six months)	$637
2010	1,275
2011	1,276
2012	1,275
2013	1,276
Thereafter	4,261

Total	$10,000

J. Restructuring and Related Costs
     During the second quarter of 2009, subsequent to the acquisition of Emageon, the Company initiated actions to consolidate the facilities, reduce personnel expenses and dispose of excess assets including leasehold improvements in certain facilities.
Facility
     Facility costs represent the closure and downsizing costs of facilities that were consolidated or eliminated due to the restructurings. Closure and downsizing costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned. To determine the lease loss portion of the closure costs, certain estimates were made related to: (1) the time period over which the relevant building would remain vacant, (2) sublease terms and (3) sublease rates, including common area charges.
Severance
     Severance and employment-related charges consist primarily of severance payments, health benefits, and other termination costs.
Other
     Other charges consist of costs related to equipment relocation and storage charges.
The Q2-2009 restructuring was implemented by the Company during the second quarter of fiscal 2009. Restructuring and related expense during the second quarter of 2009 totaled $3.5 million, which included $0.7 million in excess facilities charges, $2.1 million in severance and termination costs, and $0.6 million in disposal of leasehold improvements, furniture and equipment in the sites exited under the restructuring and $0.1 million of other equipment relocation and storage charges. The associated restructuring expense for excess facilities was recorded in the second quarter of 2009 upon their respective “cease-use” dates in accordance with FAS 146 “ Accounting for Costs Associated with Exit or Disposal Activities ”.
The following table summarizes the accrued restructuring liabilities as of June 30, 2009 (in thousands).

			Total
	Facilities	Severance	Accrual
Accrued as of June 30, 2009	$719	$636	$1,355
Future payments are as follows:

	Facilities	Severance	Total
2009	$384	$636	$1,020
2010	265		265
2011	36		36
2012	38		38
2013	19		19

	742	$636	$1,378

Future accretion			(23)

Total accrued			$1,355

K. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The Company applied the provisions of SFAS No. 141R in the accounting for its acquisition of Emageon.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial statements.
     In May 2009, FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes the general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 becomes effective for financial statements issued for the interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non authoritative. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

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
Overview
     AMICAS, Inc. (we,” “us,” “our,” “AMICAS” or the “Company”) is the leading independent provider of imaging IT solutions. AMICAS offers the industry’s most comprehensive suite of image and information management solutions — from radiology PACS to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Hospitals are provided with a comprehensive image management solution for cardiology and radiology that complements existing EMR strategies to enhance clinical, operational, and administrative functions.
     Our solutions are designed to drive productivity and quality improvements for image-intensive specialties across the continuum of care. AMICAS solutions are installed at thousands of facilities across the United States – ranging from the largest integrated delivery networks (IDN’s) to the smallest imaging centers.
     We are focused on two primary markets: ambulatory imaging businesses and acute care facilities. Acute care facilities consist primarily of integrated delivery networks (“IDN’s”) and hospitals. In the acute care market, we are focused on delivering workflow support for image-intensive departments, including radiology and cardiology. We also provide vendor-neutral enterprise imaging infrastructure that serves as the imaging component of the provider’s electronic medical record (“EMR”). Our revenues in this market consist of software license fees and systems, services, and maintenance fees.

     The ambulatory imaging market is composed of radiology groups, teleradiology businesses, imaging centers, multi-specialty groups and billing services. In the ambulatory imaging market, we are focused on delivering a complete end-to-end automation solution for the provider. The end-to-end solution is modular and customers can purchase one component or several and add enhancements over time. Our revenues in this market consist of software license fees and systems, services, maintenance fees, and Electronic Data Interchange (“EDI”) revenues.
     In fiscal year 2008 and in 2009, there has been a trend towards large multi-site customers in the ambulatory market. This trend has also prompted a shift from payment of the license fee in advance to multi-year payment arrangements where payments occur ratably over time. We believe that this shift is due to the need for radiology groups to reduce their up-front capital expenditures as compared to those typically required in a traditional software sale. We believe this trend had a negative impact on our revenues because the revenues are being recognized over extended periods. Software discounts have remained relatively constant during 2009; however, continued economic uncertainty could both impact the level of discounts as well as delay capital purchasing decisions. Revenues in the acute care market consist primarily of software licenses and the associated maintenance and services. We believe the acute care market continues to be driven by the replacement market for existing PACS systems, especially to reduce total cost of ownership and reduce overhead costs. We believe the replacement market represents an attractive opportunity for our solution to improve return on investment and lower costs. However, continued economic uncertainty could cause potential customers to delay or eliminate replacement initiatives and the related capital expenditures when they have an existing system.
     On April 2, 2009 we completed the acquisition of Emageon Inc., a leading provider of technology solutions for hospitals and healthcare networks. Under the terms of the merger agreement, AMICAS acquired all of the outstanding shares of Emageon common stock for $1.82 per share in cash, for a total of approximately $39.0 million.
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

     These policies are unchanged from those used to prepare the 2008 annual consolidated financial statements. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The Company applied the provisions of SFAS No. 141R in the accounting for its acquisition of Emageon.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the Company’s financial statements.
     In May 2009, FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes the general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 becomes effective for financial statements issued for the interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non authoritative. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

Results of Continuing Operations
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Maintenance and services	$19,317	$8,765	83.1%	$10,552	$29,280	$8,975	44.2%	$20,305

Percentage of total revenues	82.2%			77.7%	84.2%			77.0%

Software licenses and system sales	$4,176	$1,153	38.1%	$3,023	$5,485	$(573)	(9.5)%	$6,058

Percentage of total revenues	17.8%			22.3%	15.8%			23.0%

Total revenues	$23,493	$9,918	73.1%	$13,575	$34,765	$8,402	31.9%	$26,363

     The Company has two primary revenue-generating areas: software license fees and system revenues, and maintenance and services revenues. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing product support, implementation, training and EDI services.
Maintenance and services revenues
     There are three primary components of maintenance and services revenues: (1) software and hardware maintenance, (2) EDI revenues, and (3) professional service revenues.
     Maintenance and services revenues grew 83.1% or $8.8 million in the second quarter of 2009 as compared to the second quarter of 2008. The components of the change are as follows:
•	Software and hardware maintenance revenues increased approximately $8.5 million in the second quarter of 2009 as compared to the second quarter of 2008. The primary driver of the increase was $7.9 million due the acquisition of Emageon. The additional increase was the result of an approximately $0.6 million of organic growth due to continued increases in the size of our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems, and to maintain our existing installed base through product updates and ongoing customer support and maintenance.
•	Professional services revenues increased by approximately $0.3 million in the second quarter of 2009 as compared to the second quarter of 2008. Service revenues increased $1.3 million due to the acquisition of Emageon, offset by a $1.0 million decrease in service revenues as compared to the second quarter of 2008. The decrease in service revenues was due to delays in revenue recognition primarily associated with extended payment terms.
     Maintenance and services revenues grew 44.2% or $9.0 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The components of the change are as follows:
•	Software and hardware maintenance revenues increased approximately $8.8 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The primary driver of the increase was $7.9 million due to the acquisition of Emageon. The remaining increase of $0.9 million is due to organic growth in our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product updates and ongoing customer support and maintenance.
•	Professional service revenues increased by approximately $0.2 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Service revenues increased $1.3 million due to the acquisition of Emageon, offset by a $1.1 million decrease in service revenues as compared to the six months ended June 30, 2008. The decrease in service revenues is due to delays in revenue recognition primarily associated with extended payment terms.
Software license and systems revenues
     Software license and system revenues increased 38.1% or $1.2 million in the second quarter of 2009 as compared to the second quarter of 2008. The increase in software license and systems revenues was due to an increase of $1.7 million of additional revenues from our acquisition of Emageon offset by a decrease of $0.5 million in software license and systems revenues versus 2008. The decrease of $0.5 million was primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue, and the recognition of revenues from a single large systems sale that occurred in the second quarter of 2008. In general, the recognition of software license and systems revenues under generally accepted accounting principles can depend on product mix (i.e. whether systems or software are being sold), and whether there are changes in the prevailing terms (such as payment terms) under which our sales are concluded, all of which may vary over time and from quarter to quarter.
     Software license and system revenues decreased 9.5% or $0.6 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease in software license and systems revenues was due to an increase of $1.7 million of additional revenues from our acquisition of Emageon offset by a decrease of $2.3 million versus the six months ended June 30, 2008. The decrease of $2.3 million was primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue and the effect of a large system sale that occurred in the first quarter of 2008. In general, the recognition of software license and systems revenues under generally accepted accounting principles can depend on product mix (i.e. whether systems or software are being sold), and whether there are changes in the prevailing terms (such as payment terms) under which our sales are concluded, all of which may vary over time and from quarter to quarter.
     We believe our customers and potential customers continue to look for automation solutions as they try to grow their businesses. Underlying this trend is the public demand for non-invasive diagnostic procedures and a public interest in health and fitness which we believe will continue to drive growth in the imaging industry. Competition in the imaging market will continue to drive the need for the next generation imaging systems. We believe these trends support our end-to-end strategy and are consistent with our goal to approach the market with our end-to-end products. However we believe that there will continue to be intense competition in this market.
     Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant sales of new product and service offerings for which the market demand and customer satisfaction may not yet be known. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Maintenance and services	$9,190	$4,442	93.6%	$4,748	$13,615	$4,542	50.1%	$9,073
Percentage of maintenance and services revenues	47.6%			45.0%	46.5%			44.7%

Software licenses and hardware sales	$3,016	$1,857	160.2%	$1,159	$3,505	$624	21.7%	$2,881
Percentage of software licenses and hardware sales	72.2%			38.3%	63.9%			47.6%

Amortization of capitalized software	$750	$179	31.3%	$571	$1,321	$260	24.5%	$1,061
Percentage of software licenses and hardware sales	18.0%			18.9%	24.1%			17.5%

Total cost of revenues	$12,956	$6,478	100.0%	$6,478	$18,441	$5,426	41.7%	$13,015

Cost of maintenance and services revenues
     Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
     Cost of maintenance and services revenue for the second quarter of 2009 increased $4.4 million or 93.6% versus the second quarter of 2008. The primary driver of this increase is related to the revenue increase from the acquisition of Emageon with the balance of the increase related to the increase of $0.6 million maintenance revenue in the second quarter of 2009 versus the second quarter of 2008.
     Cost of maintenance and services revenue for the six months ended June 30, 2009 increased $4.5 million or 50.1% versus six months ended June 30, 2008. The primary driver of the increase is $3.6 million related to the revenue increase from the acquisition of Emageon. The remainder of the increase or $0.9 was related to the increase in maintenance revenue for the six months ended June 30, 2009 versus the six months ended June 30, 2008.
Cost of software license and hardware revenues
     Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software.
     Cost of software licenses and system sales increased $1.9 million or 160% in the second quarter of 2009, versus the second quarter of 2008. The increase in cost of software licenses and hardware sales is related to the increase in third party software and hardware revenue.
     Cost of software licenses and hardware sales increased $0.6 million or 21.7% for the six months ended June 30, 2009, versus the six months ended June 30, 2008. The increase in the cost of software license and systems revenues was directly related to the increase in third party software and hardware revenue.

Amortization of capitalized software
     Capitalized software represents purchased and acquired software which is amortized to cost of sales.
     Amortization of capitalized software increased by $179,000 or 31.3% in the second quarter of 2009 versus the second quarter of 2008. The increase is amortization was due to the acquisition of additional technology assets as part of the acquisition of Emageon.
     Amortization of capitalized software increased by $260,000 or 24.5% for the six months ended June 30, 2009 versus six months ended June 30, 2008. The increase in amortization was due to the acquisition of additional technology assets as part of the acquisition of Emageon and the amortization of AMICAS Financials software application.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Selling, general and administrative	$7,742	$2,373	44.2%	$5,369	$12,280	$1,825	17.5%	$10,455

Percentage of total revenues	33.0%			39.6%	35.3%			39.7%

Research and development	$4,669	$2,446	110.0%	$2,223	$6,898	$2,452	55.2%	$4,446

Percentage of total revenues	19.9%			16.4%	19.8%			16.9%

Amortization of intangible assets	$172	$65	60.7%	$107	$204	$(9)	-4.2%	$213

Percentage of total revenues	0.7%			0.8%	0.6%			0.8%

Restructuring costs	$3,473	$3,473	—	$—	$3,473	$3,473	—	$—

Percentage of total revenues	14.8%			0.0%	10.0%			0.0%

Acquisition related and integration costs	$1,096	$1,096	—	$—	$1,645	$1,645	—	$—

Percentage of total revenues	4.7%			0.0%	4.7%			0.0%

Selling, general and administrative
     Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
     Selling, general and administrative expenses increased from $5.4 million for the three months ended June 30, 2008 to $7.7 million for the same period in 2009. This increase is primarily the result of increased sales and marketing, and administrative headcount and expenses related to the acquisition of Emageon.
     Selling, general and administrative expenses increased from $10.5 million in the six months ended June 30, 2008 to $12.3 million in the six months ended June 30, 2009. This increase was primarily the result of increased sales, marketing and administrative headcount, and expenses related to the acquisition of Emageon.

Research and development
     Research and development expense of $4.7 million in the three months ended June 30, 2009 represents an increase of approximately $2.5 million from $2.2 million for the same period in 2008. This increase was primarily the result of increased third party R&D spend, headcount and expenses to support development related to the acquisition of Emageon.
     For the six months ended June 30, 2009, research and development expense increased to $6.9 million from $4.4 million for the same period in 2008. This increase was primarily the result of increased third party R&D spend, headcount and expenses to support development related to the acquisition of Emageon.
Amortization
     Amortization increased from $107,000 in the three months ended June 30, 2008 to $172,000 in the three months ended June 30, 2009. The increase is due to the increased amortization resulting from intangible assets acquired that were acquired as part of the acquisition of Emageon.
     Amortization decreased from $213,000 in the six months ended June 30, 2008 to $204,000 in the six months ended June 30, 2009. The decrease is due to an increase in amortization related to the intangible assets that were acquired as part of the acquisition of Emageon offset by a decrease in the amortization of an intangible asset that became fully amortized in November, 2008.
Restructuring costs
     We incurred approximately $3.5 million in restructuring costs related to our acquisition of Emageon during the second quarter of 2009, which included $0.7 million in excess facilities charges, $2.1 million in severance and termination costs, and $0.6 million in disposal of leasehold improvements, furniture and equipment in the sites exited under the restructuring, and $0.1 million of other equipment relocation and storage charges. We expect to incur additional restructuring costs in the remainder of the fiscal year.
Acquisition related and integration costs
     We incurred approximately $1.1 and $1.6 million in acquisition related and integration costs related to our acquisition of Emageon, Inc, during the three and six months ended June 30, 2009, respectively. These costs consisted primarily of legal, accounting, and fees for consulting services. We expect to incur additional integration costs in the remainder of the current fiscal year.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Interest income	$104	$(468)	-81.8%	$572	$550	$(811)	-59.6%	$1,361

Other income	$6	$6	—	$—	$6	$6	—	$—

Loss on sale of investment	$—	$—	—	$—	$—	$(31)	-100.0%	$31
     The decrease of approximately $468,000 and $811,000 in interest income for the three and six months ended June 30, 2009, respectively, was due to both lower yields and lower investment balances in our investment portfolio as compared to the same periods in 2008.

     We sold an investment during the first quarter of 2008 that resulted in a loss of approximately $31,000. We do not expect to realize significant investment losses in our portfolio in the remainder of 2009.
Provision for income taxes
     In the three and six months ended June 30, 2009, we recorded income tax provisions of $80,000 and $133,000, as compared to income tax provisions of $67,000 and $128,000, respectively, in the three and six months ended June 30, 2008. The income tax provision in the three and six months ended June 30, 2009 and 2008 is primarily due to the effect of state tax liabilities and interest on FIN48 liabilities.
Liquidity and Capital Resources
     To date, we have financed our business through cash flows from operations, and proceeds from the issuance of common stock. Based upon our current working capital position, current operating plans and expected business conditions, and our acquisition of Emageon Inc on April 2, 2009, we continue to expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow. In addition, at this point in time, our liquidity has not been materially impacted by the disruption in the capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
     Our cash, cash equivalents and marketable securities balance was $34.6 million as of June 30, 2009, as compared to $55.0 million as of December 31, 2008. In April of 2009, we utilized approximately $39.0 million and acquired $18.3 million of cash in the acquisition of Emageon, Inc.
     Cash provided by operating activities for the six months ended June 30, 2009 was $0.5 million as compared to $1.3 million in the same period in 2008. The decrease in cash provided by operating activities was due to the increase in deferred revenue, offset by decreases in prepaid expenses and accounts payable. The increase in deferred revenue was primarily attributable to payments from customers where we have been unable to recognize revenue as well as the fair value of acquired deferred revenue from Emageon, Inc.. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments and acquisition and restructuring costs associated with our acquisition of Emageon Inc.
     Cash used in investing activities for the six months ended June 30, 2009 was $3.1 million, as compared to $18.1 million of cash generated in the same period in 2008. We used approximately $20.7 million of cash in the acquisition of Emageon, of which $17.8 million was generated from the sale of marketable securities.
     Cash provided by financing activities for the six months ended June 30, 2009 was approximately $37,000, consisting of $178,000 generated in connection with the exercise of stock options by certain employees, and $141,000 used to repurchase common stock, as compared to $21.5 million of cash used in the same period in 2008. Cash used in 2008 was primarily to repurchase common stock.

          The following table summarizes, as of June 30, 2009, the general timing of future payments under our lease agreements and capital lease agreements, that include noncancellable terms, and other long-term contractual obligations:

		July 1, 2009 to
		December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
(dollars in thousands)
Operating Leases	$6,993	$1,303	$2,051	$1,838	$1,570	$231	$—

Capital Leases	27	18	9	—	—	—	—

Other Commitments	1,455	1,359	96	—	—	—	—

Total	$8,475	$2,680	$2,156	$1,838	$1,570	$231	$—

          We describe our properties in Note D, Commitments and Contingencies.
          In connection with our employee savings plans, we are committed, for the 2009 plan year, to contribute to the plans. The matching contribution for 2009 is estimated to be approximately $0.6 million and will be made in cash.
          We anticipate capital expenditures of approximately $0.6 million for the remainder of 2009.
          To date, the overall impact of inflation on us has not been material.
          From time to time, in the normal course of business, various claims are made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We believe we are not subject to material foreign currency exchange rate fluctuations, as substantially all of our sales and expenses are domestic and therefore are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.
     As of June 30, 2009, we held approximately $4.9 million in cash and cash equivalents and $29.8 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
     We are exposed to market risk, including changes in interest rates affecting the return on our investments. We have established procedures to manage our exposure to fluctuations in interest rates.
     The assets and liabilities of the Company’s Canadian subsidiary, whose cash flows are primarily in local currency, have been translated into U.S. dollars using current exchange rates at each balance sheet date. The operating results of this subsidiary have been translated at average exchange rates that prevailed during each reporting period. Adjustments resulting from translation of foreign currency financial statements are reflected as accumulated other comprehensive income in the consolidated balance sheets. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than that of the entity’s functional currency), excluding long-term intercompany receivables and investments, are included in operations in the period in which they occur. Foreign currency translation and exchange gains and losses have not had, and are not expected to have, a material effect on the results of operations of the Company.
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $29.8 million at June 30, 2009. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately four months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $25,000.

Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Management’s report on internal controls over financial reporting as of December 31, 2008, was included in our Annual Report on Form 10-K for the year-end December 31, 2008. In the report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
          There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          From time to time, in the normal course of business, we are involved with disputes and there are various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us.
Item 1A. Risk Factors
Risk Factors
          Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2009. There have been no material changes in the risks affecting AMICAS since the filing of our Form 10-K with the exception of the following risk factors.
We may not see the benefits of government programs initiated to counter the effects of the current economic situation.
Although government programs initiated to counter the effects of the current economic situation may include expenditures made to stimulate business and improve efficiency within the health care sector, we cannot assure you that we will receive any of those funds. For example, the recent passage of the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, authorizes approximately $17 billion in expenditures to further adoption of electronic health records. Although we believe that our image and information management offerings may meet the requirements of the HITECH Act in order for our clients to qualify for reimbursement for implementing and using our services, there can be no certainty that any of the planned reimbursements, if made, will be made in regard to our services.
The U.S. government is considering healthcare reform legislation, which may have a negative impact on our business. Among other things, proposed reductions in Medicare and Medicaid reimbursement rates for radiology procedures could negatively affect revenues of our hospital and imaging clinic customers, which could reduce our customers’ ability to purchase our software and services.
The current administration is considering far-reaching healthcare legislation that could have a negative impact on our business. While the outcome and impact of this legislative process is difficult to predict, one specific recommendation being made by the Medicare Payment Advisory Commission (MedPAC) would increase the scanner utilization rates used by Medicare and Medicaid as a factor in determining reimbursement rates. They currently use a 50% utilization rate factor in the reimbursement formula, and MEDPAC has recommended increasing this factor to 90% utilization, or an increase of 80%, as part of the healthcare reform act currently under consideration in Congress. This change in the utilization rate has the potential to dramatically decrease reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower. This could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.
The business and products that we acquired when we acquired Emageon are subject to the same risks as our other business and products; certain additional risks apply to the Emageon business.
Please refer to the Risk Factors contained in Item 1A of our most recent Annual Report on Form 10-K for a description of the risks facing our business; we believe that these risks apply equally to the business and products that we acquired as part of Emageon, including without limitation, the risks posed by FDA and other governmental regulation.
Emageon had historically depended on a small number of customers for a substantial portion of its sales, and Emageon was dependent on Ascension Health for a large portion of the revenue to come from its contracted backlog. Contracted future revenue from Ascension Health was approximately $18.0 million, or 14%, of Emageon’s contracted backlog at December 31, 2008. In addition, the future revenue and growth of our newly acquired Emageon business will significantly depend on our ability to sell add-on functionality and new products to existing multi-facility customers such as Ascension Health. As a result, the loss of Ascension Health or any other major customers or their failure to renew maintenance and support agreements with us could have a material adverse effect on our revenues and operating results.
Emageon’s business was operated in a fashion that is materially different from ours, and involved complexities and market positioning that may hinder or delay our abilities to successfully complete our integration and to realize the revenue cross-selling opportunities and cost synergies that we have anticipated.
The $9 million in escrowed funds that Emageon received in connection with the termination of the Health Systems Solutions (HSS) merger agreement were provided to HSS by Stanford International Bank Limited, its majority stockholder. Because of charges against, ongoing investigations of, and receivership and liquidation proceedings involving, Stanford International Bank by the SEC and other agencies, all or a portion of those funds could become the subject of a claim or other proceeding, including potential claims of Stanford’s creditors. If we are required to surrender these funds, or are otherwise involved in any proceedings with respect thereto, it could have a material adverse effect on our results of operations or financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
On November 3, 2008, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $5 million. As of June 30, 2009, we have repurchased 280,903 shares of stock under a Rule 10b5-1 trading plan. We did not repurchase any shares of stock in the quarter ended June 30, 2009.

Item 4. Submission Of Matters To A Vote Of Security Holders
          We held our Annual Meeting of Stockholders on June 22, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter, if applicable.
1.	To elect six members of the Board of Directors to serve until the 2011 Annual Meeting of Stockholders.

	Shares	Shares	Shares
	Voted For	Voted Against	Abstaining

Stephen J. DeNelsky	28,674,465	—	4,657,318
Joseph D. Hill	28,664,536	—	4,667,247
Stephen N. Kahane, M.D., M.S.	28,675,993	—	4,655,790
Stephen J. Lifshatz	28,675,665	—	4,656,118
David B. Shepherd	28,676,803	—	4,654,980
John J. Sviokla	28,673,865	—	4,657,918
          Following the meeting, our board of directors consisted of Stephen, J. DeNelsky, Joseph D. Hill, Stephen N. Kahane, M.D., Stephen J. Lifshatz, David B. Shepherd and John J. Sviokla.
2.	To ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2008.

	Number of Shares
For	Against	Abstaining
32,105,400	1,206,840	19,543

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

3.2	By-Law Amendment adopted on May 12, 2009 (incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on May 15, 2009 (Commission File No. 000-25311)).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2009.

AMICAS, Inc.
By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.
Stephen N. Kahane M.D., M.S.
Chief Executive Officer