Form 10-Q
period 2009-09-30
AMICAS, Inc.
filed 2009-11-09
CIK 1028584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 5, 2009 there were 35,913,828 shares of the registrant’s common stock, $.001 par value, outstanding.

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

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$7,988	$7,366
Marketable securities	32,193	47,627
Accounts receivable, net of allowances of $663 and $158, respectively	21,582	10,224
Inventories, net	2,387	—
Prepaid expenses and other current assets	6,751	2,261

Total current assets	70,901	67,478

Property and equipment, less accumulated depreciation and amortization of $6,962 and $7,495, respectively	8,771	965
Goodwill	1,138	—
Acquired/developed software, less accumulated amortization of $12,267 and $10,195, respectively	8,735	5,805
Other intangible assets, less accumulated amortization of $1,019 and $2,144, respectively	5,881	1,256
Other assets	3,373	1,594

Total Assets	$98,799	$77,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,411	$4,156
Accrued employee compensation and benefits	4,783	1,611
Leases payable, current portion	20	—
Deferred revenue	30,729	14,657

Total current liabilities	44,943	20,424

Deferred revenue, long term portion	1,299	—
Other long term liabilities	469	—
Unrecognized tax benefits	206	1,379

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 52,266,867 and 51,473,965 issued, respectively	52	51
Additional paid-in capital	233,769	230,905
Accumulated other comprehensive income	40	100
Accumulated deficit	(134,626)	(128,549)
Treasury stock, at cost, 16,357,854 and 16,270,088 shares, respectively	(47,353)	(47,212)
Total stockholders’ equity	51,882	55,295

Total Liabilities and Stockholders’ Equity	$98,799	$77,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Maintenance and services	$21,174	$9,616	$50,454	$29,921
Software licenses and system sales	6,022	2,682	11,507	8,740

Total revenues	27,196	12,298	61,961	38,661

Costs and expenses
Cost of revenues:
Maintenance and services	9,101	4,634	22,716	13,707
Software licenses and system sales	4,191	1,067	7,696	3,948
Amortization of software	750	571	2,071	1,632

Total cost of revenues	14,042	6,272	32,483	19,287

Gross profit	13,154	6,025	29,478	19,374

Selling, general and administrative	7,198	4,971	19,478	15,426
Research and development	4,143	2,153	11,041	6,599
Acquisition related and integration costs	806	—	2,451	—
Restructuring costs	446	—	3,919	—
Amortization of intangibles	172	107	375	320

Total operating expenses	12,765	7,231	37,264	22,345

Operating income (loss)	389	(1,206)	(7,786)	(2,972)
Interest income	120	420	670	1,781
Other income (expense)	(8)	—	(2)	—
Loss on sale of investments	—	—	—	(31)

Income (loss) before provision for income taxes	501	(786)	(7,118)	(1,222)
(Benefit from) provision for income taxes	(1,174)	23	(1,041)	151

Net income (loss)	$1,675	$(809)	$(6,077)	$(1,373)

Income (loss) per share
Basic:	$0.05	$(0.02)	$(0.17)	$(0.03)

Diluted:	$0.05	$(0.02)	$(0.17)	$(0.03)

Weighted average number of shares outstanding
Basic	35,511	36,004	35,313	39,976
Diluted	37,166	36,004	35,313	39,976
See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities
Net loss	$(6,077)	$(1,373)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,225	835
Provisions for bad debts	153	70
Loss on disposal of fixed assets	752	6
Amortization of software	2,071	1,632
Non-cash stock compensation expense	1,465	1,057
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	370	40
Inventories, prepaid expenses and other	(540)	103
Accounts payable, accrued expenses and accrued employee compensation and benefits	(1,943)	(119)
Deferred revenue	7,200	852
Other long term liabilities	469	—
Unrecognized tax benefits	(1,173)	76

Cash provided by operating activities	4,972	3,179

Investing activities
Business acquisition, net of cash acquired	(20,698)	—
Purchases of property and equipment	(279)	(589)
Purchases of held-to-maturity securities	(53,772)	(220,708)
Maturities of held-to-maturity securities	126,833	212,945
Purchases of available-for-sale securities	(106,335)	(17,590)
Sales of available-for-sale securities	48,641	53,625

Cash (used in) provided by investing activities	(5,610)	27,683

Financing activities
Repurchases of common stock	(141)	(24,479)
Exercise of stock options	1,435	325

Cash provided by (used in) financing activities	1,294	(24,154)

Increase in cash and cash equivalents	622	6,708
Cash and cash equivalents at beginning of period	7,366	8,536

Cash and cash equivalents at end of period	$7,988	$15,244

Supplemental disclosure of cash paid during the period for:
Income taxes, net of refunds	$—	$116
Non-cash investing activities:
Unrealized gain on available-for-sale securities	$66	$26
See Accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
A. Business
          AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), AMICAS, Inc. is a leading independent provider of imaging IT solutions. AMICAS offers the a comprehensive suite of image and information management solutions — from radiology picture archiving systems (“PACS”) to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Hospitals are provided with a comprehensive image management solution for cardiology and radiology that complements existing electronic medical record (“EMR”) strategies to enhance clinical, operational, and administrative functions.
B. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to U.S. Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Emageon Inc since the acquisition on April 2, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events
          We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued on November 9, 2009.
Revenue Recognition
          The Company recognizes revenue in accordance with FASB ASC 605 — Revenue Recognition (originally issued as Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff

Accounting Bulletin 104, “Revenue Recognition in Financial Statements” and EITF 01-14, “Income Statement Characterization of Reimbursements for ‘Out-of-Pocket’ Expenses Incurred”). Revenue from software licenses and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware unless the contract contains acceptance provisions. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company can be remaining. Otherwise, recognition of revenue from the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.
          The Company reviews all contracts that contain non-standard payment terms. For these contracts the Company reviews customer credit history to determine probability of collection and to determine whether or not the Company has a history of granting post contract concessions. When there is a history of successfully collecting payments from a customer without making post contract concessions, revenue is recognized upon delivery. In instances where there is not an established payment history and/or if the payment terms are in excess of twelve months revenue is recognized as payments become due and payable. License and service arrangements generally do not require significant customization or modification of software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to software products’ source code or where there are acceptance criteria or milestone payments, recognition of software license revenue is deferred. In instances where it is determined that services are essential to the functionality of the software and there are no acceptance provisions, service revenues and software license and systems revenues are recognized using the percentage of completion method.
          Most of the Company’s sales and licensing contracts involve multiple elements, in which case the total value of the customer arrangement is allocated to each element based on the vendor specific objective evidence, or VSOE, of the fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services) but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. The Company accounts for certain third-party hardware/software and third-party hardware/software maintenance as separate units of accounting as the items to be purchased are “off-the-shelf” and can be sold separately on a standalone basis.
          Contracts and arrangements with customers may include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period. The timing of customer acceptances could materially affect the results of operations during a given period.
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
     As of September 30, 2009, marketable securities consisted of the following, in thousands:

	September 30, 2009
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
State and municipal obligations	$22,220	$38	$(3)	$22,255
Federal agency	4,489	17	(19)	4,487

Total	$26,709	$55	$(22)	$26,742

	September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Held-to-maturity:
Commercial paper	$5,451	$1	$(1)	$5,451

Total	$5,451	$1	$(1)	$5,451

     Available for sale securities were recorded at fair value of $26.8 million as of September 30, 2009 and held to maturity securities were recorded at amortized cost of $5.4 million, resulting in total marketable securities of $32.2 million.
The contractual maturities of our available-for-sale state and municipal obligations and federal agency securities are as follows:

September
30, 2009
Contractual maturities of available-for-sale securities
Due within one year	$2,888
Due between one to five years	6,979
Due between five to ten years	1,200
Due after 10 years	15,675

Total	$26,742

     All of our held to maturity securities mature within one year and accordingly are classified as short-term in the accompanying balance sheets.
Inventories
          Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value. Costs of purchased third-party hardware and software associated with the Company’s customer contracts are included as inventories in the Company’s consolidated balance sheets and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met. A summary of inventories is as follows:

	September	December 31,
	30, 2009	2008

Third-party components	$1,123	$—
Work-in-process	209	—
Completed systems	1,055	—
	-
Total inventories	$2,387	$—

Share-Based Payments
          The Company follows the guidance in FASB ASC 718 — Compensation (originally issued as SFAS 123(R), “Share Based Payment”). The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock-based compensation. Under the guidance of FASB ASC 718, the Company recorded $527,000 and $438,000 of stock-based compensation expense in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2009 and September 30, 2008, respectively. During the nine months ended September 30, 2009 and September 30, 2008, the Company recorded stock-based compensation expense of $1,465,000 and $1,057,000, respectively.
          For the three and nine months ended September 30, 2009 and September 30, 2008, the Company used the following assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average risk-free interest rate	2.40%	3.23%	2.02%	2.85%
Expected dividend yield	—	—	—	—
Expected stock price volatility	55.1%	46.9%	51.0% - 55.1%	43.6% - 46.9%
Weighted average expected life (in years)	5.0	5.0	5.3	5.8
Weighted average fair value	$1.94	$1.18	$1.01	$1.15

          During the nine months ended September 30, 2009 and 2008, the weighted average fair value of the right to purchase shares under the employee stock purchase plan was $1.17 and $0.91 per share, respectively, using the following assumptions:

	Stock Purchase Plan
	Period ended September 30,
	2009	2008

Average risk-free interest rate	0.28%	1.88%
Expected dividend yield	—	—
Expected stock price volatility	72.2%	33.9%
Weighted average expected life (in years)	0.5	0.5
Weighted average fair value	$1.17	$0.91
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
          The unamortized fair value of stock options as of September 30, 2009 and September 30, 2008 was $2.6 million and $2.3 million, respectively, which is expected to be recognized over the weighted average remaining period of 2.0 years and 2.4 years, respectively.
     The following table summarizes activity under all of the Company’s stock option plans for the nine months ended September 30, 2009 (in thousands, except for per share and contractual term amounts):

				Weighted
			Weighted	Average
			Average	Remaining
	Shares		Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant (2)	Outstanding	Share	(years)	Value (1)

Balance at December 31, 2008	3,720	8,309	$2.89	5.03	$233
Options granted	(1,389)	1,332	2.09
Options exercised	—	(591)	2.05
Options cancelled/forfeited	88	(179)	4.94

Balance at September 30, 2009	2,419	8,871	2.78	5.8	$9,494

Exercisable, September 30, 2009		5,445	$3.12	4.2	$4,813

(1)	The aggregate intrinsic value set forth in this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2008 or September 30, 2009 and the exercise price of the underlying options.

(2)	Shares available for grant include restricted stock grants which are issued from the 2006 Stock Incentive Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator — (loss) income:
Net income (loss)	$1,675	$(809)	$(6,077)	$(1,373)

Denominator:

Basic weighted average shares outstanding	35,511	36,004	35,313	39,976
Effect of dilutive securities	1,655	—	—	—

Diluted weighted average shares outstanding	37,166	36,004	35,313	39,976

Basic EPS:	$0.05	$(0.02)	$(0.17)	$(0.03)

Diluted EPS:	$0.05	$(0.02)	$(0.17)	$(0.03)

          Stock options to purchase approximately 0.8 million shares, 2.9 million shares, 2.7 million shares and 3.3 million shares of the Company’s common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive. However, these options could be dilutive in the future.
Comprehensive Income (Loss)
          Comprehensive income (loss) is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 consists of net income (loss) and net unrealized gains (losses) on marketable securities. The components of comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Net loss	$(6,077)	$(1,373)
Net unrealized gain (loss) on marketable securities	66	26
Foreign currency gain (loss)	6	—

Total comprehensive loss	$(6,005)	$(1,347)

C. Equity Transactions

Restricted Stock
          As of September 30, 2009, an aggregate of 152,624 shares of restricted stock had been granted to the Company’s non-employee directors. The restrictions lapse after the service period which is the earlier of one year from the date of grant or the date the director completes a full term as a director. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is amortized on a straight-line basis over the service period. Approximately $115,000 is expected to be recognized over the remaining weighted-average amortization period of nine months when the restrictions lapse.
          During the quarter ended September 30, 2009, the Company recognized $37,000 in stock-based compensation expense which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at September 30, 2009 was $218,000.
          A summary of the Company’s restricted stock activity and related information for the quarter ended September 30, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Restricted at December 31, 2008	36,269	$2.79
Granted	60,690	2.62
Unrestricted	(36,269)	2.79

Restricted at September 30, 2009	60,690	$2.62

Repurchase of Common Stock
          On November 3, 2008, the Company’s Board of Directors approved the Company’s repurchase of shares of common stock having an aggregate value of up to $5 million. The Company has repurchased 280,903 shares of stock under a Rule 10b5-1 trading plan. During the three months ended September 30, 2009, the Company did not repurchase any shares of stock.
D. Commitments and Contingencies
Commitments
          The Company leases office and research facilities and other equipment under various agreements that expire in 2009, 2010, 2012, and 2013.
Future minimum lease payments under all operating leases with original non-cancelable terms in excess of one year are as follows:

Operating
Year	lease payments
(in thousands)
2009	$653
2010	2,051
2011	1,838
2012	1,570
2013	231
Thereafter	—

Total	$6,343

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
Birmingham, Alabama: 43,500 square feet of leased office space, at a monthly cost of $67,075, under a lease that expires in March 2010. During the third quarter of 2009, the Company completed the exit of the facility. The Company has a liability of $0.7 million associated with the lease costs of the vacated space recorded as of September 30, 2009.
Winter Park, Florida: 2,000 square feet of leased office space at a monthly cost of $2,882 per month under a lease that expires in October 2010. The Company has vacated this space and relocated the employees to the Daytona Beach, Florida office during the second quarter of 2009. The Company has recorded a liability of approximately $46,000 associated with the lease costs of the vacated space as of September 30, 2009.
Madison, Wisconsin: In connection with the acquisition of Emageon (see Note H), the Company acquired an existing lease obligation which extends through January, 2013. The facility has been subleased to another entity. The net lease obligation has been accrued and at September 30, 2009 the accrued liability was $0.4 million.
Employee Savings Plan
          In connection with the Company’s employee savings plans, the Company has committed to contribute to such plans during the 2009 plan year. The matching contribution for the remainder of 2009 is estimated to be approximately $0.3 million and will be made in cash.
Contingencies
          From time to time, in the normal course of business, various claims are made against the Company. There are no material proceedings to which the Company is a party, and management is unaware of any material contemplated actions against the Company.
          As permitted under Delaware law, the Company’s By-Laws provide for the Company to indemnify its officers and directors for certain events or actions occurring while the officer or director is or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification provision is unlimited; however, the Company has director and officer insurance that enable the Company to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification provisions is minimal.

The Company had no liabilities recorded for these provisions as of September 30, 2009.
          The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, will agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with noninfringing software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2009.
Guarantees
          The Company has identified the guarantee described below as disclosable in accordance with FASB ASC 460 — Guarantees (originally issued as FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”).
          During the second quarter of 2009, in connection with the financing arrangement of a customer, the Company provided a guarantee to the lender on behalf of the customer. The Company has recorded a liability as deferred revenue for this guarantee which represented approximately $1.0 million at September 30, 2009. Revenue will be recognized as the guarantee is reduced.
E. Income Tax
     Provision
          In the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $1,174,000 and $1,041,000 as compared to an income tax provision of $23,000 and $151,000 in the three and nine months ended September 30, 2008. The income tax benefit for the three and nine months ended September 30, 2009 is due to the net tax benefit related to uncertain tax positions. The tax provisions for the three and nine months ended September 30, 2008 are primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with FASB ASC 740 — Income Taxes (now including Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”).
     Uncertain tax positions
          At September 30, 2009, the total amount of gross unrecognized tax benefits was $150,000 as compared to the December 31, 2008, total amount of $1.1 million. During the three months ended September 30, 2009, a net tax benefit of approximately $950,000 was recognized as a result of the expiration of the statute of limitations for certain tax positions related to the 2005 tax year. The Company also recorded a net tax benefit of approximately $270,000 related to accrued interest on those tax positions for which the statute of limitations has expired.
          The tax years 1997 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2008, the Company had accrued $162,500 of interest and penalties related to uncertain tax positions. As of September, 2009, the total amount of accrued interest and penalties is $50,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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
G. Fair Value Measurements
          Effective January 1, 2008, the Company adopted the guidance in FASB ASC 820 — Fair Value Measurements and Disclosures (originally issued as Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC 820 clarifies that fair value is an exit price, representing the amount that would be received pursuant to the sale of an asset or paid pursuant to the transfer a liability in an orderly transaction between market participants. It also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
          FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:
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
          The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and short term investments. The Company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
          The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.
          The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-

grade corporate bonds, and state and municipal obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.
          The following table sets forth the Company’s cash and cash equivalents and marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair value measurements using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$7,988	$—	$—	$7,988
Commercial paper	5,451	—	—	5,451
Federal agency obligations		4,487		4,487
State and municipal obligations	—	22,255	—	22,255

Total	$13,439	$26,742	$—	$40,181

Items Measured in Fair Value on a Nonrecurring Basis
          Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not record any impairment charges for these assets during the three and nine months ended September 30, 2009.
H. Acquisition of Emageon
          On April 2, 2009 the Company completed the acquisition of Emageon Inc. AMICAS acquired 88% of the outstanding shares of Emageon Inc. via tender offer, another 2% of the shares were acquired via exercise by the Company of its “top-up” option, and the acquisition was then completed via statutory short-form merger. As a result of the acquisition the Company’s combined solution suite will include radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities.
          The goodwill of $1,138 arising from the acquisition consists largely of synergies, the trained and assembled workforce, and economies of scale from combining the operations of Emageon and AMICAS. None of the goodwill will be deductible for tax purposes.
          The consolidated statement of operations for the nine months ended September 30, 2009 includes the operating results of Emageon from the date of acquisition. These results include $23,908 of revenues for the period April 2, 2009 through September 30, 2009.
          The fair value of consideration transferred as of the acquisition date was $39,043 which was paid in cash. The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed recognized at April 2, 2009, the acquisition date.

Identifiable assets acquired and liabilities assumed	Amount
Cash	$18,345
Accounts receivable, net	11,881
Inventories, net	2,005
Prepaid expenses and other current assets	4,339
Land	800
Buildings & improvements	4,260
Machinery & equipment	5,063
Restricted cash and other noncurrent assets	1,812
Identifiable intangible assets	10,000
Deferred revenue liability	(10,171)
Accounts payable	(7,963)
Accrued payroll and related costs	(2,191)
Other long term liabilities	(275)
Goodwill	1,138

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
Pro Forma Financial Results
          The following table presents pro forma condensed consolidated financial results from operations as if the acquisition described above had been completed at the beginning of each period presented:

	Nine Months Ended
	September 30,
	(in thousands)
	2009	2008

Pro forma revenue	$78,989	$91,991

Pro forma net income (loss)	299	(37,828)

Pro forma loss per share
Basic:	$0.01	$(0.91)
Diluted:	$0.01	$(0.91)

Weighted average number of shares outstanding
Basic	35,313	39,976
Diluted	35,946	39,976
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
I. Goodwill and Acquired Intangible Assets
Intangible assets as of September 30, 2009 consisted of the following:

	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net Value	Useful Life
				(in years)

Intangible assets subject to amortization:

Technology	$5,002	$(357)	$4,645	7
Customer Related Assets	4,100	(228)	3,872	9
Non-Compete Agreements	500	(28)	472	9
Trademarks & Trade Names	400	(25)	375	8

Total	$10,002	$(638)	$9,364

Intangible assets not subject to amortization:

Goodwill	1,138	—	1,138
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
The estimated future amortization expense of purchased intangible assets as of September 30, 2009 was as follows:

Fiscal Year	Amount
2009 (remaining three months)	$319
2010	1,275
2011	1,276
2012	1,275
2013	1,276
Thereafter	3,943

Total	$9,364

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
          A restructuring initiative was implemented by the Company during the second quarter of fiscal 2009. Restructuring and related expense during the second quarter of 2009 totaled $3.5 million, which included $0.7 million in excess facilities charges, $2.1 million in severance and termination costs, and $0.6 million in disposal of leasehold improvements, furniture and equipment in the sites exited under the restructuring and $0.1 million of other equipment relocation and storage charges.
          In the third quarter of 2009, the Company incurred additional restructuring charges totaling $0.5 million, which included $0.2 million of excess facilities charges and $0.3 million of severance and termination costs. The associated restructuring expense for excess facilities was recorded in the second quarter of 2009 upon their respective “cease-use” dates in accordance with FASB ASC 420 — Exit or Disposal Cost Obligations (originally issued as FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities “).
The following table summarizes the accrued restructuring liabilities thru September 30, 2009 (in thousands).

			Total
	Facilities	Severance	Accrual
Accrued as of June 30, 2009	$719	$636	$1,355
Paid	(198)	(457)
Accrued	231	266

Accrued as of September 30, 2009	$752	$445	$1,197

Future payments are as follows:

	Facilities	Severance	Total
2009	$247	$445	$692
2010	326		326
2011	80		80
2012	82		82
2013	40		40

	775	$445	$1,220

Future accretion			(23)

Total accrued			$1,197

K. Recent Accounting Pronouncements
Adopted Accounting Pronouncements
          Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
          Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.
          Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.
          Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.
          In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.
          Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
          In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

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
Overview
          AMICAS, Inc. (we,” “us,” “our,” “AMICAS” or the “Company”) is the leading independent provider of imaging IT solutions to the healthcare industry. AMICAS offers a comprehensive suite of image and information management solutions — from radiology PACS to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Hospitals are provided with a comprehensive image management solution for cardiology and radiology that complements existing EMR strategies to enhance clinical, operational, and administrative functions.
          Our solutions are designed to drive productivity and quality improvements for image-intensive specialties across the continuum of care. AMICAS solutions are installed at thousands of facilities across the United States — ranging from the largest integrated delivery networks (IDN’s) to the smallest imaging centers.
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
          In fiscal year 2008 and in 2009, there has been a trend towards large multi-site customers in the ambulatory market. This trend has also prompted a shift from payment of the license fee in advance to multi-year payment arrangements where payments occur ratably over time. We believe that this shift is due to the need for radiology groups to reduce their up-front capital expenditures as compared to those typically required in a traditional software sale. We believe this trend has had a negative impact on our revenues because the revenues are being recognized over extended periods. Software discounts have remained relatively constant during 2009; however, continued economic uncertainty could both impact the level of discounts as well as delay capital purchasing decisions. Revenues in the acute care market consist primarily of software licenses and the associated maintenance and services. We believe the acute care market continues to be driven by the replacement market for existing PACS systems, especially to reduce total cost of ownership and reduce overhead costs. We believe the replacement market represents an attractive opportunity for our solution to improve return on investment and lower costs. However, continued economic uncertainty could cause potential customers to delay or eliminate replacement initiatives and the related capital expenditures when they have an existing system.
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
•	Revenue Recognition.

•	Accounts Receivable.

•	Long-lived Assets.

•	Goodwill Assets and Business Combinations.

•	Income Taxes.

•	Share-Based Payment.

•	Inventory.

          These policies are unchanged from those used to prepare the 2008 annual consolidated financial statements except for inventory, which we discuss in Note B. We discuss our critical accounting policies in Item 7 under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
          See Note K to the Condensed Consolidated Financial Statements.

Results of Continuing Operations
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Maintenance and services	$21,174	$11,558	120.2%	$9,616	$50,454	$20,533	68.6%	$29,921

Percentage of total revenues	77.9%			78.2%	81.4%			77.4%

Software licenses and system sales	$6,022	$3,340	124.5%	$2,682	$11,507	$2,767	31.7%	$8,740

Percentage of total revenues	22.1%			21.8%	18.6%			22.6%

Total revenues	$27,196	$14,898	121.1%	$12,298	$61,961	$23,300	60.3%	$38,661

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
          Maintenance and services revenues grew 120.2% or $11.6 million in the third quarter of 2009 as compared to the third quarter of 2008. The components of the change are as follows:
•	Software and hardware maintenance revenues increased approximately $10.0 million in the third quarter of 2009 as compared to the third quarter of 2008. The primary driver of the increase was $7.3 million of software and hardware maintenance revenues due to the acquisition of Emageon. The additional increase was the result of approximately $1.4 million of organic growth due to continued increases in the size of our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems, and to maintain our existing installed base through product updates and ongoing customer support and maintenance.

•	Professional services revenues increased by approximately $1.6 million in the third quarter of 2009 as compared to the third quarter of 2008. Service revenues increased $0.9 million due to the acquisition of Emageon, and an increase of $0.6 million in service revenues as compared to the third quarter of 2008. The increase in service revenues was due to the recognition of services revenues that had been previously deferred for product acceptance and/or payment terms combined with new service revenue associated with new customer installations.
          Maintenance and services revenues grew 68.6% or $20.5 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The components of the change are as follows:
•	Software and hardware maintenance revenues increased approximately $18.8 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The primary driver of the increase was $16.5 million due to the acquisition of Emageon. The remaining increase of $2.3 million is due to organic growth in our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product updates and ongoing customer support and maintenance.

•	Professional service revenues increased by approximately $1.7 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Service revenues increased $2.1 million due to the acquisition of Emageon, offset by a $0.4 million decrease in service revenues as compared to the nine months ended September 30, 2008. The year to date decrease in service revenues is primarily due to delays in revenue recognition in the first half of 2009.
Software license and systems revenues
          Software license and system revenues increased 124.5% or $3.3 million in the third quarter of 2009 as compared to the third quarter of 2008. The increase in software license and systems revenues was due to an increase of $3.4 million of additional revenues from our acquisition of Emageon offset by a decrease of $0.1 million in software license and systems revenues versus 2008. The decrease of $0.1 million was primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue, In general, the recognition of software license and systems revenues under generally accepted accounting principles can depend on product mix (i.e. whether systems or software are being sold), and whether there are changes in the prevailing terms (such as payment terms) under which our sales are concluded, all of which may vary over time and from quarter to quarter.
          Software license and system revenues increased 31.7% or $2.8 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase in software license and systems revenues was due to an increase of $5.0 million of additional revenues from our acquisition of Emageon offset by a decrease of $2.2 million versus the nine months ended September 30, 2008. The decrease of $2.2 million was primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue and the effect of a large system sale that occurred in the first quarter of 2008. In general, the recognition of software license and systems revenues under generally accepted accounting principles can depend on product mix (i.e. whether systems or software are being sold), and whether there are changes in the prevailing terms (such as payment terms) under which our sales are concluded, all of which may vary over time and from quarter to quarter.
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

Cost of revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Maintenance and services	$9,101	$4,467	96.4%	$4,634	$22,716	$9,009	65.7%	$13,707
Percentage of maintenance and services revenues	43.0%			48.2%	45.0%			45.8%

Software licenses and hardware sales	$4,191	$3,124	292.8%	$1,067	$7,696	$3,748	94.9%	$3,948
Percentage of software licenses and hardware sales	69.6%			39.8%	66.9%			45.2%

Amortization of capitalized software	$750	$179	31.3%	$571	$2,071	$439	26.9%	$1,632
Percentage of software licenses and hardware sales	12.5%			21.3%	18.0%			18.7%

Total cost of revenues	$14,042	$7,770	123.9%	$6,272	$32,483	$13,196	68.4%	$19,287

Cost of maintenance and services revenues
          Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.
          Cost of maintenance and services revenue for the third quarter of 2009 increased $4.5 million or 96.4% versus the third quarter of 2008. The primary driver of this increase is related to the revenue increase from the acquisition of Emageon with the balance of the increase related to the increase of $1.4 million maintenance revenue in the third quarter of 2009 versus the third quarter of 2008.
          Cost of maintenance and services revenue for the nine months ended September 30, 2009 increased $9.0 million or 65.7% versus nine months ended September 30, 2008. The primary driver of the increase is related to the revenue increase from the acquisition of Emageon. The remainder of the increase is due to the increase in maintenance revenue for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.
Cost of software license and hardware revenues
          Cost of software license and system revenues consists primarily of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems and software.
          Cost of software licenses and system sales increased $3.1 million or 292.8% in the third quarter of 2009, versus the third quarter of 2008. The increase in cost of software licenses and hardware sales is related to the increase in third party software and hardware revenue.
          Cost of software licenses and hardware sales increased $3.7 million or 94.9% for the nine months ended September 30, 2009, versus the nine months ended September 30, 2008. The increase in the cost of software license and systems revenues was directly related to the increase in third party software and hardware revenue.

Amortization of capitalized software
          Capitalized software represents purchased and acquired software which is amortized to cost of sales.
          Amortization of capitalized software increased by $179,000 or 31.3% in the third quarter of 2009 versus the third quarter of 2008. The increase is amortization was due to the acquisition of additional technology assets as part of the acquisition of Emageon.
          Amortization of capitalized software increased by $439,000 or 26.9% for the nine months ended September 30, 2009 versus nine months ended September 30, 2008. The increase in amortization was due to the acquisition of additional technology assets as part of the acquisition of Emageon and the amortization of the AMICAS Financials software application.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Selling, general and administrative	$7,198	$2,227	44.8%	$4,971	$19,478	$4,052	26.3%	$15,426

Percentage of total revenues	26.5%			40.4%	31.4%			39.9%

Research and development	$4,143	$1,990	92.4%	$2,153	$11,041	$4,442	67.3%	$6,599

Percentage of total revenues	15.2%			17.5%	17.8%			17.1%

Amortization of intangible assets	$172	$65	60.7%	$107	$375	$55	17.2%	$320

Percentage of total revenues	0.6%			0.9%	0.6%			0.8%

Restructuring costs	$446	$446	—	$—	$3,919	$3,919	—	$—

Percentage of total revenues	1.6%			0.0%	6.3%			0.0%

Acquisition related and integration costs	$806	$806	—	$—	$2,451	$2,451	—	$—

Percentage of total revenues	3.0%			0.0%	4.0%			0.0%

Selling, general and administrative
          Selling, general and administrative expenses include fixed and variable compensation and benefits of all personnel (other than research and development and services personnel), facilities, travel, communications, bad debt, legal, marketing, insurance and other administrative expenses.
          Selling, general and administrative expenses increased from $5.0 million for the three months ended September 30, 2008 to $7.2 million for the same period in 2009. This increase is primarily the result of increased sales and marketing, and administrative headcount and expenses related to the acquisition of Emageon, combined with higher commissions.
          Selling, general and administrative expenses increased from $15.4 million in the nine months ended September 30, 2008 to $19.5 million in the nine months ended September 30, 2009. This increase was primarily the result of increased sales, marketing and administrative headcount, and expenses related to the acquisition of Emageon, combined with higher commissions.

Research and development
          Research and development expense of $4.1 million in the three months ended September 30, 2009 represents an increase of approximately $1.9 million from $2.2 million for the same period in 2008. This increase was primarily the result of increased headcount and related expenses to support development related to the acquisition of Emageon.
          For the nine months ended September 30, 2009, research and development expense increased to $11.0 million from $6.6 million for the same period in 2008. This increase was primarily the result of increased third party R&D spend, headcount and related expenses to support development related to the acquisition of Emageon.
Amortization
          Amortization increased from $107,000 in the three months ended September 30, 2008 to $172,000 in the three months ended September 30, 2009. The increase is due to the increased amortization resulting from intangible assets acquired that were acquired as part of the acquisition of Emageon.
          Amortization increased from $320,000 in the nine months ended September 30, 2008 to $375,000 in the nine months ended September 30, 2009. The increase is due to an increase in amortization related to the intangible assets that were acquired as part of the acquisition of Emageon offset by a decrease in the amortization of an intangible asset that became fully amortized in November, 2008.
Restructuring costs
          We incurred additional restructuring costs of $0.5 million related to our acquisition of Emageon during the third quarter of 2009, which included $0.2 million in excess facilities charges, $0.3 million in severance and termination costs. Our total restructuring costs of $3.9 million through the third quarter of 2009 include $0.9 million in excess facilities charges, $2.4 million in severance and termination costs, and $0.6 million in disposal of leasehold improvements, furniture and equipment in the sites exited under the restructuring, and $0.1 million of other equipment relocation and storage charges. We expect to incur additional restructuring costs in the remainder of the fiscal year.
Acquisition related and integration costs
          We incurred approximately $0.8 and $2.5 million in acquisition related and integration costs related to our acquisition of Emageon Inc, during the three and nine months ended September 30, 2009, respectively. These costs consisted primarily of legal, accounting, and fees for consulting services. We expect to incur additional integration costs in the remainder of the current fiscal year.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands except percentage)				(In thousands except percentage)
			Change				Change
	2009	Change	(%)	2008	2009	Change	(%)	2008

Interest income	$120	$(300)	(71.4)%	$420	$670	$(1,111)	(62.4)%	$1,781

Other income	$(8)	$(8)	—	$—	$(2)	$(2)	—	$—

Loss on sale of investment	$—	$—	—	$—	$—	$(31)	-100.0%	$31

          The decrease of approximately $300,000 and $1.1 million in interest income for the three and nine months ended September 30, 2009, respectively, was due to both lower yields and lower investment balances in our investment portfolio as compared to the same periods in 2008.
          We sold an investment during the first quarter of 2008 that resulted in a loss of approximately $31,000. We do not expect to realize significant investment losses in our portfolio in the remainder of 2009.
Provision for income taxes
          In the three and nine months ended September 30, 2009, we recorded an income tax benefit of $1,174,000 and $1,041,000, as compared to income tax provisions of $23,000 and $151,000, respectively, in the three and nine months ended September 30, 2008. The income tax provision in the three and nine months ended September 30, 2008 is primarily due to the effect of state tax liabilities and interest on uncertain tax positions. The income tax benefit for the three and nine months ended September 30, 2009 primarily results from the reversal of unrecognized tax benefits due to the expiration of the statute of limitations for certain tax positions related to the 2005 tax year.
Liquidity and Capital Resources
          To date, we have financed our business through cash flows from operations, and proceeds from the issuance of common stock. Based upon our current working capital position current operating plans expected business conditions, and our acquisition of Emageon Inc. on April 2, 2009, we expect that our cash, cash equivalents and cash flow from operations will be sufficient to fund our working capital needs over the twelve months from September 30, 2009. In addition, at this point in time, our liquidity has not been materially impacted by the disruption in the capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
          Our cash, cash equivalents and marketable securities balance was $40.2 million as of September 30, 2009, as compared to $55.0 million as of December 31, 2008. In April of 2009, we utilized approximately $39.0 million and acquired $18.3 million of cash in the acquisition of Emageon Inc.
          Cash provided by operating activities for the nine months ended September 30, 2009 was $5.0 million as compared to $3.2 million in the same period in 2008. The increase in cash provided by operating activities was due to the increase in deferred revenue, offset by decreases in prepaid expenses and accounts payable. The increase in deferred revenue was primarily attributable to payments from customers where we have been unable to recognize revenue as well as the fair value of acquired deferred revenue from Emageon Inc. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments and acquisition and restructuring costs associated with our acquisition of Emageon Inc.
          Cash used in investing activities for the nine months ended September 30, 2009 was $5.6 million, as compared to $27.7 million of cash provided in the same period in 2008. We used approximately $20.7 million of cash in the acquisition of Emageon Inc., offset by an increase of $15.4 million from the sale of marketable securities
          Cash provided by financing activities for the nine months ended June 30, 2009 was approximately $1.3 million, consisting of $1.4 million generated in connection with the exercise of stock options, and $141,000 used to repurchase common stock, as compared to $24.2 million of cash used in the same period in 2008. Cash used in 2008 was primarily to repurchase common stock.

          The following table summarizes, as of September 30, 2009, the general timing of future payments under our lease agreements and capital lease agreements, that include noncancellable terms, and other long-term contractual obligations:

		October 1,
		2009 to
		December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
		(dollars in thousands)
Operating Leases	$6,343	$653	$2,051	$1,838	$1,570	$231	$—

Capital Leases	18	9	9	—	—	—	—

Other Commitments	1,451	1,355	96	—	—	—	—

Total	$7,812	$2,017	$2,156	$1,838	$1,570	$231	$—

          We describe our properties in Note D, Commitments and Contingencies.
          In connection with our employee savings plans, we are committed to contribute to the plans during the 2009 plan year. The matching contribution for 2009 is estimated to be approximately $0.3 million and will be made in cash.
          We anticipate capital expenditures of approximately $0.5 million for the remainder of 2009.
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
     As of September 30, 2009, we held approximately $8.0 million in cash and cash equivalents and $32.2 million in marketable securities. Cash equivalents are carried at fair value, which approximates cost. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as other comprehensive income.
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
     Exposure to market rate risk for changes in interest rates relates to our investment in marketable securities of $32.2 million at September 30, 2009. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately four months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $13,000.

Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, as of such date, were effective at the reasonable assurance level.
          Management’s report on internal controls over financial reporting as of December 31, 2008, was included in our Annual Report on Form 10-K for the year-end December 31, 2008. In the report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
          There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          From time to time, in the normal course of business, we are involved with disputes and there are various claims made against us. There are no material proceedings to which we are a party, and management is unaware of any material contemplated actions against us. During the third quarter, a judgment was awarded against the Company in an amount not considered material. The Company believes that a substantial portion of the damage award was allowed in error, and we intend to vigorously pursue our rights of appeal. If our appeal is unsuccessful, our payment in full of the damages awarded to date would not have a material adverse impact on our financial condition or results of operation.
Item 1A. Risk Factors
Risk Factors
          Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC for the quarters ending March 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2009. There have been no material changes in the risks affecting AMICAS since the filing of our Form 10-K with the exception of the following risk factors.
The U.S. government is considering healthcare reform legislation, which may have a negative impact on our business. Among other things, proposed reductions in Medicare and Medicaid reimbursement rates for imaging procedures could negatively affect revenues of our hospital and imaging clinic customers, which could reduce our customers’ ability to purchase our software and services.
          The current administration is considering far-reaching healthcare legislation that could have a negative impact on our business. While the outcome and impact of this legislative process is difficult to predict, one specific recommendation being made by the Medicare Payment Advisory Commission (MedPAC) would increase the scanner utilization rates used by Medicare and Medicaid as a factor in determining technical reimbursement rates. They currently use a 50% utilization rate factor in the reimbursement formula, and MEDPAC has recommended increasing this factor to 90% utilization, or an increase of 80%, as part of the healthcare reform act currently under consideration in Congress. This change in the utilization rate has the potential to dramatically decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower. A second piece of legislation under consideration would change the Medicare Physician Fee Schedule, caused by changes being considered to the Sustainable Growth Rate (SGR). The changes being considered have the potential to negatively impact the professional component of reimbursement. Either of these changes could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.
We may experience an increased demand for talent in our market, and it may become increasingly difficult to attract and retain qualified people
          Recent and expected healthcare reform and government stimulus legislation may stimulate greater demand for personnel skilled in creating and delivering solutions in the electronic medical records and related markets. As such, AMICAS and other companies in our market space may experience a significant increase in the demand for and compensation payable to qualified healthcare IT personnel in areas such as sales, implementation, and training, and we may encounter greater difficulty in attracting and retaining qualified employees in these areas.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
On November 3, 2008, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $5 million. As of September 30, 2009, we have repurchased 280,903 shares of stock under a Rule 10b5-1 trading plan. We did not repurchase any shares of stock in the quarter ended September 30, 2009.

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
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2009.

AMICAS, Inc.

By:	/s/ Kevin C. Burns

Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane M.D., M.S.

Stephen N. Kahane M.D., M.S.
Chief Executive Officer