Form 10-K
period 2009-12-31
AMICAS, Inc.
filed 2010-03-11
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $97.4 million based on the closing price of $2.78 at which the common equity was last sold. Solely for the purpose of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 9, 2010, there were 37,020,131 shares outstanding of the Registrant’s $0.001 par value common stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, expected to be held in August, 2010, are incorporated into Part III herein by reference.

AMICAS, INC.

Form 10-K

AMICAS, AMICAS One Suite, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS VERICIS,
AMICAS Hemodynamics, AMICAS ECM, AMICAS Documents, AMICAS Dashboards, AMICAS Watch,
AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo Viewer, and Cashfinder Worklist are
trademarks, service marks or registered trademarks and service marks of AMICAS, Inc. All other trademarks and company names mentioned are the property of their respective owners.

PART I

Item 1.	Business.

AMICAS, Inc. (“we,” “us,” “our,” “AMICAS” or the “Company”), is a leading independent provider of imaging IT solutions. AMICAS offers a comprehensive suite of image and information management solutions for healthcare providers — from radiology picture archiving communication system (“PACS”) to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, and radiology practices. Hospitals are provided with a comprehensive image management solution for cardiology and radiology as well as an enterprise-wide image management infrastructure that complements existing electronic medical record (“EMR”) strategies to enhance clinical, operational, and administrative functions.

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

On January 3, 2005, we completed the sale of substantially all of the assets and liabilities of our medical division, together with certain other assets, liabilities, properties and rights of the Company relating to our anesthesiology business (the “Medical Division”) to Cerner Corporation (“Cerner”) and certain of Cerner’s wholly-owned subsidiaries. The Medical Division provided IT-based, specialty-specific solutions for medical practices specializing in anesthesiology, ophthalmology, emergency medicine, plastic surgery, dermatology and internal medicine. The sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement between the Company and Cerner dated as of November 15, 2004.

On April 2, 2009 we completed the acquisition of Emageon Inc (“Emageon”). As a result of the acquisition we expanded our presence in the image and information management market. The resultant combined solution suite now includes radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and enterprise content management or vendor-neutral medical imaging archive capabilities that enable the electronic medical record with imaging content capabilities (the imaging “EMR”). We now have operations in Canada, acquired as part of the Emageon acquisition.

On December 24, 2009, we entered into an Agreement and Plan of Merger by and among AMICAS, Project Alta Holdings Corp., and Project Alta Merger Corp., which provides for the acquisition of 100% of the capital stock of AMICAS by an affiliate of Thoma Bravo, LLC (the “Thoma Bravo Merger Agreement”), for $5.35 per share in cash. On February 23, 2010, we received from Merge Healthcare Incorporated (“Merge”) a proposal to acquire all of the outstanding shares of AMICAS for $6.05 per share in cash, which included an executed definitive commitment letter for $200 million of financing from Morgan Stanley and confirmation that Merge would place a portion of the pre-funded proceeds received from its mezzanine investors into an escrow account directly accessible by AMICAS. After reviewing the proposal, on March 1, 2010, our Board of Directors determined that the proposal constituted a “Superior Proposal” as defined under the Thoma Bravo Merger Agreement. In accordance with the terms of the Thoma Bravo Merger Agreement, we negotiated in good faith with Thoma Bravo during the five business day period to make such adjustments in the terms and conditions of the Thoma Bravo Agreement such that the Merge proposal would cease to constitute a Superior Proposal.

On March 4, 2010, Thoma Bravo notified AMICAS that it was not offering a counter proposal and waived the remainder of the notice period. On March 5, 2010, we terminated the Thoma Bravo Merger Agreement and paid a termination fee of approximately $8.6 million, half of which was reimbursed by Merge. Subsequently, we entered into an Agreement and Plan of Merger (the “Merge Merger Agreement”), dated as of February 28, 2010, by and among AMICAS, Merge and Project Ready Corp. pursuant to which Merge will acquire all of the outstanding shares of AMICAS for $6.05 per share in cash. Under the terms of the Merge Merger Agreement, Merge will commence a cash tender offer for all of AMICAS’ outstanding common stock. Merge will then consummate a merger pursuant to which any untendered shares of AMICAS common stock (other than those shares held by AMICAS’ stockholders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the same $6.05 per share cash price. The tender offer and merger are subject to certain closing conditions, including, but not limited to, a successful tender of a minimum number of shares of AMICAS common stock, antitrust clearance and other regulatory approvals. The merger is expected to close in the second quarter of 2010. There is no financing condition to the consummation of the Acquisition.

Industry Background

The healthcare market is one of the largest vertical markets in the United States with annual spending of more than $2.2 trillion in 2007, representing over 16% of the U.S. gross domestic product. Spending on healthcare continues to outpace the rest of the economy, with experts predicting that healthcare expenditures will reach 19.5% of the U.S. gross domestic product by 2017.1 Within the healthcare market vertical, diagnostic imaging service lines (which includes general radiography, computed tomography, magnetic resonance imaging, nuclear medicine, ultrasound and positron emission tomography, among others) and certain cardiovascular service lines (which includes both invasive and non-invasive cardiology) represents two fast-growing and large revenue generating specialties.

Diagnostic imaging represents approximately $100 billion of the overall healthcare spending per year — second only to pharmaceuticals in terms of overall expense within healthcare. This $100 billion amount includes everything from the cost of scanners to radiologist salaries to the costs of managing the images produced from the scanners (e.g., buying, developing, storing, moving and filing costly, hard-to-transport x-ray film and older-generation information systems). Millennium Research Group reports that diagnostic imaging procedure volume in the United States is expected to continue to grow over 3% annually to nearly 600 million annual procedures by 2013. Advances in diagnostic technologies, an aging population, and a more health-conscious consumer all contribute to an increase in the number of diagnostic imaging procedures. With this increase in utilization comes a comparable increase in the cost of imaging services and complexity of managing imaging services. Comprehensive image and information management technology and applications can help to improve throughput and reduce costs as utilization of these services continues to increase rapidly.

Diagnostic imaging scanners have become much more sophisticated in recent years — primarily by producing an increased volume of high-quality images in a shorter time period. These improvements aid early diagnosis and detection and are believed to improve the overall patient experience. For healthcare providers, these improvements have resulted in both a higher utilization of imaging services and increased complexity of managing those imaging services. Multi-slice and helical computed tomography scanners, for example, produce many more images per procedure than traditional scanners, allowing for detection of smaller abnormalities and better reconstruction of three dimensional models to aid treatment decisions. For providers without PACS, this increase in images per scan results in increased film costs, longer reading time for primary diagnosis, and cumbersome management of the increasing volume of film.

The number of cardiovascular procedures performed in U.S. hospitals is also increasing, going from less than 50 million annual procedures in 2007 to over 60 million annual procedures in 2011 according to Frost & Sulllivan, a global business research and consulting firm. This increase in cardiovascular utilization is being driven by the aging of the population, a greater awareness and need for management of cardiovascular disease, and technological advances in diagnosis and treatment. Experts anticipate the incidence of cardiovascular disease will continue to rise

 1 Centers for Medicare & Medicaid Services, Office of the Actuary.

because risks for coronary artery disease, arrhythmia, and other conditions are all associated with advanced age. This trend, combined with improved public and physician awareness of cardiovascular health issues and the ability to use non-invasive and minimally invasive procedures as alternatives to open surgery, will continue to drive utilization. With this increase in utilization comes a commensurate increase in the images and data generated by cardiology departments. The growth in images and data generation requires sophisticated tools to collect and analyze data for the purposes of both patient care and productivity.

This increased demand for diagnostic imaging and cardiovascular procedures and related services comes at a time when there is an industry-wide staffing shortage. While the volume of diagnostic imaging procedures has continued to grow, the number of clinicians has remained relatively flat. Hospitals, imaging centers, radiology group practices, and healthcare organizations have found themselves under increasing pressure from referring physicians and specialists to process more procedures, increase patient throughput, and improve the turn-around time of both the initial diagnostic interpretation and the final written report. Analog film-based practices have numerous inefficiencies, including lost or misplaced prior imaging studies, non-scalable methods for capturing orders, an inability to obtain detailed accurate patient demographic information, issues with scheduling appointments and resources, as well as challenges coding and preparing billing and reimbursement data. Often, these practices are not able to meet the increased demands from their referring physicians and specialists.

Trends in Imaging

A variety of products and services have emerged to help make healthcare providers more efficient and address these increases in complexity, cost, and utilization. For example, radiology PACS helps ensure that prior imaging studies are not misplaced and that the time spent searching for those studies is minimized. PACS solutions also improve radiologist productivity with advanced clinical and workflow tools. Hemodynamics solutions automate the collection and distribution of critical patient information from the cardiac catheterization lab. This helps streamline reporting and communications of critical patient results. Revenue cycle management solutions help ensure that exam coding and the billing and reimbursement data for payers and patients is done faster with a higher quality level to ensure that payment is accurate and timely.

At the same time, payers nationwide — including both government and private payers — continue to seek different mechanisms to curtail the utilization and expense of imaging. One example of this was the Deficit Reduction Act of 2005 (“DRA”). This legislation enacted special payment rules limiting Medicare reimbursements, beginning in 2006, for certain portions of imaging services performed in the office, ambulatory and other non-hospital settings. In some cases, the reduction in Medicare reimbursement was greater than 30% per procedure. In addition, President Obama has committed to work with Congress to pass a comprehensive healthcare reform bill in 2010 in order to control rising health care costs, guarantee choice of doctor, and assure high-quality, affordable health care for all Americans. Part of this bill may include further reductions in reimbursement for the technical component for advanced diagnostic imaging (computed tomography, ,magnetic resonance imaging, nuclear medicine, and positron emission tomography) as well as a potential freeze on or even reduction of professional fees for Medicare via the Sustainable Growth Rate formula, ultimately followed by decreases in professional reimbursement for both radiology and cardiology.

A second example of utilization controls is the introduction of radiology benefits management (“RBM”) organizations that seek to help health plans control the growth in imaging costs. These firms pre-authorize physician imaging orders on behalf of health plans to ensure providers are not performing expensive exams that do not meet a set of pre-determined guidelines. Whereas legislation such as the DRA is designed to minimize the use of imaging by reducing the per study reimbursement, RBM organizations attempt to reduce the use of imaging by screening exams for what they deem to be medical necessity and appropriateness. RBM organizations have the potential to reduce utilization while at the same time creating an administrative burden for care providers.

We believe that legislation targeting reductions in reimbursement, such as the DRA and healthcare reform bill, and utilization controls such as those offered by RBM organizations put financial pressure on imaging service providers. As a result of the DRA and the potential impacts of the healthcare legislation, providers of imaging services are required to operate on a lower per study revenue run rate. As a result of RBM organizations, imaging providers may have a higher cost basis and may have more exams rejected from payers. We believe that our automation solutions help providers of imaging solutions reduce their overall cost basis and increase volumes, which would offset these reimbursement reductions.

Another noteworthy trend that has emerged in imaging is telemedicine. Telemedicine refers to the practice where the physician providing the interpretation of an imaging exam is physically at a different location from where the patient is or was scanned, and is using some form of image management software and a network connection to receive and interpret the exam. By reducing some of the geographic constraints in providing interpretation services, telemedicine offers the potential to effectively provide remote physician staffing for areas that do not have coverage due to sub-specialty expertise, inability to recruit physicians, or difficulty in providing temporary coverage. On a macro level, telemedicine offers the potential to help alleviate transient and/or regional supply-demand mismatches. We believe this represents another growth opportunity for AMICAS solutions as customers look to drive growth initiatives through teleradiology and telemedicine.

Image and Information Management Solutions

According to Millennium Research Group, certain segments of the market for image and information management solutions remain underpenetrated — such as the market for radiology PACS in small community hospitals and diagnostic imaging centers. In addition, there is a noteworthy market for replacement solutions in other segments of the market — including radiology and cardiology PACS in large hospitals. The following table illustrates the total market opportunity anticipated for new (or “greenfield”) contracts as well as replacement contracts from 2010 through 2013 by market segment.

	2010	2011	2012	2013

Greenfield Contracts
Academic/research	10	11	0	0
Large Community Hospitals	235	121	79	0
Small Community Hospitals	348	340	379	275
Ambulatory (affiliated with hospitals/IDN’s)	268	322	326	120
Ambulatory (independent)	174	210	222	110

Total	1035	1,004	1,006	510

Replacement Contracts
Academic/research	207	235	262	55
Large Community Hospitals	450	649	731	215
Small Community Hospitals	270	430	526	350
Ambulatory (affiliated with hospitals/IDN’s)	259	348	432	230
Ambulatory (independent)	111	170	278	195

Total	1297	1832	2229	1040

Greenfield Value ($M)
Academic/research	$9	$9	$0	$0
Large Community Hospitals	$189	$86	$54	$0
Small Community Hospitals	$154	$143	$161	$134
Ambulatory (affiliated with hospitals/IDN’s)	$148	$168	$164	$74
Ambulatory (independent)	$54	$63	$66	$37

Total	$794	$723	$695	$399

	2010	2011	2012	2013

Replacement Value ($M)
Academic/research	$363	$395	$416	$163
Large Community Hospitals	$568	$739	$784	$424
Small Community Hospitals	$133	$198	$222	$170
Ambulatory (affiliated with hospitals/IDN’s)	$133	$173	$209	$142
Ambulatory (independent)	$34	$48	$72	$66

Total	$993	$1,299	$1,452	$813

Market Value ($M)
Academic/research	$372	$405	$416	$163
Large Community Hospitals	$758	$825	$839	$424
Small Community Hospitals	$288	$341	$383	$304
Ambulatory (affiliated with hospitals/IDN’s)	$282	$341	$373	$217
Ambulatory (independent)	$88	$110	$137	$103

Total	$1,787	$2,021	$2,147	$1,212

“CAGR” means compound annual growth rate.

Source: US Markets for PACS, RIS, & CVIS 2009: Millennium Research Group

Business Strategy

AMICAS is a leading independent provider of imaging IT solutions. AMICAS offers a comprehensive suite of image and information management solutions for image-intensive specialties — including radiology, cardiology, and other image-intensive specialties, and enterprise imaging automation solutions at healthcare provider organizations. Our offerings include software solutions, professional services, electronic data interchange (“EDI”) services, support and maintenance, which enable our customers to transform an organization from an analog to a digital operation. Our go-to-market strategy focuses on two primary market segments:

•	Ambulatory Imaging Businesses. This segment consists primarily of radiology groups, teleradiology businesses, imaging centers, multi-specialty groups and billing services.

•	Acute Care Facilities & Integrated Delivery Networks. This segment consists primarily of hospitals and integrated delivery networks (“IDNs”) IDNs are provider entities that include either a group of hospitals or a group of hospitals in combination with outpatient locations.

Ambulatory Imaging Businesses

In the ambulatory imaging businesses segment, AMICAS offers a comprehensive automation solution across the entire provider operation. We believe that we are the only vendor of significant size focused on providing image and information management solutions that is not encumbered with competing and sometimes conflicting priorities like those that may come with being a legacy healthcare information system vendor or a large multi-national modality manufacturer. We believe that we are the only major independent vendor focused on ambulatory imaging businesses that owns and directly offers a comprehensive software suite for image management, enterprise workflow, revenue cycle management, administrative, financial, and clinical information management functions — what we call the AMICAS ONE Suitetm — that is singularly focused on the needs of ambulatory imaging businesses.

In general, ambulatory imaging businesses are small to medium sized businesses that have significant automation needs to support their operations. These needs include tools to facilitate marketing efforts, workflow tools to provide high quality services in the most efficient manner, and tools to help efficiently collect fees for the services rendered. Ambulatory imaging businesses need automation support in all of these areas to gain operating efficiencies and remain competitive in their markets. While these businesses have significant automation needs, they typically have limited staff and expertise in IT related matters. We believe these businesses prefer not to purchase software applications from multiple vendors due to the inherent complexities of managing multiple vendors’ products, multiple relationships, and multiple maintenance arrangements and contracts. A critical value proposition to these businesses is the ability to establish a partnership with a single vendor that offers a complete, end-to-end solution for their entire operation. The AMICAS ONE Suite is a comprehensive solution for ambulatory businesses that can be purchased as a single, comprehensive solution or as a modular solution that can be adopted over time.

Within the ambulatory imaging business segment, radiology practices represent an important sub-segment for AMICAS. In general, radiology practices provide interpretation services for area hospitals and often times own imaging centers in their respective markets. In addition to the value propositions noted above, AMICAS is well positioned to serve radiology practices in two additional respects. The first is that AMICAS offers the ability to create a “single worklist” environment spanning their work for area hospitals as well as any owned imaging centers. This drives significant operating efficiencies for radiologists. AMICAS also uses relationships with radiology groups as a strategy to secure visibility and exposure with affiliated hospitals to win the image management business at those affiliated hospitals. We accomplish this by leveraging our relationships with the radiology practices and the exposure that AMICAS gains from being the image management platform for the radiology practice to gain traction within the hospital.

Acute Care Facilities

In the acute care segment, we provide top-flight departmental solutions for radiology and cardiology departments and an enterprise-wide imaging infrastructure that serves as the imaging component for the enterprise electronic medical record. Our departmental solutions for radiology include a web-based PACS that features innovative image management capabilities at what we believe is a low total cost of ownership. For example, AMICAS RadStream’s innovative critical results management capability helps our customers meet the national patient safety goals from The Joint Commission (a national accreditation and certification organization focused on quality in healthcare). In addition, we believe that the total cost of ownership of an AMICAS solution is relatively low and helps produce an attractive return on investment. Furthermore, unlike several of our major competitors, AMICAS’ PACS is already web-based, providing the customer the comfort of knowing that they are already on a current generation technology platform.

Our departmental solutions for cardiology include a multi-modality image management platform, a web-based structured reporting solution, and a hemodynamic monitoring solution. This comprehensive cardiovascular solution offers a complete, end-to-end automation solution for all aspects of a cardiology department. For example, the combination of AMICAS VERICIS and AMICAS Hemodynamics provides a complete solution for the cardiac catheterization lab. Our products , including our web-based structured reporting platform codifies clinical data for national and state level registries and facilitates the report generation and distribution process for cardiologists. AMICAS’ cardiology platform is a mature platform, used at over 250 institutions across the United States.

Our enterprise solutions include vendor neutral archive for image management infrastructure. A vendor neutral archive allows healthcare providers to consolidate their medical imaging infrastructure for multiple departmental image management solutions from multiple vendors and multiple locations. AMICAS ECM (Enterprise Content Manager) can be deployed as a standalone medical image archive solution or it can be deployed complete with an integrated viewing platform to allow providers to use AMICAS ECM as the imaging component of their overall EMR strategy.

Many hospitals continue to pursue “best of breed” purchasing habits as it relates to image management decisions. This dynamic can be attributed to the fact that the imaging industry has very well defined standards for systems interoperability and the fact that many large healthcare IT vendors do not offer an image management solution or they offer suboptimal image management solutions. AMICAS is able to capitalize on this through a strong focus on standards-based interoperability, including integration to hospital information systems, radiology information systems and electronic medical record systems products, and relationships with leading EMR vendors, such as MEDITECH, Epic Systems, and Patient Keeper.

We believe that our target market offers significant potential opportunities represented by a large and growing imaging services market with a low penetration of efficient image and information management systems. In 2008, we refined our ambulatory go-to-market strategy through radiology practices, expanded our product offerings, and established several key strategic partnerships. In 2009, we greatly expanded our strategy and solution set for large hospitals and IDN’s with our acquisition of Emageon. This acquisition gave us additional solutions in the enterprise and cardiovascular space and gave us a number of additional referenceable large customer accounts. With our existing market presence, industry-recognized product and service offerings, experienced management team, strong financial condition and momentum, we believe that we are well-positioned to capitalize on the opportunities available in the future.

AMICAS Solutions

AMICAS invests in research and development with a goal of further establishing the Company as an innovative solution provider of image and information management-related needs for the healthcare industry. We invest in complementary products and services that help the businesses in our target market grow and gain further efficiency and effectiveness in their operations and marketing activities.

The AMICAS Suite of solutions includes the following:

•	AMICAS PACS. AMICAS PACS is our Web-based picture archiving and communications system designed to capture, store, manipulate, and distribute diagnostic images for radiologists, specialists, referring physicians, patients, and the healthcare enterprise. This system can scale from a single radiologist staffed imaging center, to teleradiology operations, and to the largest acute care settings, managing hundreds of thousands of annual exams. The system includes a rich clinical tool set as well as a real-time workflow engine, RealTime Worklisttm, which allows for workflow customization and personalization for diverse clinical environments.

•	AMICAS RIS. AMICAS RIS is our Web-based radiology information system designed to address the administrative functions for capturing radiology orders, detailing the patient demographic information, scheduling appointments and resources, processing transcriptions and generating reports, as well as coding and preparing billing and reimbursement data.

•	AMICAS RadStream. AMICAS RadStream is designed to improve and document the communication of critical results and to improve radiologist productivity by reducing interruptions. The software was initially designed and developed by the Radiology Informatics Research Core at Cincinnati Children’s Hospital Medical Center in collaboration with researchers at the University of Cincinnati College of Business. In April of 2006, acquired the exclusive licensing and worldwide distribution rights to RadStream. AMICAS RadStream became generally available to AMICAS customers in 2008.

•	AMICAS VERICIS. AMICAS VERICIS is a cardiology information management platform that tightly integrates data across the continuum of cardiovascular care. From office visits to hospital services, VERICIS is the solution for single-point access to the patients’ digital integrated cardiovascular record. VERICIS integrates data from different sites and different sources to create a comprehensive digital record on the patient. At any time and from anywhere, physicians and other healthcare professionals can have instant access to the patient’s complete, up-to-date cardiac file.

•	AMICAS Hemodynamics. AMICAS Hemodynamics offers a comprehensive knowledge tool for the cath lab — that integrates complete functionality for data collection, waveform analysis, inventory control, patient charges, image review, and procedural reporting into a single, easy-to-use system. AMICAS Hemodynamics has been deployed at many of the major cardiac institutions throughout the country.

•	AMICAS ECM. AMICAS ECM is a vendor-neutral archive that integrates data from departmental image management solutions, such as cardiology PACS and radiology PACS. ECM provides excellent interoperability with other PACS solutions via strict adherence to industry standards and helps satisfy short term interoperability requirements which, ultimately, provide long term sustainability of medical images and related content. AMICAS ECM also includes an embedded Web-based medical image viewing solution for cardiology, radiology, and other “ologies” that serve as the imaging component of an overall EMR strategy.

•	AMICAS Documents. AMICAS Documents is a module of our solution designed to capture, digitize and associate paper records with other digital information. Today’s diagnostic imaging environment involves existing and newly-generated paper-based information that must be integrated with the digital practice via an automated and workflow based system. This module, which we license from a third party and incorporate into our solutions, enables our customers to move to paperless, as well as filmless, operations.

•	AMICAS Financials. AMICAS Financials offers patient accounting and revenue cycle management capabilities that facilitate expedient and compliant claims submission, payer follow-up and other billing and accounts receivable management activities. AMICAS Financials is a next generation radiology practice management and billing software system that is designed to meet the challenges of today’s complex radiology billing environment.

•	AMICAS Reach. AMICAS Reach is our powerful zero-client Web-based tool designed specifically for the needs of the referring physician. AMICAS Reach uses the latest Web-based technologies to integrate a radiology report with key images in order to create a single “multi-media” report for referring physicians. AMICAS Reach uses common email to alert end-users (typically referring physicians) that their patients’ results are available. The end-user may then authenticate into AMICAS Reach to gain access to their results, in the form of reports and key images.

•	AMICAS Dashboards. AMICAS Dashboards is our Web-based business intelligence system providing key performance indicators presented in an easy to understand graphical format. AMICAS Dashboards offers the analytics necessary for our customers to navigate through the continually changing competitive landscape and regulatory environment.

•	AMICAS Payer and Patient Services. Our revenue cycle management solutions offer transaction-based functions, including patient billing and insurance claims submission and remittance. The use of payer and patient services can improve a healthcare practice’s cash flow by enabling more accurate and rapid submission of claims to third-party payers and more rapid receipt of corresponding reimbursements.

Payer and Patient Services offerings, commonly referred to as EDI, include the following services which are offered through third parties;

•	automated patient statement and collection letter processing services;

•	automated electronic submission of insurance claims and claims editing to include electronic remittance of insurance payments and automatic posting of explanation of benefits data; and

•	automated electronic access to insurance and managed care plans to determine a patient’s eligibility and covered benefits.

Innovative New Products

We believe that innovation is a critical component to our success in a highly competitive market with a dramatic need for automation. During 2009, we continued to invest in research and development in order to refine and expand our comprehensive solution suite. We continue to extend the capabilities of our solution suite through the addition of modules and functionality that help with workflow, business and operations execution; we believe that these additional capabilities will provide competitive advantages for our customers.

Our plan with respect to new product development is to continue to invest in research and development and we are continually evaluating strategic technology acquisitions. Examples of certain offerings in development include:

•	additional mammography workflow capabilities;

•	federated architecture for high availability;

•	more robust data / storage management and integration capabilities; and

•	more robust teleradiology capabilities.

Similarly, some examples of potential future offerings include:

•	expanding content management to cover medical documents beyond Digital Imaging and Communications in Medicine (“DICOM”) data;

•	non-radiology imaging capabilities, including pathology, endoscopy, etc.;

•	remote hosting solutions — including the possibility of software-as-a-service;

•	extended 3D visualization including advanced clinical applications; and

•	more complete integration of related clinical tools.

AMICAS Professional Services

We offer professional services to provide additional assistance before, during and after installation of our software. We recognize that our customers can be more successful in realizing their goals and objectives through a services offering combined with our software. We offer project management, implementation, integration, training, and support. We utilize best practice methodologies that we continually improve based upon our customer implementation experiences that are optimized via the utilization of well-trained and experienced staff. We believe that the customer obtains the greatest benefits from our products when they are implemented and supported by the AMICAS professional services team.

Technical Support

Software Support.  Under the terms of our standard support and maintenance agreement, our customers pay a periodic (e.g., monthly, quarterly, annually) support and maintenance fee associated with the software modules. The support and maintenance fee entitles the customer to telephone and Web-based technical support as well as software updates if and when updates are released. The initial support and maintenance fee is generally a fixed percentage of the list price of the licensed software at the time of contract signing.

Hardware Support.  Customers may contract with us for maintenance of the hardware that runs our software. In return for periodic maintenance fees, the customer is provided comprehensive telephone diagnostic support and on-site support. We subcontract with various third-party hardware support firms and manufacturers to help provide our hardware support services.

Research and Development

We believe that a strong product development capability is essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings The priority of our research and development organization is to enhance and expand the capabilities of our core product offerings and to develop new and innovative solutions that will meet the needs of our increasingly sophisticated customers. Our development organization is responsible for product definition, product architecture, core technology development, product testing and quality assurance.

Our research and development organization consisted of 85 employees as of December 31, 2009, and is supplemented by contracted resources.

In 2009, 2008 and 2007, our research and development expenses were $15.1 million, $8.7 million and $8.5 million, or 16.9%, 17.4% and 17.1% of total revenues, respectively. We did not capitalize any software development costs in 2009, 2008 or 2007.

Sales and Marketing

We market and sell our products primarily in the United States through a direct sales force, composed of 55 sales and marketing personnel as of December 31, 2009. We have marketing and sales personnel located in our Daytona Beach, Florida; Hartland, Wisconsin and Boston, Massachusetts offices and in other cities around the country. We organize our sales force by region for both radiology and cardiology solutions. Members of our sales organization participate in sales and product training that enables them to understand strategic selling points, as well as the specific needs and requirements of our respective customers.

Within our existing customer base, we promote and sell system upgrades, maintenance contracts, product add-ons, ancillary products, support services, and EDI services. In addition, we target new customers principally through trade shows, direct mail campaigns, telemarketing, referral programs, and advertisements in various trade publications. Moreover, our senior personnel and members of management assist in sales and marketing initiatives to larger and more technically advanced prospective customers. Sales cycles generally range from an average of six to twelve months, to as long as twelve months to two years for large-scale or multi-location systems.

For each of the past three fiscal years, no single customer has accounted for more than 10% of our total revenues.

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

We distribute our software under software license agreements that grant customers a nonexclusive, nontransferable, perpetual or, in some cases, a term license to our products. Such agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products.

We have four issues patents in the United States and one in Canada: U.S. Patent No. 7,426,567 entitled “Methods and Apparatus for Streaming DICOM Images through Data Element Sources and Sinks” (issued September 16, 2008); U.S. Patent No. 7,170,521 entitled “Method and System for Storing, Communicating and Displaying Image data” (issued January 20, 2007); U.S. Patent No. 7,000,186 entitled “Method and structure for Electronically Transmitting a Text Document and Linked Information (issued February 14, 2006); U.S. Patent No. 5,908,387 entitled “Device and Method for Improved Quantitative Coronary Artery Analysis (issued June 1, 1999); and Canadian Patent No. 2230032 entitled “Method and System for testing and Adjusting Threshold Voltages in FLAS and EEPROMS” (issued June 12, 2001). These patents provide us with the exclusive rights to practice and exploit the claimed inventions, and provide defensive protections in the event that claims are asserted against us. We also have several patent applications pending, and we have acquired licenses under certain third party patents to practice and sublicense certain technologies.

We have registered or have applied for registration a number of trademarks in the U.S. Patent and Trademark Office which are currently used by us including: AMICAS, VERICIS and RADSTREAM. In addition, we use and believe that we have priority in right to use, the following unregistered trademarks; AMICAS One Suite, AMICAS PACS, AMICAS RIS, AMICAS Financials, AMICAS Hemodynamics, AMICAS ECM, AMICAS Documents, AMICAS Dashboards, AMICAS Watch, AMICAS Reach, AMICAS RadStream, RealTime Worklist, Halo Viewer, HeartSuite, MammoSuite, OrthoSuite, RadSuite, WorkFlow Accelerator and Cashfinder Worklist.

There can be no assurance that the registration of our patents or trademarks, our patent licenses or such rights as have arisen by virtue of our use of our trademarks will be sufficient to enable us to continue to use such intellectual property in the event that a claim of infringement is asserted against us.

Competition

Our principal competitors include international, national, and regional clinical, practice management and image management system vendors. These competitors include medical device manufacturers, large healthcare IT vendors, film manufacturers, business conglomerates, and start-up software companies. In addition, we compete with national and regional providers of computerized billing, insurance processing, and record management services to healthcare practices, hospitals and integrated delivery networks or “IDNs.” As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	product features and functionality;

•	ongoing product enhancements;

•	price;

•	technology architecture and design;

•	customer service, support, and satisfaction;

•	distribution coverage and quality;

•	customer satisfaction and customer reference sites; and

•	vendor reputation, including real and perceived financial stability and wherewithal to deliver results and both clinical and business value.

In the market for ambulatory imaging businesses, one of AMICAS’ primary competitive advantages is our ability to offer a comprehensive solution automating the entire provider operation. We believe that we are the only major independent vendor focused on ambulatory imaging businesses that owns and directly offers a comprehensive software suite for image management, enterprise workflow, revenue cycle management, administrative, financial, and clinical information management functions. We believe that ambulatory imaging businesses prefer not to purchase software applications from multiple vendors due to the inherent complexities of managing multiple vendors’ products, multiple relationships, and multiple maintenance contracts. A critical value proposition to these businesses is the ability to establish a partnership with a single vendor that offers a complete, end-to-end solution for their entire operation. We also believe that our ability to offer technology, such as AMICAS Reach, that is designed to help these providers meet their business goals and objectives provides a competitive advantage for AMICAS.

Our strategy and competitive position in the market for ambulatory imaging businesses could be compromised by a number of tactics by our competitors. Large modality vendors, such as General Electric and Fuji, could adversely impact our strategy by bundling IT solutions with their imaging modalities. Larger competitors, such as McKesson, Cerner or Philips, might build or acquire technologies to enable them to offer an end-to-end solution for ambulatory imaging businesses. In addition, other companies might enter the ambulatory imaging market with new products and/or technologies that this market values that we do not have available in our solution.

In the market for acute care facilities, AMICAS’ primary competitive advantage is our ability to offer innovative departmental solutions that offer a low total cost of ownership as well as our ability to offer a proven, enterprise-wide image management infrastructure. We believe that AMICAS PACS offers lower up-front costs in terms of hardware, software, professional services, and related products and services than many of our larger competitors. We also believe that the ongoing costs for system administration and maintenance are lower with AMICAS PACS than our competition. This creates a compelling return on investment for our customers. We also believe that AMICAS VERICIS is one of the most proven, complete multi-modality cardiovascular automation solutions on the market with installations at over 200 sites spanning the last 10 years. Finally, we believe that offering a vendor-neutral archive solution in AMICAS ECM will be a critical point of differentiation for both radiology and cardiology PACS replacement decisions as well as an emerging market for vendor neutral archives serving as the imaging component of a provider’s overall EMR strategy.

Our strategy and competitive position in the market for acute care facilities could also be compromised by a number of competitive tactics. Leading healthcare IT vendors could enter the market for image and information management, creating new competitors for AMICAS. In addition, large modality vendors, such as General Electric or Siemens, may bundle IT solutions with their imaging modalities. Acute care facilities might move away from a “best of breed” purchasing program and prefer to purchase image management solutions from modality or healthcare IT companies. Finally, the market for vendor-neutral archives has become increasingly crowded with competition from start-ups, large storage vendors, and traditional PACS providers. This could compromise our strategy in this market segment.

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

Internally, we work to ensure the safe handling of confidential data by employees in our electronic services department by:

•	using individual network user IDs and regularly updated passwords for each employee handling electronic data within our internal network; and

•	requiring each employee to sign an agreement to comply with all Company policies, including our policy regarding the handling of confidential information.

We monitor proposed regulations that might affect our applications and services to ensure our compliance with such regulations when and if they are implemented.

Government Regulation

United States Food and Drug Regulation

In the United States, radiology and medical image and information management systems are regulated as medical devices. Before a new medical device can be marketed, its manufacturer must either obtain marketing clearance through a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or marketing approval of a premarket approval application, or PMA. The information that must be submitted to the Food and Drug Administration (“FDA”) in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, premarket notification and adherence to the quality systems regulations, or QSRs, which sets forth good manufacturing practices applicable to medical devices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as to pre-market approval.

A 510(k) premarket notification must demonstrate that the device in question is substantially equivalent to another legally marketed device, or predicate device, that does not require premarket approval. Most 510(k) notifications do not require clinical data for clearance, but a minority do require clinical data support. The FDA has an internal performance goal for issuing a decision letter within 90 days of receipt of a 510(k) if it has no additional questions, however, the FDA does not always meet its internal performance goal review time. In addition, requests for additional data, including clinical data, will increase the time necessary to review the notice. Most Class I devices and many Class II devices are exempt from the 510(k) requirement. Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect the safety or effectiveness or constitute a major change in the intended use of the device. Our marketed products are Class I or II medical devices.

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure.

After a device is placed on the market, numerous regulatory requirements apply. These include compliance with:

•	the QSRs, which require manufacturers to follow design, testing, control, documentation and other quality assurance and recordkeeping requirements during the manufacturing process, storage and distribution of each product;

•	regulations which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	reporting regulations, which require that manufacturers report to the FDA certain adverse events that may be attributed to the medical device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, among other things, warning letters; fines, injunctions, and civil penalties; operating restrictions, partial suspension or total shutdown of production; refusal to grant or withdrawal of 510(k) clearance or PMA approvals; and criminal prosecution.

The FDA audits the facilities and operations of medical device manufacturers on a periodic basis. Our facilities and operations in Daytona, Florida, Hartland, Wisconsin and Boston, Massachusetts have been audited over recent years. Each such audit has resulted in a “voluntary actions indicated” report that contains recommendations of the examining official imposing corrective actions and follow-up reporting.

We believe that we are in compliance with FDA regulations and with the requirements arising from FDA audits, abut thee can be no assurance that we will continue to be in compliance in the future.

Other Government Regulation

The testing, marketing and manufacturing of our products requires regulatory approval, including approval from the FDA and, in some cases, governmental authorities outside of the United States that perform roles similar to those of the FDA, including the Australian Therapeutic Goods Administration, or TGA. In particular, we have a partnership with a distributor in Australia that requires our products to receive clearance from the TGA.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

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

HIPAA also establishes privacy standards for the protection of PHI used and disclosed by certain healthcare organizations or “Covered Entities.” Covered Entities are health plans, health care clearing houses, and health care providers who conduct certain health care transactions electronically. Covered Entities must ensure that all uses and disclosures of PHI are permissible under HIPAA and comply with other aspects of the rule. We are not a Covered Entity, however many of our customers are. As a result, a substantial part of our business involves the receipt of PHI. We have access to PHI when we assist our Covered Entity customers with the processing of healthcare transactions and the provision of technical services such as software maintenance. When we provide such services involving the use or disclosure of PHI, we are considered a “Business Associate” of a customer, and as such, we are subject to significant regulatory compliance obligations as discussed further below. HIPAA requires a Business Associate to sign a specific agreement (called a “Business Associate Agreement”) and to provide assurances that it will safeguard PHI in accordance with HIPAA standards in the course of providing services. Careful review of all Business Associate Agreements is critical to compliance with HIPAA standards. Additionally, over-reaching Business Associate Agreements or the failure to execute a Business Associate Agreement when one is required, may result in contractual liability or regulatory risk.

HIPAA has required and will continue to require significant business and operational changes on the part of our customers and on our part and may require additional changes in the future. HIPAA-mandated changes to our applications, services, policies, and procedures may require us to charge higher prices to our customers or may also affect our customers’ purchasing practices. In addition, many states have patient confidentiality and data breach laws that are more restrictive than HIPAA and that could impose additional obligations with regard to the use and disclosure of PHI and additional notification obligations and penalties in the event of breach.

HIPAA Amendments under the HITECH Act

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, creates significant new regulatory compliance obligations for Business Associates. Additionally, HITECH expands and strengthens HIPAA enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities and Business Associates.

Prior to HITECH, HIPAA imposed privacy and security requirements on Covered Entities only. Business associates (e.g., third-party administrators, consultants, and other vendors) were not directly covered by HIPAA, but they were indirectly regulated through Business Associate Agreements. Under HITECH, certain of HIPAA’s privacy and all of HIPAA’s security provisions apply to Business Associates.

The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HITECH expanded this requirement to Business Associates who must now comply with the HIPAA security standards in the same way and to the same extent as a covered entity. Accordingly, in order to comply with HITECH, we must conduct a formal security risk assessment, appoint a security officer, adopt written security policies and procedures, and train our employees among other things. We must also implement safeguards to protect electronic PHI (or “ePHI”), such as encrypting emails and computer files and limiting access to records.

HITECH imposes new notification requirements on Covered Entities and Business Associates in the event of a breach of unsecured PHI. Covered Entities must, within 60 days of discovery, notify each individual whose information has been, or is reasonably believed to have been, accessed, acquired, or disclosed as a result of a breach. If a breach is discovered by a Business Associate, the Business Associate is required to notify the Covered Entity. Covered Entities must also report breaches to the Department of Health and Human Services (“HHS”), and in some cases, publish information about the breach in local or prominent media outlets. Consequently, we must ensure that breaches of PHI are promptly detected and reported within the Company, so that we can provide notification to our Covered Entity customers. Additionally, there may be reputational harm from the public nature of the breach notification process.

Under HITECH, both Covered Entities and Business Associates are directly subject to prosecution or administrative enforcement and increased civil and criminal penalties, including a new four-tiered system of monetary penalties, for HIPAA violations. HITECH extends criminal penalties for wrongful disclosure of PHI to individuals who without authorization obtain or disclose such information maintained by a Covered Entity, whether or not they are employees of the Covered Entity, and extends HIPAA enforcement authority to state attorneys general. Both Covered Entities and Business Associates are subject to audit by the Office of Civil Rights, the agency responsible for HIPAA enforcement.

Health Canada.

Our radiology and cardiology EVMS and hemodynamic measurement recording software products are medical devices subject to regulation by the Medical Devices Bureau of the Therapeutic Products Directorate, or TPD, Health Canada. Health Canada is the Canadian federal regulator responsible for licensing medical devices in accordance with the Food and Drugs Act and Regulations and the Medical Devices Regulations. The TPD applies the Food and Drug Regulations and the Medical Devices Regulations under the authority of the Food and Drugs Act to ensure that the pharmaceutical drugs and medical devices offered for sale in Canada are safe, effective and of high quality. Each device that we wish to distribute commercially in Canada, unless otherwise exempt, requires attainment of the appropriate type of medical device license prior to commercial distribution. We have procedures in place to ensure that we are compliant with the Canadian Medical Device Regulation as documented in the Food and Drugs Act: Medical Devices Regulations for Canada: SOR/98-282 which includes quality system certificates for ISO 13485:2003, and CMDCAS for the classes of our devices.

Compliance with Fraud and Abuse Laws

Once our products are sold, we must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE. There is bipartisan agreement in Congress and with the Obama Administration on the need to increase enforcement efforts to combat health care fraud.

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

Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal plea or deferred prosecution agreements.

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

Other Fraud and Abuse Laws

The federal False Claims Act, or FCA, prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 (adjusted for inflation) for each separate false claim. Actions filed under the FCA can be brought by any individual on behalf of the government, a “qui tam” action, and this individual, known as a “relator” or, more commonly, as a “whistleblower,” may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. Congress strengthened the False Claims Act in amendments contained in the Fraud Enforcement and Recovery Act of 2009 (Pub.L. 111-21). In addition, certain states have enacted laws modeled after the FCA, and this legislative activity is expected to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

The Department of Health and Human Services Office of Inspector General (“OIG”), specifically the Office of Counsel to the Inspector General, Administrative and Civil Remedies Branch, also has authority to bring administrative actions against entities for alleged violations of a number of prohibitions, including the Anti-Kickback Statute and the Stark Law. The OIG may seek to impose civil monetary penalties or exclusion from the Medicare, Medicaid and other federal healthcare programs. Civil monetary penalties can range from $2,000 to $50,000 for each violation or failure plus, in certain circumstances, three times the amounts claimed in reimbursement or illegal remuneration. Typically, the OIG seeks to impose exclusions for a minimum five year period.

In addition, we must comply with a variety of other laws, such as laws prohibiting the filing of false claims for reimbursement under Medicare and Medicaid, all of which can also be triggered by violations of federal anti-kickback laws; the Health Insurance Portability and Accounting Act of 1996, which makes it a federal crime to commit healthcare fraud and make false statements; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. Again, many states have similar laws and states Attorneys General have become increasingly involved in using these authorities to combat health care fraud.

Third-Party Reimbursement

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payers, such as Medicare, Medicaid, commercial health insurers and managed care companies. However, our business will be affected by policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the policies of these public programs. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. These third-party payers may deny coverage if they determine that a device used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved indication. They may also pay an inadequate amount for the procedure which could cause healthcare providers to used a lower cost competitor’s device or perform a medical procedure without our device.

Access to Our Filings with the Securities and Exchange Commission

Our Internet address is www.amicas.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,

Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission (“SEC”).

Employees

As of December 31, 2009, our workforce consisted of 393 employees, including 55 in sales and marketing, 206 in customer support and services, 85 in research and development and 47 in finance, senior management, administration, human resources, and information technology. Our research and development and customer support organizations are supplemented by contracted resources. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Our operating results will vary significantly from quarter to quarter and from year to year. We had net losses of $4.0 million, $30.1 million (including impairment charges of $27.5 million), and $0.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. On a continuing operations basis, we had losses of $4.0 million, $30.1 million, and $0.9 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Our operating results have been and/or may be influenced significantly by factors such as:

•	release of new products, product upgrades and services, and the rate of adoption of these products and services by new and existing customers;

•	timing, cost and success or failure of our new product and service introductions and upgrade releases;

•	length of sales and delivery cycles;

•	size and timing of orders for our products and services;

•	changes in the mix of products and/or services sold;

•	availability of specified computer hardware for resale;

•	deferral and/or realization of deferred software license and system revenues according to contract terms;

•	interpretations of accounting regulations, principles or concepts that are or may be considered relevant to our business arrangements and practices;

•	changes in customer purchasing patterns;

•	changing economic, political and regulatory conditions, particularly with respect to the information technology-spending environment;

•	competition, including alternative product and service offerings, and price pressure;

•	rates and timing of customer attrition;

•	timing of, charges or costs associated with, and the distractions to management and impediments to customer sales activities caused by mergers, acquisitions or other strategic events or transactions, completed or not completed;

•	timing, cost and level of advertising and promotional programs;

•	changes of accounting estimates and assumptions used to prepare the prior periods’ financial statements and accompanying notes, and management’s discussion and analysis of financial condition and results of operations (e.g., our valuation of assets and estimation of liabilities); and

•	uncertainties concerning threatened, pending and new litigation against us, including related professional services fees; and

•	timing of revenue recognition can be delayed due to structured term deals, which can impact cash flow, operating margins and net income.

Quarterly and annual revenues and operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of the fiscal quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. A portion of our revenues are contingent upon the successful implementation of our products, and can only be recognized once the customer’s solution is installed and ready for productive use. Also, our projections for revenues and operating results include significant sales of new product and service offerings. Due to these and other factors, our revenues and operating results are very difficult to forecast. A major portion of our costs and expenses, such as personnel and facilities, is of a fixed nature and, accordingly, a shortfall or decline in quarterly and/or annual revenues typically results in lower profitability or losses. As a result, comparison of our period-to-period financial performance is not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to the many variables in forecasting our revenues and operating results, it is likely that our results for any particular reporting period will not meet our expectations or the expectations of public market analysts or investors. Failure to attain these expectations would likely cause the price of our common stock to decline.

Failure to complete the pending tender offer and merger with Merge could materially and adversely affect our results of operations and our stock price.

On March 5, 2010, we entered into the Merge Merger Agreement, pursuant to which Merge will acquire all of the outstanding shares of AMICAS for $6.05 per share in cash. Under the terms of the Merge Merger Agreement, Merge will commence a cash tender offer for all of AMICAS’ outstanding common stock. Merge will then consummate a merger pursuant to which any untendered shares of AMICAS common stock (other than those shares held by AMICAS’ stockholders who have properly exercised their dissenters’ rights under Section 262 of the

Delaware General Corporation Law) will be converted into the right to receive the same $6.05 per share cash price. Following the consummation of the merger, the Company will continue as the surviving corporation and will be a wholly-owned subsidiary of Merge.

The tender offer and merger are subject to certain closing conditions, including, but not limited to, a successful tender of a minimum number of shares of AMICAS common stock, antitrust clearance and other regulatory approvals. We cannot assure you that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or the tender offer and the merger will be successfully completed as contemplated under the Merge Merger Agreement or at all. If for any reason the tender offer and merger are not consummated: our investors may not receive $6.05 in cash or $6.05 in fair market value of shares of AMICAS common stock that Merge has agreed to provide in the tender offer and the merger, and our stock price would likely decline unless some other party were to offer an equivalent or higher price for our shares (and we have no expectation that there is any other party willing to offer an equivalent or higher price); and under some circumstances, we may have to pay a termination fee to Merge of 4% of the aggregate consideration to be paid in the tender offer and merger and/or reimburse Merge for its out-of-pocket transaction-related expenses up to $3.0 million.

In addition, the pendency of the tender offer and the merger could adversely affect our operations because:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the tender offer and the merger;

•	our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our services as a result of the announcement of the tender offer and the merger, which could cause our revenues to materially decline or any anticipated increases in revenue to be lower than expected;

•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the tender offer and the merger, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•	stockholder lawsuits could be filed against us challenging the tender offer and the merger. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the tender offer and the merger could be prevented or delayed.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

If our new and existing products, including product upgrades, and services do not achieve and maintain sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	existing products and services, such as our AMICAS One Suite products, and related product and service offerings;

•	new products and services, such as AMICAS Dashboards, AMICAS Financials and RadStream; and

•	enhancements to our existing products, support and services, including AMICAS RIS, AMICAS ECM, AMICAS VERICIS, and AMICAS PACS.

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

Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.

Our recently completed acquisition of Emageon continues to require substantial integration and management efforts and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience;

•	difficulties in maintaining compliance with quality and regulatory requirements, and difficulties in integrating multiple quality systems while maintaining compliance with evolving FDA requirements across the combined enterprise; and

•	potential loss of key employees of the acquired business.

As a result of these and other risks, if we are unable to successfully integrate acquired businesses, we may not realize the anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

Our business, financial condition and operating results could be adversely affected as a result of legal, business and economic risks specific to international operations.

We now have operations in Canada as a result of our acquisition of Emageon. Consequently, we are and will continue to be, subject to risks related to operating in a foreign country. International operations are subject to many inherent risks, including:

•	general political, social and economic instability;

•	trade restrictions;

•	the imposition of governmental controls;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and any other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	difficulties in securing and servicing international customers;

•	difficulties in collecting receivables from foreign entities;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls; and

•	potentially adverse tax consequences.

These risks may increase our cost of doing business. Moreover, as our customers are adversely affected by these conditions, our business with them may be disrupted and our results of operations could be adversely affected.

National and regional competitors could cause us to lower our prices or to lose customers.

Our principal competitors include both national and regional practice management and clinical systems vendors. In general, until recently, larger, international and national vendors have targeted primarily large healthcare providers. We believe that the larger, national vendors may broaden their markets to include both small and large healthcare providers. In addition, we compete with national and regional providers of computerized billing, insurance processing and record management services to healthcare practices. As the market for our products and services expands, additional competitors are likely to enter this market. We believe that the primary competitive factors in our markets are:

•	product features and functionality;

•	customer service, support and satisfaction;

•	price;

•	ongoing product enhancements; and

•	vendor reputation and stability.

We have experienced, and we expect to continue to experience, increased competition from current and potential competitors, such as McKesson, Cerner, General Electric, Fuji, AGFA, Philips, Merge Healthcare and others many of which have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, which could cause us to lose customers. We expect additional competition as other established and emerging companies enter into the practice management and clinical software markets and as new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, losses in customers, reduced gross margins and loss of market share, any of which could materially adversely affect our business, operating results, cash flows and financial condition.

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

The U.S. government is considering healthcare reform legislation, which may have a negative impact on our business. Among other things, reductions in Medicare and Medicaid reimbursement rates for imaging procedures and professional services could negatively affect revenues of our hospital and imaging clinic customers, which could reduce our customers’ ability to purchase our software and services.

The Congress and the Obama administration are currently considering far-reaching healthcare legislation that could have a negative impact on our business. There are significant differences between the legislation passed by the House of Representatives and the Senate, and the President of the United States has offered compromise proposals. While the outcome and impact of this legislative process is difficult to predict, pressure will continue to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors. The ability of customers to obtain appropriate reimbursement for imaging services they provide from these programs and payors is critical to the success of our company. One specific change this year was enacted by the Department of Health and Human Services in the Medicare Physician Fee Schedule regulation increases the equipment utilization assumption, which is part of the practice expense component of the technical part of the reimbursement rate, for MRI and CT services to 90 percent from 50 percent over a 4-year transition period. House and Senate health care reform bills make certain adjustments to this regulation. These changes in the utilization rate once fully implemented or further adjusted by future legislation have the potential to dramatically decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower. A second significant potential reimbursement change relates to the Sustainable Growth Rate (“SGR”) component of the Medicare Physician Fee Schedule. The SGR is part of the update factor process used to set the annual rate of growth in allowed expenditures, and is determined by a formula specified by Congress. Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, every year Congress has interceded to delay the implementation of this statutory SGR update factor. While these changes have provided temporary reimbursement relief, because of the significant budgetary impacts, Congress has left the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute. As a result, for 2010, if this SGR had been allowed to be implemented, it would have caused a reduction in the update adjustment factor of 21.3 percent in the calculation of the Physician Fee Schedule. The Congress and Obama administration are currently considering various legislation to attempt to fix this problem, but the prospects for enactment remain uncertain. These changes being considered have the potential to negatively impact the professional component of reimbursement.

Either of these changes related to the equipment utilization assumption or the SGR calculation or other changes in a health care reform bill could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.

If the marketplace demands subscription pricing, application service provider, or ASP delivered offerings or software as a service or SAAS delivered offerings, our revenues may be adversely impacted.

We currently derive a substantial portion of our revenues from traditional perpetual software license, maintenance and service fees, as well as from the resale of computer hardware. Our revenues from application service provider and/or software as a service are immaterial. Increased marketplace demands for subscription pricing, multi-year financing arrangements, application service provider offerings and/or software as a service offering, may cause us to adjust our strategy accordingly by offering a higher percentage of our products and services on such terms. Shifting to subscription pricing, multi-year financing arrangements, application service provider and/or software as a service offerings could materially adversely impact our financial condition, cash flows and quarterly and annual revenues and results of operations, as our revenues could continue to be negatively impacted.

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

We announced our acquisition of Emageon on in April 2009. We may undertake additional acquisitions if we identify companies with desirable applications, products, services, customer bases, businesses or technologies. We may not achieve any of the anticipated synergies and other benefits that we expected to realize from these acquisitions. In addition, software companies depend heavily on their employees to maintain the quality of their software offerings and related customer services. If we are unable to retain the acquired companies’ personnel or integrate them into our operations, the value of the acquired applications, products, services, distribution capabilities, business, technology, and/or customer base could be compromised. The amount and timing of the expected benefits of any acquisition are also subject to other significant risks and uncertainties. These risks and uncertainties include:

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

HIPAA

Federal regulations impact the manner in which we conduct our business. We have been, and may continue to be, required to expend additional resources to comply with regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”). The total extent and amount of resources to be expended is not yet known. Because HITECH is relatively new, and there has been little guidance published regarding significant aspects of the law, there is uncertainty as to how we must comply, and how HITECH will be interpreted and enforced.

Although we have made, and will continue to make, a good faith effort to ensure that we comply with, and that our future products enable compliance with, applicable law, we may not be able to conform all of our operations and products to such requirements in a timely manner, or at all. The failure to do so could subject us and our customers to penalties and damages, as well as civil liability and criminal sanctions. We also face significant reputational harm in the event that we are responsible for a breach that is publicly reported under the law. In addition, any delay in developing or failure to develop products and/or deliver services that would enable HIPAA compliance for our current and prospective customers could put us at a significant disadvantage in the marketplace. Accordingly, our business, and the sale of our products and services, could be materially harmed by failures with respect to our compliance with HIPAA and HITECH.

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

FDA

Our PACS and Hemodynamics products are regulated as Class I or Class II medical devices by the FDA. As a result, we are required to register with the FDA, obtain clearance to market our FDA-regulated products and comply with applicable FDA requirements including its quality systems regulations. Satisfaction of the clearance requirements and other regulatory requirements is time consuming and costly. Failure to comply could result in enforcement actions such as withdrawal of clearances, delays in or refusal to clear new products, product recalls or seizures, injunctions, civil fines and criminal prosecutions. Any of these enforcement actions could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

The FDA currently is reevaluating the criteria that it uses in its review of 510(k) premarket notifications and has indicated that it expects to issue new guidance on the 510(k) requirements by September 2010. We cannot predict how or whether the new requirements will affect any of our then pending or subsequent 510(k) notifications for new products.

The FDA audits the facilities and operations of medical device manufacturers on a periodic basis. Our facilities and operations in Daytona, Florida, Hartland, Wisconsin and Boston, Massachusetts have been audited over recent years. Each such audit has resulted in a “voluntary actions indicated” report that contains recommendations of the examining official imposing corrective actions and follow-up reporting.

We believe that we are in compliance with FDA regulations and with the requirements arising from FDA audits, abut thee can be no assurance that we will continue to be in compliance in the future. Our failure to comply with FDA regulations or to maintain compliance with the recommendations contained in recent FDA audits could result in the imposition of enforcement actions, any of which could have a material adverse effect on our business, revenues, operating results, cash flows and financial condition.

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

The confidentiality of patient records and the circumstances under which records may be released are already subject to substantial governmental regulation, and these regulations as well as patient confidentiality rights are evolving rapidly. A breach of any privacy rights of a customer and/or patient of a customer by one of our employees could subject us to significant liability, civil or criminal enforcement, and reputational harm. In addition to the obligations being imposed at the state level, there is also legislation governing the privacy, security and dissemination of medical information at the federal level. Federal law requires holders of this information to implement security measures, which could entail substantial expenditures on our part. Adoption of additional legislation, changes to state or federal laws or our failure to comply with them could materially affect or restrict the ability or willingness of healthcare providers to submit information from patient records using our products and services. These kinds of restrictions would likely decrease the value of our applications to our customers, which could materially harm our business.

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

We believe that our success depends largely on our ability to attract and retain highly skilled technical, managerial and sales personnel to develop, sell and implement our products and services. Individuals with the information technology, managerial and selling skills we need to further develop, sell and implement our products and services are in short supply and competition for qualified personnel is particularly intense. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to continue to grow and to implement our business strategy. In addition, we depend on the performance of our executive officers and other key employees. The loss of any member of our senior management team could negatively impact our ability to execute our business strategy. In addition, healthcare reform initiatives, if enacted, and existing government stimulus legislation may stimulate greater demand for personnel skilled in creating and delivering solutions in the electronic medical records and related markets. As such, AMICAS and other companies in our market space may experience a significant increase in the demand for and compensation payable to qualified healthcare IT personnel in areas such as sales, implementation, and training, and we may encounter greater difficulty in attracting and retaining qualified employees in these areas.

We may be exposed to credit risks of our customers.

We recorded revenues of $89.1 million in fiscal year 2009 and we bill substantial amounts to many of our customers. A deterioration of the creditworthiness of our customers could impact our ability to collect receivables or sell future services to those customers, which could negatively impact the results of our operations. In addition, we have provided payment terms in excess of one year to certain customers, which exposes us to future credit risk with those customers. At December 31, 2009, no one customer represented more than 10% of our accounts receivable. If any group of our significant customers were unable to pay us in a timely fashion, or if we were to experience significant credit losses in excess of our reserves, our results of operations, cash flows and financial condition could be harmed.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified. Although we have completed the documentation and testing of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect to continue to incur costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. We continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments.

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

The trading prices of many publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. The trading price of our common stock has been subject to wide fluctuations. Factors that will continue to affect the trading price of our common stock include:

•	our pending transaction with Merge

•	variations in our operating results,

•	announcements of new services, strategic alliances or significant agreements by us or by our competitors,

•	recruitment or departure of key personnel,

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our common stock, and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

We lease and occupy the following properties:

Boston, Massachusetts:  We lease 27,081 square feet of space for our corporate headquarters. We renewed the lease effective January 11, 2008 with a base rent of $65,446 per month and increases by $1.00 per square foot annually over the lease term of five years. The lease will expire on January 11, 2013.

Daytona Beach, Florida:  We lease 35,655 square feet of space for a customer support facility at a monthly cost of $25,500. The lease will expire in April 2012. The monthly rent increases by $1,000 per month in the April, 2010 and by an additional $500 per month in the subsequent year.

Hartland, Wisconsin:  We lease 2,400 square feet of office space at a monthly cost of $2,000, for research and development. The lease will expire in April 2010. We also own 79,500 square feet of office and manufacturing space, including approximately 13 acres of land.

Ottawa, Ontario:  We lease 6,000 square feet of office space for a customer support facility at a monthly cost of $10,720. The lease will expire in December 2013.

Birmingham, Alabama:  We lease 43,500 square feet of office space, at a monthly cost of $72,293. The lease will expire in March 2010 and $6,382 under a lease that will expire in June 2013. During the third quarter of 2009, the Company completed the exit of the facility. We have recorded a liability of $0.5 million associated with the lease costs of the vacated space recorded as of December 31, 2009.

Winter Park, Florida:  We lease 2,000 square feet of office space at a monthly cost of $2,882 per month. The lease expires in October 2010. We vacated this space and relocated the employees to our Daytona Beach, Florida office during the second quarter of 2009. We have recorded a liability of approximately $36,000 associated with the lease costs of the vacated space as of December 31, 2009.

Madison, Wisconsin:  In connection with the acquisition of Emageon (see Note E to our Consolidated Financial Statements), we acquired an existing lease obligation which extends through January, 2013. The facility has been subleased to another entity. The net lease obligation has been accrued and at December 31, 2009 the accrued liability was $0.3 million.

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

On January 14, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with the announcement of the proposed merger of AMICAS with a subsidiary of Thoma Bravo, LLC (the “Thoma Bravo Merger”), entitled Progress Associates, on behalf of itself and all others similarly situated v. AMICAS, Inc., et al., Civil Action No. 10-0174. The complaint names as defendants the

Company and its directors, as well as Thoma Bravo. The plaintiff purports to represent similarly situated stockholders of AMICAS. The complaint alleges that the Company and its directors breached fiduciary duties owed to its stockholders in connection with the Thoma Bravo Merger. Specifically, the complaint alleges that the process used was unfair because our directors supposedly failed to solicit strategic buyers and deterred potential buyers other than Thoma Bravo; that the per share price of the proposed Thoma Bravo Merger is inadequate; that our directors had a conflict of interest due to the accelerated vesting of their options and payments thereon and rights to indemnification; and that the proxy statement was materially misleading and/or incomplete because it allegedly failed to disclose the consideration that each director would receive from vesting of his options, the amount of severance to be received by Dr. Kahane, the Company’s Chief Executive Officer, the amount of the fee paid to Raymond James & Associates, Inc. (“Raymond James”), our financial advisor, the number of potential acquirers that were financial and those that were strategic, whether companies not contacted by Raymond James expressed an interest in the Company, and the substance of the discussions between Raymond James and Thoma Bravo between October 8, 2009 and October 18, 2009. The complaint further alleges that Thoma Bravo aided and abetted the alleged breach of fiduciary duties by the Company and its directors. The plaintiff seeks certification of a class, damages, costs and fees.

On February 1, 2010, a follow-on stockholder class action complaint was filed in the same court entitled Lawrence Mannhardt, on behalf of himself and all others similarly situated v. AMICAS, Inc., et al., Civil Action 0-0412, making substantially the same allegations and seeking the same relief. On February 12, 2010, the parties appeared before the Court for a hearing on the plaintiffs’ motion for a preliminary injunction seeking to postpone the special meeting of stockholders scheduled for February 19, 2010. Also on February 12, 2010, the Court entered an order consolidating the two purported stockholder class actions. On February 16, 2010, Merge Healthcare, Inc. (“Merge”) filed an intervenor complaint. On February 17, 2010, Merge filed a motion for a preliminary injunction. The parties appeared before the Court on February 17, 2010. On February 18, 2010, the Court ordered that the special meeting of stockholders scheduled to be held on February 19, 2010 be adjourned pending a full hearing on the merits of the plaintiff’s allegation concerning the adequacy of the Company’s disclosures in its proxy statement. On February 22, 2010, the Company filed an amendment and supplement to its definitive proxy of January 19, 2010. On March 5, 2010, the parties appeared before the Court for a status conference during which the Company informed the Court that the Company had terminated the Thoma Bravo Merger and entered into the Merge Merger Agreement. In light of these developments, the Court indicated that it would prepare an order dissolving the preliminary injunction and dismissing the plaintiffs’ claims as moot. The Court has yet to issue this order. On March 9, 2010 Merge filed a Notice of Dismissal, without prejudice, with respect to its complaint. The Court has scheduled a status conference for March 25, 2010 to address the handling of impounded documents and any application for attorneys fees submitted by plaintiffs. Although the Company intends to oppose any fee application, the Company cannot predict the amount of fees, if any, the Court may award to plaintiffs.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our trading symbol on The NASDAQ Global Market is “AMCS.” On March 8, 2010, the last reported sale price of our common stock on The NASDAQ Global Market was $6.00 The high and low sale prices of our common stock for each quarter during the last two full fiscal years are set forth below:

2009	High	Low

First Quarter	$2.09	$1.49
Second Quarter	$2.98	$1.90
Third Quarter	$4.15	$2.50
Fourth Quarter	$5.52	$2.83

2008

First Quarter	$3.05	$1.70
Second Quarter	$2.96	$2.00
Third Quarter	$2.93	$2.13
Fourth Quarter	$2.44	$1.27

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with the NASDAQ Global Market index (U.S. companies) and Russell 2000 index for the period from December 31, 2004 to December 31, 2009. The comparison assumes that $100 was invested on December 31, 2004 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable. We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index. The comparisons shown in the graph below are based upon historical data and we caution that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMICAS, Inc, The NASDAQ Composite Index
And The Russell 2000 Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
AMICAS Common Stock	112.22	66.52	60.18	37.78	122.25
NASDAQ Composite	112.88	126.51	138.13	80.47	105.61
Russell 2000© index	123.72	146.44	144.15	95.44	102.58

Stockholders.  As of March 9, 2010, there were approximately 1,044 record holders of our common stock.

Dividend Policies.  In December 2002, the Company adopted a stockholder rights plan, as amended (the “Rights Plan”) and declared a dividend of one right (the “Right”) on each share of our common stock. The dividend was paid on December 27, 2002, to stockholders of record on December 27, 2002. We currently intend to retain our future earnings for use in the operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

Sales of Unregistered Securities.  We did not sell any unregistered securities during fiscal year 2009.

Issuer Purchases of Equity Securities.  On November 3, 2008, our Board of Directors approved our repurchase of shares of our common stock having an aggregate value of up to $5 million. During the fiscal year ended December 31, 2009, we repurchased 87,766 shares of stock under a Rule 10b5-1 trading plan. In aggregate, we have repurchased 280,903 shares of stock under this plan. The table below sets forth repurchases of our common stock in each of the three months of the fourth quarter of the year ended December 31, 2009.

Total Number of
Shares
			Purchased as	Approximate Dollar
	Total		Part of Publicly	Value of Shares that
	Number of		Announced	May Yet Be
	Shares	Average Price	Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs

As of September 30, 2009	—	—	—	—
October 1, 2009 through October 31, 2009	—	—	—	—
November 1, 2009 through November 30, 2009	—	—	—	—
December 1, 2009 through December 31, 2009	—	—	—	—
Total:	—	—

Item 6.	Selected Consolidated Financial Data

The following tables set forth selected consolidated financial data of our Company as of and for each of the years in the five-year period ended December 31, 2009 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The selected consolidated financial data as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for each of the years ended December 31, 2006 and 2005 have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data(a)(b)
Revenues
Maintenance and services	$72,022	$39,886	$38,175	$36,258	$36,813
Software licenses and system sales	17,120	10,467	11,713	13,179	15,998

Total revenues	89,142	50,353	49,888	49,437	52,811

Costs and expenses
Cost of revenues:
Maintenance and services	31,768	17,896	16,690	15,261	14,593
Software licenses and system sales	11,504	4,796	4,529	5,686	4,447
Amortization of software costs	2,821	2,204	1,957	1,958	1,966
Selling, general and administrative	26,830	20,865	22,169	22,190	21,400
Research and development	15,099	8,768	8,640	8,838	9,268
Acquisition costs	2,423	—	—	—	—
Depreciation and amortization	548	403	426	427	427
Restructuring, severance and impairment charges	4,429	27,490	—	—	5,677

Total costs and expenses	95,422	82,422	54,411	54,360	57,778

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating loss	(6,280)	(32,069)	(4,523)	(4,923)	(4,967)
Interest income (expense), net	732	2,187	3,870	3,753	1,765
Loss on sale of investments	(9)	(31)	—	—	—
Other expense	(23)	—	—	—	—

Loss from continuing operations, before income taxes	(5,580)	(29,913)	(653)	(1,170)	(3,202)
Provision for (benefit from) income taxes	(1,570)	158	209	84	(1,197)

Loss from continuing operations	(4,010)	(30,071)	(862)	(1,254)	(2,005)
Gain on sale of discontinued operations, net of benefit from income taxes of $230 and 33,906 in 2006 and 2005, respectively	—	—	—	230	46,277
(Loss) income from discontinued operations, net of income taxes	—	—	—	—	(57)

Net loss	$(4,010)	$(30,071)	$(862)	$(1,024)	$44,215

(Loss) earnings per share — basic
Continuing operations	$(0.11)	$(0.77)	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00	1.00

	$(0.11)	$(0.77)	$(0.02)	$(0.03)	$0.96

(Loss) earnings per share — diluted
Continuing operations	$(0.11)	$(0.77)	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	0.00	0.00	0.00	0.00	1.00

	$(0.11)	$(0.77)	$(0.02)	$(0.03)	$0.96

Cash provided by (used in) operating activities	$11,984	$4,435	$6,975	$3,565	$(7,689)

(a)	Consolidated statements of operations data include $2,038, $1,524, $1,878 and $1,763 of stock based compensation related to the guidance in FASB ASC 718 formerly SFAS 123(R), “Share-Based Payment,” for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(b)	Includes operating activities of the Medical Division through the sale of the Medical Division on January 3, 2005.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$8,785	$7,366	$8,536	$7,331	$82,214
Marketable securities	38,888	47,627	67,071	64,436	—
Working capital	31,939	47,054	70,101	68,964	79,036
Total assets	102,259	77,098	128,441	126,871	140,285
Total stockholders’ equity	55,455	55,295	108,246	107,555	119,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading independent provider of imaging IT solutions in the United States and Canada. AMICAS offers a comprehensive suite of image and information management solutions — from radiology PACS to cardiology PACS, from radiology information systems to cardiovascular information systems, from business intelligence tools to enterprise content management tools, and from revenue cycle management solutions to teleradiology solutions. AMICAS provides a complete, end-to-end solution for imaging centers, ambulatory care facilities, radiology practices and billing services. Solutions include automation support for workflow, imaging, billing and document management. Hospitals are provided with a comprehensive image management solution for cardiology and radiology as well as an enterprise-wide image management infrastructure that complements existing electronic medical record (“EMR”) strategies to enhance clinical, operational, and administrative functions. Complementing the product suites is AMICAS professional services, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise.

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

In the acute care market, we provide top-flight departmental solutions for radiology and cardiology departments and an enterprise-wide imaging infrastructure that serves as the imaging component for the enterprise electronic medical record. Our departmental solutions for radiology include a web-based PACS that features innovative image management capabilities at what we believe is a low total cost of ownership. Our departmental solutions for cardiology include a multi-modality image management platform, a web-based structured reporting solution, and a hemodynamic monitoring solution. This comprehensive cardiovascular solution offers a complete, end-to-end automation solution for all aspects of a cardiology department.

Our enterprise solutions include vendor neutral archive for image management infrastructure. A vendor neutral archive allows healthcare providers to consolidate their medical imaging infrastructure for multiple departmental image management solutions from multiple vendors and multiple locations. AMICAS ECM (Enterprise Content Manager) can be deployed as a standalone medical image archive solution or it can be deployed complete with an integrated viewing platform to allow providers to use AMICAS ECM as the imaging component of their overall EMR strategy.

In fiscal year 2009, the Company continued the trend of large multi-site customers in the ambulatory market, where payments have shifted from a license fee in advance to a multi-year financing arrangement. We believe that this shift is due to the need for radiology groups to reduce the up front capital needs typically required in a traditional software sale. Our revenues continue to be impacted as a result of the need to recognize the revenue over extended periods as compared to prior periods. Software discounts have remained relatively constant during fiscal year 2009; however, uncertainty could impact both the level of discounts as well as delay capital purchasing decisions. Revenues in the acute care market consist primarily of software and the associated maintenance and services. We believe the acute care market continues to be driven by the replacement market for existing PACS systems, especially to reduce total cost of ownership and reduce overhead costs. We believe the replacement market represents an attractive opportunity for our solution to improve return on investment and lower costs. However, continued uncertainty could cause potential customers to delay or eliminate capital expenditures when they have an existing system.

On April 2, 2009, we completed the acquisition of Emageon. As a result of the acquisition, we expanded our presence in the image and information management market. The combined solution suite includes radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities. We now have operations in Canada, acquired as part of the Emageon acquisition.

On December 24, 2009, we entered into the Thoma Bravo Merger Agreement, which provides for the acquisition of 100% of the capital stock of AMICAS by an affiliate of Thoma Bravo for $5.35 per share in cash. On February 23, 2010, we received from Merge a proposal to acquire all of the outstanding shares of AMICAS for $6.05 per share in cash, which included an executed definitive commitment letter for $200 million of financing from Morgan Stanley and confirmation that Merge would place a portion of the pre-funded proceeds received from its mezzanine investors into an escrow account directly accessible by AMICAS. After reviewing the proposal, on March 1, 2010, our Board of Directors determined that the proposal constituted a “Superior Proposal” as defined under the Thoma Bravo Merger Agreement. In accordance with the terms of the Thoma Bravo Merger Agreement, we negotiated in good faith with Thoma Bravo during the five business day period to make such adjustments in the terms and conditions of the Thoma Bravo Agreement such that the Merge proposal would cease to constitute a Superior Proposal.

On March 4, 2010, Thoma Bravo notified AMICAS that it was not offering a counter proposal and waived the remainder of the notice period. On March 5, 2010, we terminated the Thoma Bravo Merger Agreement and paid a termination fee of approximately $8.6 million, half of which was reimbursed by Merge. Subsequently, we entered into the Merge Merger Agreement, pursuant to which Merge will acquire all of the outstanding shares of AMICAS for $6.05 per share in cash. Under the terms of the Merge Merger Agreement, Merge will commence a cash tender offer for all of AMICAS’ outstanding common stock. Merge will then consummate a merger pursuant to which any untendered shares of AMICAS common stock (other than those shares held by AMICAS’ stockholders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the same $6.05 per share cash price. The tender offer and merger are subject to certain closing conditions, including, but not limited to, a successful tender of a minimum number of shares of AMICAS common stock, antitrust clearance and other regulatory approvals. The merger is expected to close in the second quarter of 2010. There is no financing condition to the consummation of the Acquisition.

RESULTS OF OPERATIONS

Revenues

	Year Ended December 31,
	2009	Change	2008	Change	2007
	(Dollars in thousands)

Maintenance and services	$72,022	80.6%	$39,886	4.5%	$38,175
Percentage of total revenues	80.8%		79.2%		76.5%

Software licenses and system sales	$17,120	63.6%	$10,467	(10.6)%	$11,173
Percentage of total revenues	19.2%		20.8%		23.5%

Total revenues	$89,142	77.0%	$50,353	0.9%	$49,888

The Company has two primary revenue-generating areas: software license fees and system revenues, and maintenance and services revenues. Software license fees and system revenues are derived from the sale of software product licenses and computer hardware. Maintenance and services revenues come from providing ongoing software and hardware maintenance, EDI and services revenues. Approximately 69%, 67% and 62% of our total revenues were of a recurring nature, such as support and transaction processing services, in 2009, 2008 and 2007, respectively.

Maintenance and services revenues

There are three primary components of maintenance and services revenues: (1) software and hardware maintenance, (2) EDI revenues, and (3) service revenues.

Maintenance and services revenues grew 80.6% or $32.1 million in the fiscal year of 2009 as compared to the fiscal year of 2008. The components of the change are as follows:

•	Software and hardware maintenance revenues increased approximately $29.8 million in the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008. The primary driver of the increase was $25.3 million due to the acquisition of Emageon. The remaining increase of $4.5 million is due to organic growth of the customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product updates and ongoing customer support and maintenance.

•	EDI revenues decreased approximately $0.3 million in fiscal year 2009 as compared to fiscal year 2008. EDI revenues decreased primarily due to customer attrition.

•	Professional service revenues increased by approximately $2.7 million in the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008. Service revenues increased $3.7 million due to the acquisition of Emageon, offset by a $1.0 million decrease in service revenues as compared to the twelve months ended December 31, 2008. The $1.0 million decrease in service revenues is primarily due to delays in product installations and achieving installation milestones that would result in services revenue recognition.

Maintenance and services revenues grew 4.5% or $1.7 million in fiscal year 2008 as compared to fiscal year 2007. The components of the change are:

•	Software and hardware maintenance revenues increased approximately $2.2 million in fiscal year 2008 as compared to fiscal year 2007. The increase was primarily a result of the increase in the size of our installed customer base. The growth in our installed customer base is dependent on our ability to sell software licenses and systems sales and to maintain our existing installed base through product upgrades and new and innovative features.

•	EDI revenues increased approximately $0.3 million in fiscal year 2008 as compared to fiscal year 2007. The growth in EDI revenues was primarily the result of increases in our rates as volumes from customers for these services remained relatively constant.

•	Service revenues decreased by approximately $0.8 million in fiscal year 2008 as compared to fiscal year 2007. The decrease in service revenues is primarily the result of an increase in the number of agreements with extended payment terms, resulting in a longer time to recognize revenue.

Software license and systems revenues

Software license and system revenues increased 63.6% or $6.7 million in fiscal year 2009 as compared to fiscal year 2008.

The increase in software license and systems revenues was due to an increase of $7.9 million of additional revenues from our acquisition of Emageon offset by a decrease of $1.2 million versus the twelve months ended December 31, 2008. The decrease of $1.2 million was primarily attributable to the effect of extended payment terms, which increases the time it takes to convert the software license and systems orders to revenue and the effect of a large system sale that occurred in the first quarter of 2008. In general, the recognition of software license and systems revenues under generally accepted accounting principles can depend on product mix (i.e. whether systems or software are being sold), and whether there are changes in the prevailing terms (such as payment terms) under which our sales are concluded, all of which may vary over time and from quarter to quarter.

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

Quarterly and annual revenues and related operating results are highly dependent on the volume and timing of the signing of license agreements and product deliveries during each quarter, which are very difficult to forecast. A significant portion of our quarterly sales of software product licenses and computer hardware is concluded in the last month of each quarter, generally with a concentration of our quarterly revenues earned in the final ten business days of that month. Also, our projections for revenues and operating results include significant new sales of product and service offerings, including our AMICAS PACS, AMICAS RIS, AMICAS Financials, RadStream, Dashboards and AMICAS Documents, AMICAS Vericis and AMICAS Hemo. Due to these and other factors, our revenues and operating results are very difficult to forecast.

Cost of Revenues

	Year Ended December 31,
	2009	Change	2008	Change	2007
	(Dollars in thousands)

Maintenance and services	$31,768	77.5%	$17,896	7.2%	$16,690
Percentage of maintenance and services revenues	44.1%		44.9%		43.7%

Software licenses and system sales	11,504	139.9%	4,796	5.9%	4,529
Percentage of software licenses and system sales	67.2%		45.8%		38.7%

Amortization of software	2,821	28.0%	2,204	12.6%	1,957
Percentage of software license and system sales	16.5%		21.1%		16.7%

Total cost of revenues	$46,093	85.1%	$24,896	7.4%	$23,176

Cost of maintenance and services revenues

Cost of maintenance and services revenues primarily consists of the cost of EDI insurance claims processing, outsourced hardware maintenance, EDI billing and statement printing services, postage, third party consultants and personnel salaries, benefits and other allocated indirect costs related to the delivery of services and support.

Cost of maintenance and services revenue for the fiscal year 2009 increased 77.5% or $13.9 million as compared to the fiscal year 2008.

•	Cost of software and hardware maintenance and services increased by approximately $11.1 million. The increase in cost of software and hardware maintenance and services is due primarily to the acquisition of Emageon, and increases in internal and third party support costs related to the organic growth of support revenues.

•	Cost of services revenues increased by $2.9 million. The increase in cost of services revenues is directly related to the revenue increases from the acquisition of Emageon.

•	Cost of EDI revenues decreased by approximately $0.1 million. The decrease in EDI costs is due primarily to lower revenues and related costs.

Cost of maintenance and services revenues increased by $1.2 million to $17.9 million or 7.2% in fiscal year 2008 as compared to fiscal year 2007.

•	Cost of software and hardware maintenance and services increased by approximately $0.5 million. The increase in cost of software and hardware maintenance and services is due primarily to an increase in salaries and benefits of approximately $0.5 million.

•	Cost of EDI revenues increased by approximately $0.7 million. The increase in EDI costs is due primarily to a reduced cost in fiscal year 2007, as the Company recorded an approximately $0.7 million reduction in cost of maintenance and services revenues for unearned discounts which were recognized in 2007 as a result of the termination of the agreement with Cerner.

•	As a percentage of revenue, costs of maintenance and services revenues decreased slightly from 44.9% in fiscal year 2008 to 44.1% in fiscal year 2009. Excluding the impact of the unearned discounts, the cost of maintenance and services as a percent of maintenance and services revenue decreased slightly in fiscal year 2008 versus fiscal year 2007.

Cost of software license and system sales

Cost of software license and system revenues primarily consists of costs incurred to purchase computer hardware, third-party software and other items for resale in connection with sales of new systems, as well as amortization of software product costs.

Cost of software licenses and hardware sales increased 139.9% or $6.7 million for the fiscal year 2009 as compared to fiscal year 2008. The increase in the cost of software license and systems revenues was primarily due to the acquisition of Emageon, including $6.7 million of third party hardware and internal manufacturing costs. The increase in third party and internal costs is directly related to the increase in third party software and hardware revenue.

Amortization of software increased by $0.6 million or 28.0% in fiscal year 2009 as compared to fiscal year 2008. The increase in amortization is directly related to the acquisition of technology assets from the purchase of Emageon.

Cost of software license and system sales as a percentage of software license and system revenues increased to 67.2% in fiscal year 2009 as compared to 45.9% in fiscal year 2008. The increase of approximately 21% is due to the increase in the costs of systems sales related to manufacturing and internal costs for acquired products, which has changed the product mix relative to software revenues.

Cost of software license and system sales increased by approximately $0.3 million or 5.9% in fiscal year 2008 as compared to fiscal year 2007. The increase in cost of software license and system sales is attributable to $0.3 million write off of third party costs that were previously capitalized.

Amortization of software costs increased by $0.2 million or 12.6% from fiscal year 2008 versus fiscal year 2007 which is related to the purchase of AMICAS Financials, as described below.

Cost of software license and system sales as a percentage of software license and system revenues increased to 45.9% in fiscal year 2008 as compared to 38.7% in fiscal year 2007. The increase of approximately 7% is due primarily to the product mix of software revenues versus systems sales.

Operating Expenses

	Year Ended December 31,
	2009	Change	2008	Change	2007
	(Dollars in thousands)

Selling, general and administrative	$26,830	28.6%	$20,865	(5.9)%	$22,169
Percentage of total revenues	30.0%		41.4%		44.4%

Research and development	$15,099	72.2%	$8,769	1.5%	$8,640
Percentage of total revenues	16.9%		17.4%		17.3%

Amortization of intangibles	$548	36.3%	$402	(5.9)%	$426
Percentage of total revenues	0.6%		0.7%		0.9%

Acquisition costs	$3,028	100%	$—	0%	$—
Percentage of total revenues	3.4%		0%		0%

Restructuring costs	$3,824	100%	$—	0%	$—
Percentage of total revenues	4.3%		0%		0%

Impairment charges	$—	(100)%	$27,490	100%	$—
Percentage of total revenues	0%		17.4%		0%

Selling, general and administrative

Selling, general and administrative expenses include fixed and variable compensation and benefits, facilities, travel, communications, bad debt, legal, marketing, insurance, stock-based compensation and other administrative expenses.

Selling, general and administrative expenses increased by $5.9 million or 28.6% to $26.8 million in fiscal year 2009 as compared to $20.9 million in fiscal year 2008. This increase was due to the acquisition of Emageon, including additional sales and marketing personnel costs and additional personnel costs in finance and administration.

Selling, general and administrative expenses as a percentage of revenue decreased to 30.0% from 41.4% as compared to fiscal year 2008. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of the increased revenue base from the acquisition of Emageon, as the costs to support the organization do not increase proportionally to revenues.

Selling, general and administrative expenses decreased by $1.3 million or 5.9% to $20.9 million in fiscal year 2008 as compared to $22.2 million in fiscal year 2007. This decrease was due to primarily to a $0.8 million decrease in personnel salaries and benefits due to reduced headcount and a $0.5 million decrease in stock-based compensation included in general and administrative expenses. Non-personnel related expenses remained consistent with fiscal year 2007.

Selling, general and administrative expenses as a percentage of revenue decreased to 41.4% from 44.4% as compared to fiscal year 2007. The decrease in selling and general and administrative expenses as a percentage of revenue is due primarily to the decrease in such expenses of $1.3 million and an increase in revenues.

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

Research and development expense increased from $8.8 million to $15.1 million or 72.2% in fiscal year 2009 as compared to fiscal year 2008. The increase in research and development expense represents operating increases in personnel costs and benefits. The increase in research and development expense is due to increased personnel costs related to the acquisition of Emageon, as there are additional products to develop and support. As a percentage of revenue, research and development expenses were 16.9% of revenues in fiscal year 2009 as compared to 17.4% of revenues in fiscal year 2008.

Research and development expense increased from $8.6 million to $8.8 million or 1.5% in fiscal year 2008 as compared to fiscal year 2007. The increase in research and development expense represents operating increases in personnel costs and benefits. The Company continues to invest in research and development to develop new and innovative products and features and enhance the Company’s existing product suite. As a percentage of revenue, research and development expenses were 17.4% of revenues in fiscal year 2008 as compared to 17.3% of revenues in fiscal year 2007, which reflects this continued investment.

Acquisition costs

We incurred approximately $3.0 million in acquisition related and integration costs in fiscal year 2009. Approximately $2.4 million related to our acquisition of Emageon Inc, and the remaining $0.6 million was incurred in connection with the proposed acquisition by Thoma Bravo announced on December 24, 2009. These costs consisted primarily of legal, accounting, and fees for consulting services.

Restructuring costs

We incurred restructuring costs of $3.8 million related to our acquisition of Emageon during fiscal year 2009, which included $0.9 million in excess facilities charges, $2.2 million in severance and termination costs, and $0.6 million in disposal of leasehold improvements, furniture and equipment in the sites exited under the restructuring, and $0.1 million of other equipment relocation and storage charges.

Amortization of intangibles

Amortization increased from $402,000 in the year ended December 31, 2008 to $548,000 or 36.3% in the year ended December 31, 2009. The increase is due to the increased amortization resulting from intangible assets acquired that were acquired as part of the acquisition of Emageon.

Amortization decreased from $427,000 in the year ended December 31, 2007 to $402,000 or 5.9% in the year ended December 31, 2008. The decrease is due to the reduction in the amortization of an intangible asset that became fully amortized in November, 2008.

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

Impairment

We performed our annual goodwill impairment test at September 30, 2009 and determined that the fair value of equity exceeded the carrying value of equity, therefore goodwill was not impaired as of that date.

In the fourth quarter of 2008, we incurred $27.5 million of impairment charges of which $27.3 million related to goodwill. We performed our annual goodwill impairment test at September 30, 2008 and determined that the fair value of equity exceeded the carrying value of equity, therefore goodwill was not impaired as of that date.

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

Interest Income (Expense)

	Year Ended December 31,
	2009	Change	2008	Change	2007
	(Dollars in thousands)

Interest income	$769	(64.9)%	$2,187	(43.5)%	$3,870
Interest expense	37	100%	—	—	—
(Benefit from) provision for income tax	(1,570)	(1,093.7)%	158	(24.4)%	209

Interest income decreased by approximately $1.4 million or 64.9% in fiscal year 2009 as compared to fiscal year 2008. The decrease in interest income is the result of the decrease in cash and marketable securities as a result of our use of cash to purchase Emageon and lower yields on our balances.

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

We incurred approximately $37,000 of interest expense in fiscal year 2009 related to leases. We had no interest expense during 2008 or 2007.

Income Taxes

We recorded an income tax benefit of $1,570,000 from continuing operations in fiscal year 2009. The income tax benefit for the year ended December 31, 2009 is primarily due to the reversal of reserves for uncertain tax positions, and an alternative minimum tax refund.

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

Management has assessed the recovery of our deferred tax assets of $47.7 million and as a result of this assessment, recorded a valuation allowance of $45.9 million as of December 31, 2009. The valuation allowance, along with deferred tax liabilities of $1.8 million, reduces the net deferred tax asset to zero. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely than not that the deferred tax asset will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009, our cash and cash equivalents and marketable securities were $47.7 million, a decrease of $7.3 million from $55.0 million of cash and cash equivalents and marketable securities at December 31, 2008.

Net cash provided by operating activities was $12.0 million in fiscal year 2009 as compared to cash provided by operating activities of $4.4 million in fiscal year 2008. Net cash from operations in fiscal year 2009 included approximately $6.7 million of cash generated from changes in working capital, primarily due to the increases in deferred revenue, and prepaid expense and other current assets. The Company generated approximately $5.3 million of cash from operations due to; net loss of $4.0 million, adjusted for non-cash items of $2.8 million of amortization, $3.2 million of depreciation, $2.0 million of stock based compensation and $0.3 million of bad debt expense.

Investing activities used $12.8 million of cash in fiscal year 2009. We decreased our marketable securities balances by approximately $8.6 million and invested $0.7 million in fixed assets during fiscal year 2009, and used $20.1 million to purchase Emageon.

Net cash provided by financing activities was $2.3 million. The primary source of cash was from the exercise of stock options by certain employees.

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

Contractual Obligations

The following table summarizes the payments due in connection with specific contractual obligations during the periods specified.

	Fiscal Year Ended
	2010	2011	2012	2012	Thereafter	Totals
	(In thousands)

Operating leases(a)	$2,051	$1,838	$1,570	$231	$—	$5,690
Capital lease obligation	9	—	—	—	—	9
Other commitments(b)	2,261	—	—	—	—	2,261

Total	$4,321	$1,838	$1,570	$231	$—	$7,960

(a)	In October 2007, we signed a lease to remain in our Boston, Massachusetts corporate headquarters until January 2013. The base rent is $65,446 per month and increases by $1.00 per square foot annually over the lease term. In February 2009, we extended the lease in our Daytona Beach, Florida facility from May 2009 to April 2012. The base rent of $25,500 began in May 2009 and increases by $1,000 per month in the second year and an additional $500 per month in the third year.

(b)	Included in other commitments are the following:

•	We are committed to paying approximately $24,000 per month through April 2010 for certain EDI services.

•	In connection with our employee savings plans, we have committed, for the 2010 plan year, to contribute to the plans. Our matching contribution for 2010 is estimated to be approximately $0.9 million in cash. Our matching contribution for 2009 was approximately $0.7 million of which $0.4 million was paid in 2009 and $0.3 million was paid in February 2010.

We anticipate capital expenditures for computer software and equipment, other equipment, and leasehold improvements of approximately $1.2 million for 2010.

To date, the overall impact of inflation on us has not been material.

From time to time, in the normal course of business, we are involved with disputes and have various claims made against us. There are no material proceedings to which we are a party currently pending, and management is unaware of any material contemplated actions against us.

As permitted under Delaware law, we have agreements under which we indemnify our executive officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. Given the insurance coverage in effect, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2009.

We generally include intellectual property indemnification provisions in our software license agreements. Pursuant to these provisions, we hold harmless and agree to defend the indemnified party, generally our business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to our products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against us or an indemnified party is made, generally we, in our sole discretion, agree to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. We believe the estimated fair value of these intellectual property indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2009.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements and accompanying notes, which we believe have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, allowances for future returns, discounts and bad debts, tangible and intangible assets, deferred costs, income taxes, restructurings, commitments, contingencies, claims and litigation. We base our judgments and estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, our actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  We recognize revenue in accordance in accordance with FASB ASC 605 — Revenue Recognition (originally issued as Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”). We recognize software license revenues and system (computer hardware) sales upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of ours shall be remaining. Otherwise, we defer the sale until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

We review all contracts that are offered outside our standard payment terms. We review customer credit history to determine probability of collection and we do not have a history of granting post contract concessions. When there is a history of successfully collecting payments from our customer without making post contract concessions, we recognize revenue upon delivery. In instances where we do not have an established payment history and/or if the payment terms are in excess of twelve months we recognize revenue as payments become due and payable. Our license and service arrangements generally do not require significant customization or modification of our software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to our software products’ source code or where there are acceptance criteria or milestone payments, we defer the recognition of software license revenue. In instances where we have determined that services are essential to the functionality, we recognize the services revenues and software license and systems revenues using the percentage of completion method.

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

Inventories.  Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. We periodically review the quantities of inventories on hand and compare these amounts to expected usage of each particular product or product line. We record a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value. Costs of purchased third-party hardware and software associated with our customer contracts are included as inventories in the consolidated balance sheets and charged to cost of system sales when we receive customer acceptance and all other relevant revenue recognition criteria are met.

Long-lived Assets.  We review our long-lived assets, such as property and equipment, and purchased intangible assets that are subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with FASB ASC 360 — Property Plant and Equipment (which includes what was originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In the fourth quarter of 2008 we recorded a $0.2 million charge related to internal use purchased software that is no longer utilized.

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

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We performed a Step 1 test at its annual testing date of September 30, 2009 and determined that the fair value of equity exceeding the carrying value of equity, therefore goodwill was not impaired.

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

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in FASB ASC 350 — Intangibles — Goodwill and Other, (originally issued as SFAS No. 142, “Goodwill and Other Intangible Assets), paragraph 21 was used to estimate the implied fair value of goodwill. “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

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

Software Development Costs.  We begin capitalizing software development costs, only after establishing commercial and technical feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally, depending on the nature and success of the product, such deferred costs are amortized over a five- to seven-year period. Amortization commences when the product is made commercially available. No products were made commercially available in 2009. In 2009 and 2008 we did not capitalize any costs related to products as such amounts were immaterial.

We evaluate the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If our gross revenues turn out to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

Income Taxes.  We provide for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of our assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. In June 2007, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” which is now codified in FASB ASC 740 — Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. It prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of ASC 740, and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to the adoption of the guidance in ASC 740.

Accounting for Share-Based Payment.  We account for share-based payment in accordance with the guidance in the guidance in FASB ASC 718 — Compensation (originally issued as SFAS 123(R), “Share Based Payment”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

Fair Value.  Effective January 1, 2008, we adopted the guidance in FASB ASC 820 — Fair Value Measurements and Disclosures (originally issued as Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC 820 clarifies that fair value is an exit price, representing the amount that would be received pursuant to the sale of an asset or paid pursuant to the transfer a liability in an orderly transaction between market participants. It also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Business Combinations.  Effective January 1, 2009, we adopted the new accounting standard regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption had a material impact on the Company’s 2009 consolidated financial statements as our acquisition of Emageon was accounted for under the guidance of ASC 805.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective July 1, 2009, we adopted “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective June 30, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements.

Effective January 1, 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on our consolidated financial statements.

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption had a material impact on the Company’s 2009 consolidated financial statements as our acquisition of Emageon was accounted for under the guidance of ASC 805.

New Accounting Pronouncement

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to its consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any “off-balance sheet arrangements,” as that term is defined in the rules and regulations of the SEC.

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

As of December 31, 2009, we held approximately $8.8 million in cash and cash equivalents and $38.9 million in marketable debt securities. Cash equivalents are carried at fair value, which approximates cost. Available for sale marketable securities are carried at fair value, and held to maturity securities are held at amortized cost.

We are exposed to market risk, including changes in interest rates affecting the return on our investments. A significant decline in interest rates can have a material impact on our interest income. Exposure to market rate risk for changes in interest rates relates to our investment in marketable debt securities of $38.9 million at December 31, 2009. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. The current negative liquidity conditions in the global credit markets can adversely impact the liquidity of these securities; however, the investments are highly rated, and our investments have an average remaining maturity of approximately six months and are primarily fixed-rate debt instruments. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $180,000.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2009 and 2008 and for each of the years ended December 31, 2009, 2008 and 2007 are included under Item 15 and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited AMICAS, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMICAS, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMICAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMICAS, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/   BDO Seidman, LLP

Boston, Massachusetts
March 11, 2010

Item 9B.	Other Information

None.

PART III

Portions of the AMICAS, Inc.’s definitive proxy statement for the 2010 Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The response to this item will be contained in the Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” ,and “Compensation Practices and Policies Relating to Risk Management” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be contained in the Proxy Statement in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2009:

	(a)	(b)	(c)
			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	5,106,726	$2.39	2,428,340	(2)
Equity compensation plans not approved by security holders(3)	2,785,092	$2.89	—

Total	7,891,818	$2.57	2,428,340

(1)	Consists of our:

•	2006 Stock Incentive Plan;

•	2007 Employee Stock Purchase Plan;

•	1996 Stock Option Plan;

•	Length-of-Service Nonqualified Stock Option (“LOSSO”) Plan; and

•	Directors Stock Option Plan.

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

(2)	Consists of 3,719,544 shares issuable under our 2006 Stock Incentive Plan. Directors and employees are eligible to receive grants under the 2006 Stock Incentive Plan, which is administered by our Compensation Committee. The Compensation Committee approves options, rights or stock grants under the 2006 Stock Incentive Plan, including (i) the number of shares of common stock covered by such options, rights or stock grants, (ii) the dates upon which such options, rights or stock grants become exercisable (which is typically over a three to four year period), (iii) the exercise price of such options, rights or stock grants (which may not be less than the fair market value of a share of stock on the date the option or right is granted), and (iv) the duration of the options, rights or stock grants (which may not exceed ten years). The Compensation Committee has delegated to our Chief Executive Officer the authority to grant a limited number of options under the 2006 Stock Incentive Plan to new and current employees, other than executive officers and certain other officers. As of December 31, 2009, our Chief Executive Officer had the authority to grant options for up to 382,252 shares of our common stock.

(3)	Consists of our 2000 Broad-Based Stock Plan (the “2000 Plan”), for which stockholder approval was neither sought nor obtained, and which was adopted by the Board of Directors effective June 13, 2000. The 2006 Stock Incentive Plan replaced the 2000 Plan. Options outstanding under the 2000 Plan continue to have force and effect in accordance with the provisions of the instruments evidencing such options. However, no further options will be granted under the 2000 Plan, and no shares remain reserved for issuance under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item will be contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15(a)(1) and (2)  Financial Statements.

The financial statements beginning on page F-1 of this report are filed as part of this report on the pages indicated. Financial statement schedules are not included as they are not applicable as all items are included in the financial statements.

Financial Statements and Supplementary Data

Item 15(a)(3)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
No.		Description

2.1	—	Agreement and Plan of Distribution, dated as of February 21, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
2.2	—	Agreement and Plan of Merger, dated as of November 25, 2003, by and among VitalWorks Inc., PACS Acquisition Corp., AMICAS, Inc., and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2003).
2.3	—	First Amendment to Agreement and Plan of Merger dated as of December 9, 2004 by and among VitalWorks Inc., AMICAS, Inc., and Seth Rudnick, Hamid Tabatabaie and Alexander Spiro solely in their representative capacity as “Committee Members” constituting the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2004).
2.4	—	Agreement and Plan of Merger, dated as of February 23, 2009, by and among AMICAS, Inc., Emageon Inc. and AMICAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 24, 2009).

Exhibit
No.			Description

2.5		—	Agreement and Plan of Merger, dated as of December 24, 2009, by among AMICAS, Inc., Project Alta Merger Corp. and Project Alta Holdings Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2009).
2.6		—	Agreement and Plan of Merger, dated as of February 28, 2010, by and among AMICAS, Inc., Merge Healthcare Incorporated and Project Ready Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 9, 2010)
3.1		—	Certificate of Incorporation of InfoCure Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
3.2		—	Third Amended and Restated Bylaws of AMICAS, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 13, 2007).
3.3		—	Amendment to By-Laws of AMICAS, Inc. adopted May 12, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 15, 2009).
4.1		—	Specimen Certificate for shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the Commission March 30, 2005).
4.2		—	Rights Agreement, including all exhibits, dated as of December 5, 2002, between VitalWorks Inc. and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
4.3		—	Amended and Restated Warrant, originally issued to Crescent International Ltd. on September 28, 1998, as amended and restated on March 6, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on April 2, 2001).
4.4		—	Amendment to Rights Agreement by and between AMICAS, Inc. and StockTrans, Inc., dated December 24, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2009).
4.5		—	Amendment to Rights Agreement by and between AMICAS, Inc. and StockTrans, Inc., dated March 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 9, 2010).
10	.1†	—	InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996).
10	.2†	—	Form of Incentive Stock Option Agreement of InfoCure Corporation (incorporated by reference to Exhibit 10.2 to InfoCure’s Registration Statement on Form SB-2, filed with the Commission on December 27, 1996).
10	.3†	—	InfoCure Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.48 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.4†	—	InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.49 to InfoCure’s Annual Report on Form 10-KSB, filed with the Commission on April 1, 1998).
10	.5†	—	Amendment to InfoCure Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.6†	—	Amendment to InfoCure Corporation Length-of-Service Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000).
10.7		—	Tax Disaffiliation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.8†	—	Employee Benefits and Compensation Allocation Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.9		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).

Exhibit
No.			Description

10.10		—	Intellectual Property License Agreement, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.11		—	Assignment of Copyrights, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10.12		—	Assignment of Trademarks, dated as of March 5, 2001, by and between InfoCure Corporation and PracticeWorks Systems, LLC (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2001).
10	.13†	—	InfoCure Corporation 2000 Broad-Based Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000).
10.14		—	Lease Agreement, dated March 13, 2001, by and between InfoCure Corporation and Joseph V. Fisher, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2001).
10.15		—	Form of Letter to Stockholders (incorporated by reference to Exhibit 20 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 9, 2002).
10	.16†	—	Form of Employment Agreement, dated April 26, 2004, by and between VitalWorks Inc. and our Named Executive Officers (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).
10	.17†	—	Amended Employment Agreement, dated July 26, 2004, by and between VitalWorks Inc. and Stephen N. Kahane (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2004).
10.18		—	Asset Purchase Agreement, dated as of November 15, 2004, by and between VitalWorks Inc. and Cerner Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 18, 2004).
10.19		—	Agreement of Sublease, dated February 15, 2005, by and among AMICAS, Inc. and Patientkeeper, Inc. (incorporated by reference to 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10.20		—	Amended and Restated Sublease, dated March 8, 2005, by and among AMICAS, Inc. and Chordiant Software, Inc. (incorporated by reference to 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2005).
10	.21†	—	AMICAS, Inc. 401(k) Retirement Savings Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 31, 2007).
10	.22†	—	2007 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 24, 2007).
10	.23†	—	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2007).
10	.24†	—	Form of Nonqualified Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2007).
10	.25†	—	Form of Restricted Stock Agreement for Employees under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2007).
10	.26†	—	Form of Restricted Stock Agreement for Non-Employee Directors under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2007).
10	.27†	—	2007 Employee Stock Purchase Plan (incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, filed with Commission on April 30, 2007).
10	.28†	—	Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2007).

Exhibit
No.			Description

10	.29†	—	Separation Agreement, dated October 25, 2007, by and between AMICAS, Inc. and Peter McClennen (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 11, 2007).
10.30		—	Lease agreement, dated October 18, 2007, by and between AMICAS, Inc. and Brighton Landing, LLC. (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2009)
10	.31†	—	Employment Agreement, dated April 7, 2009, by and between AMICAS, Inc. and Kevin C. Burns (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 6, 2009).
10	.32†	—	409A Amendment to Employment Agreement of Stephen N. Kahane, dated December 31, 2009, by and between AMICAS, Inc. and Stephen N. Kahane (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2009).
10	.33†	—	409A Amendment to Employment Agreement of Kevin C. Burns, dated December 31, 2009, by and between AMICAS, Inc. and Kevin C. Burns (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2009).
10	.34†	—	Fourth Amendment to Employment Agreement of Stephen N. Kahane, dated February 10, 2009, by and between AMICAS, Inc. and Stephen N. Kahane. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 13, 2009)
10	.35†	—	Second Amendment to Employment Agreement of Kevin C. Burns, dated February 10, 2009, by and between AMICAS, Inc. and Kevin C. Burns. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 13, 2009).
10.36		—	Second Amendment To Lease Agreement, dated February 27, 2009, by and among Joseph V. Fisher, LLC and AMICAS, Inc. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 11, 2009).
10.37		—	Employment Agreement, dated March 8, 2009, by and between AMICAS, Inc. and Craig Newfield (incorporated by reference as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 11, 2009
10.38		—	Employment Letter, dated February 3, 2009, by and between AMICAS, Inc. and Frank Stearns (incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10Q, filed with the Commission on May 11, 2009).
10.39		—	Voting Agreement, dated December 24, 2009, between AMICAS, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2009).
10	.40*	—	2008 Non-Employee Director Compensation Plan.
10.41		—	AMICAS, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, filed with the Commission on July 24, 2006).
21.1		—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 30, 2005).
23	.1*	—	Consent of BDO Seidman, LLP, an independent registered public accounting firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of AMICAS, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note E of the financial statements, the Company adopted the accounting standards related to Business Combinations, effective for business combinations entered into after January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMICAS, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
March 11, 2010

AMICAS, INC. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,785	$7,366
Marketable securities	38,888	47,627
Accounts receivable, net of allowances for doubtful accounts of $335 and $158	21,594	10,224
Prepaid expenses and other current assets	5,762	2,261
Inventories	1,960	—

Total current assets	76,989	67,478

Property and equipment, less accumulated depreciation and amortization of $7,592 and $7,495	8,118	965
Goodwill	1,213	—
Acquired/developed software, less accumulated amortization of $13,017 and $10,195	7,985	5,805
Other intangible assets, less accumulated amortization of $1,191 and $2,144	5,708	1,256
Other assets	2,246	1,594

Total assets	$102,259	$77,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,299	$4,156
Accrued employee compensation and benefits	3,452	1,611
Leases payable, current portion	10	—
Deferred revenue, current portion	32,289	14,657

Total current liabilities	45,050	20,424
Deferred revenue and other long term liabilities	1,754	—
Unrecognized tax benefits	—	1,379

Total liabilities	46,804	21,803
Commitments and contingencies (see Note J)
Stockholders’ equity:
Preferred stock $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock $.001 par value, 200,000,000 shares authorized, 52,794,106 and 51,473,965 shares issued	52	51
Additional paid-in capital	235,340	230,905
Accumulated deficit	(132,559)	(128,549)
Accumulated other comprehensive income (loss)	(25)	100
Treasury stock, at cost, 16,357,854 and 16,270,088 shares	(47,353)	(47,212)

Total stockholders’ equity	55,455	55,295

Total liabilities and stockholders’ equity	$102,259	$77,098

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share data)

Revenues
Maintenance and services	$72,022	$39,886	$38,175
Software licenses and system sales	17,120	10,467	11,713

Total revenues	89,142	50,353	49,888

Costs and expenses
Cost of revenues:
Maintenance and services	31,768	17,896	16,690
Software licenses and system sales	11,504	4,796	4,529
Amortization of software costs	2,821	2,204	1,957
Selling, general and administrative	26,830	20,865	22,169
Research and development	15,099	8,769	8,640
Amortization of intangibles	548	402	427
Acquisition costs	3,028	—	—
Restructuring costs	3,824	—	—
Impairment of goodwill	—	27,313	—
Impairment of other intangibles	—	177	—

	95,422	82,422	54,411

Operating loss	(6,280)	(32,069)	(4,523)
Interest income	769	2,187	3,870
Interest expense	(37)	—	—
Loss on sale of investments	(9)	(31)	—
Other income and expenses	(23)	—	—

Loss before income taxes	(5,580)	(29,913)	(653)
Provision (credit) for income taxes	(1,570)	158	209

Net loss	$(4,010)	$(30,071)	$(862)

Loss per share:
Basic	$(0.11)	$(0.77)	$(0.02)
Diluted	$(0.11)	$(0.77)	$(0.02)

Weighted average number of shares outstanding:
Basic	35,489	38,842	44,657

Diluted	35,489	38,842	44,657

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Shares			Additional		Other		Total
	Common	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity	Loss
	(In thousands, except share data)

Balance at December 31, 2006	51,066,966	(6,523,392)	$51	$226,764	$(97,616)	$(4)	$(21,640)	$107,555	(1,028)
Issuance of common stock, net of related expense for:
Exercise of stock options	203,872			414				414
Issuance of restricted stock	25,985			71				71
Repurchase of treasury stock		(300,800)					(803)	(803)
Share-based payment				1,807				1,807
Unrealized gain on marketable securities						64		64	64
Net loss					(862)			(862)	(862)

Total comprehensive loss									(798)
Balance at December 31, 2007	51,296,823	(6,824,192)	51	229,056	(98,478)	60	(22,443)	108,246
Issuance of common stock, net of related expense for:
Exercise of stock options	145,342			325				325
Issuance of restricted stock	31,800			89				89
Repurchase of treasury stock		(9,445,896)					(24,769)	(24,769)
Share-based payment				1,435				1,435
Unrealized gain on marketable securities						40		40	40
Net loss					(30,071)			(30,071)	(30,071)

Total comprehensive loss									(30,031)
Balance at December 31, 2008	51,473,965	(16,270,088)	51	230,905	(128,549)	100	(47,212)	55,295
Issuance of common stock, net of related expense for:
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	1,259,451		1	2,397				2,398
Issuance of restricted stock	60,690			118				118
Repurchase of treasury stock		(87,766)					(141)	(141)
Share-based payment				1,920				1,920
Unrealized loss on marketable securities						(131)		(131)	(131)
Foreign currency translation adjustment						6		6	6
Net loss					(4,010)			(4,010)	(4,010)

Total comprehensive loss									(34,166)

Balance at December 31, 2009	52,794,106	(16,357,854)	$52	$235,340	$(132,559)	$(25)	$(47,353)	$55,455

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	(4,010)	(30,071)	(862)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,201	1,084	1,119
Provisions for bad debts	319	115	185
Loss (gain) on disposal of property and equipment	923	6	—
Impairment of other intangibles	—	177	—
Impairment of goodwill	—	27,313	—
Amortization of acquired/developed software	2,821	2,204	1,957
Non-cash stock based payments	2,038	1,524	1,878
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	180	145	719
Prepaid expenses and other current assets	1,919	330	1,100
Accounts payable and accrued expenses	(3,343)	(2,777)	493
Deferred revenue	9,315	4,282	(889)
Unrecognized tax benefits	(1,379)	103	1,275

Cash provided by operating activities	11,984	4,435	6,975

Investing activities
Business acquisition, net of cash acquired	(20,698)	—	—
Purchases of property and equipment	(729)	(645)	(510)
Purchase of technology	—	—	(2,300)
Purchases of held-to-maturity securities	(60,534)	(236,147)	(94,898)
Maturities of held-to-maturity securities	126,833	237,739	100,263
Purchases of available-for-sale securities	(106,335)	(37,033)	(45,275)
Sales of available-for-sale securities	48,641	54,925	37,340

Cash provided by (used in) investing activities	(12,822)	18,839	(5,380)

Financing activities
Repurchase of common stock	(141)	(24,769)	(803)
Exercise of stock options and ESPP	2,398	325	413

Cash provided by (used in) financing activities	2,257	(24,444)	(390)

Increase (decrease) in cash and cash equivalents	1,419	(1,170)	1,205
Cash and cash equivalents at beginning of year	7,366	8,536	7,331

Cash and cash equivalents at end of year	$8,785	$7,366	$8,536

The accompanying notes are an integral part of the consolidated financial statements.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Operations

AMICAS, Inc. (“AMICAS” or the “Company”), is a leader in radiology and medical image and information management solutions with operations in the United States and Canada. The AMICAS One Suitetm provides a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, and radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the One Suite product family is AMICAS Solutionssm, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

On April 2, 2009 the Company completed the acquisition of Emageon Inc. AMICAS acquired 88% of the outstanding shares of Emageon Inc. via tender offer, another 2% of the shares were acquired via exercise by the Company of its “top-up” option, and the acquisition was then completed via statutory short-form merger. As a result of the acquisition, the Company’s combined solution suite will include radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities. The Company now has operations in Canada, acquired as part of the Emageon acquisition.

On December 24, 2009, the Company entered into an Agreement and Plan of Merger by and among AMICAS, Project Alta Holdings Corp., and Project Alta Merger Corp., which provides for the acquisition of 100% of the capital stock of AMICAS by an affiliate of Thoma Bravo, LLC (the “Thoma Bravo Merger Agreement”), for $5.35 per share in cash. On February 23, 2010, the Company received from Merge Healthcare Incorporated (“Merge”) a proposal to acquire all of the outstanding shares of AMICAS for $6.05 per share in cash, which included an executed definitive commitment letter for $200 million of financing from Morgan Stanley and confirmation that Merge would place a portion of the pre-funded proceeds received from its mezzanine investors into an escrow account directly accessible by AMICAS. After reviewing the proposal, on March 1, 2010, the Company’s Board of Directors determined that the proposal constituted a “Superior Proposal” as defined under the Thoma Bravo Merger Agreement. In accordance with the terms of the Thoma Bravo Merger Agreement, the Company negotiated in good faith with Thoma Bravo during the five business day period to make such adjustments in the terms and conditions of the Thoma Bravo Agreement such that the Merge proposal would cease to constitute a Superior Proposal.

On March 4, 2010, Thoma Bravo notified AMICAS that it was not offering a counter proposal and waived the remainder of the notice period. On March 5, 2010, the Company terminated the Thoma Bravo Merger Agreement and paid a termination fee of approximately $8.6 million, half of which was reimbursed by Merge. Subsequently, the Company entered into an Agreement and Plan of Merger (the “Merge Merger Agreement”), dated as of February 28, 2010, by and among AMICAS, Merge and Project Ready Corp. pursuant to which Merge will acquire all of the outstanding shares of AMICAS for $6.05 per share in cash . Under the terms of the Merge Merger Agreement, Merge will commence a cash tender offer for all of AMICAS’ outstanding common stock. Merge will then consummate a merger pursuant to which any untendered shares of AMICAS common stock (other than those shares held by AMICAS’ stockholders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the same $6.05 per share cash price. The tender offer and merger are subject to certain closing conditions, including, but not limited to, a successful tender of a minimum number of shares of AMICAS common stock, antitrust clearance and other regulatory approvals. The merger is expected to close in the second quarter of 2010. There is no financing condition to the consummation of the Acquisition.

Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates. Net assets of foreign operations were $0.2 million at December 31, 2009. The Company has no earnings from the foreign subsidiary.

B.	Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to healthcare provider organizations including acute care facilities, IDN’s and ambulatory centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services. The Company’s revenues are earned and expenses are incurred principally in the United States market.

C.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emageon Inc. (“Emageon”) and Amicas PACS, Corp. (“Amicas PACS”). All significant intercompany accounts and transactions have been eliminated in consolidation. Depreciation expense has been reclassified to conform to current year presentation.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605 — Revenue Recognition (originally issued as Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”). Revenue from software licenses and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware unless the contract contains acceptance provisions. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company can be remaining. Otherwise, recognition of revenue

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

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

Revenue is recognized using contract accounting if payment of the software license fees is dependent upon the performance of consulting services or the consulting services are otherwise essential to the functionality of the licensed software. In these instances the Company allocates the contract value to services (maintenance and services revenues) based on list price, which is consistent with VSOE for such services, and the residual to product (software licenses and systems sales) in the Consolidated Statement of Operations. In instances where VSOE of fair value of services has not been established the software license revenue is deferred until the services are completed. Percentage-of-completion is determined by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. Labor hours are considered to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period in which it is identified. When reliable estimates cannot be made, revenue is recognized upon completion. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results. Delays in the implementation process could negatively affect operations in a given period by increasing volatility in revenue recognition.

Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company invests in marketable securities and has policies to limit concentrations of investments.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains an allowance for doubtful accounts for potential credit losses and such losses have been within management’s expectations. At December 31, 2009 and 2008, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms carried at their face value, less provisions for bad debts. The Company evaluates the carrying amount of its accounts receivable on an ongoing basis and establishes a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each reporting period, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues and/or an increase in the provision for bad debts. It is the Company’s policy to write off uncollectible receivables when management determines the receivable will become uncollectible.

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2009:

	2009	2008	2007

Balance at beginning of period	$158	$231	$1,050
Additions charged to costs and expenses	319	115	185
Reductions(a)	(142)	(188)	(1,004)

Balance at end of period	$335	$158	$231

(a)	Write-offs, returns and discounts, net of recoveries.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

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

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$8,785	$—	$—	$8,785
Available for sale, marketable securities:
Commercial Paper	6,495			6,495
Federal agency obligations	6,375	—	—	6,375
State and municipal obligations	—	26,018	—	26,018

Total	$21,655	$26,018	$—	$47,673

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not record any impairment charges for these assets during the year ended December 31, 2009.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and accrued expenses approximate carrying value, principally because of the short maturity of those items. Investments in available for sale marketable equity securities are carried at quoted market value (See Note F).

Inventories

Inventories are stated at the lower of cost or market (net realizable value) using the specific identification and first-in, first-out methods and include materials, labor and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value. Costs of purchased third-party hardware and software associated with certain (primarily acquired) customer contracts are included as inventories in the Company’s consolidated balance sheets and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met. A summary of inventories is as follows:

	December 31,	December 31,
	2009	2008

Raw Materials	$581	$—
Work-in-process	246	—
Completed systems	1,133	—

Total inventories	$1,960	$—

Long-lived Assets

In accordance with FASB ASC 360 — Property Plant and Equipment (which includes what was originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. In the fourth quarter of 2008 the Company recorded a $0.2 million charge related to internal use purchased software that is no longer in use. The Company believes there is no other impairment to its long-lived assets at December 31, 2009.

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

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company performed a Step 1 test at its annual testing date of September 30, 2009 and determined that the fair value of equity exceeding the carrying value of equity, therefore goodwill was not impaired.

In the prior year, the Company performed its annual testing at September 30, 2008 and determined that goodwill was not impaired. Subsequent to September 30, 2008, there were certain triggering events that required the Company to perform an interim Step 1 test at December 31, 2008. These triggering events primarily include the duration of the decline of the Company’s stock price at a market value below the carrying value of equity from September 30, 2008 through December 31, 2008, and the continued deterioration of the credit markets and the economy in the fourth quarter which negatively impacts our customers access to capital to purchase the Company’s products and services.

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to calculate a terminal value after the explicit projection period. The income approach supported the interim Step 1 test that resulted in the determination that the carrying value of equity exceeded the fair value of equity.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in FASB ASC 350 — Intangibles — Goodwill and Other (which includes what was originally issued as SFAS 142, “Goodwill and Other Intangible Assets”) was used to estimate the implied fair value of goodwill. “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $15.1, $8.8 and $7.9 million in fiscal 2009, 2008, and 2007, respectively.

Foreign Currency Translation

The functional currencies of the Company’s foreign operations, acquired as part of the Emageon acquisition in April of 2009, are the local currencies. The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the consolidated financial statements. Foreign currency translation adjustments resulted in gains of $6,000 in 2009.

Income Taxes

The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary. Effective January 1, 2007, the Company adopted the guidance in FASB ASC 740 — Income Taxes (which includes what was originally issued as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”).

In each reporting period the Company assesses each individual tax position to determine if it satisfies some or all of the benefits of each position to be recognized in a company’s financial statements. The Company applies a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC 740 — Income Taxes. The first step prescribes a recognition threshold of more-likely-than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2009, 2008, and 2007 were $388,000, $323,000 and $319,000, respectively.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”) (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Numerator — net loss:	$(4,010)	$(30,071)	$(862)

Denominator:
Basic weighted-average shares outstanding	35,489	38,842	44,657
Effect of dilutive securities	—	—	—

Diluted weighted-average shares outstanding	35,489	38,842	44,657

Loss per share — basic	$(0.11)	$(0.77)	$(0.02)
Loss per share — diluted	$(0.11)	$(0.77)	$(0.02)

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because their effect would be antidilutive, stock options under the treasury method of 1.1 million shares, 4.3 million shares, and 2.8 million shares, respectively were excluded from the diluted calculation for the fiscal years ended 2009, 2008 and 2007, respectively.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Comprehensive loss for the twelve months ended December 31, 2009 and December 31, 2008 consists of net loss, net unrealized gains on marketable securities and foreign currency translation adjustment. The components of accumulated other comprehensive income (loss) are as follows.

	As of December 31,
	2009	2008

Gain (loss) on marketable securities	$(31)	$100
Foreign currency gain (loss)	6	—

Accumulated other comprehensive (loss) income	$(25)	$100

Share Based Payment

The Company follows the guidance in FASB ASC 718 — Compensation (originally issued as SFAS 123(R), “Share Based Payment”). Under the fair value recognition provisions of this guidance, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note L for additional information related to share-based payments.

Reclassifications

Certain reclassifications of depreciation expense have been made to the 2008 and 2007 financial statement presentation to correspond to the current year’s format. Total equity and net income are unchanged due to these reclassifications.

D.	Recent Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption had a material impact on the Company’s 2009 consolidated financial statements. As a result of the guidance, acquisition expenses and restructuring expenses related to the acquisition of Emageon were recorded as expenses (see Note K).

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncement

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

E.	Acquisition of Emageon

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

The goodwill of $1,213 arising from the acquisition consists largely of synergies, the trained and assembled workforce, and economies of scale from combining the operations of Emageon and AMICAS. None of the goodwill will be deductible for tax purposes.

The consolidated statement of operations for the year ended December 31, 2009 includes the operating results of Emageon from the date of acquisition. These results include $36,912 of revenues for the period April 2, 2009 through December 31, 2009.

The fair value of consideration transferred as of the acquisition date was $39,043 which was paid in cash. The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed recognized at April 2, 2009, the acquisition date.

Identifiable Assets Acquired and Liabilities Assumed	Amount

Cash	$18,345
Accounts receivable	11,870
Inventories	2,005
Prepaid expenses and other current assets	4,214
Land	800
Buildings & improvements	4,260
Machinery & equipment	4,930
Restricted cash and other noncurrent assets	1,812
Identifiable intangible assets	10,000
Deferred revenue liability	(10,070)
Accounts payable	(7,963)
Accrued payroll and related costs	(2,098)
Other long term liabilities	(275)
Goodwill	1,213

$39,043

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Results (unaudited)

The following table presents unaudited pro forma condensed consolidated financial results from operations as if the acquisition described above had been completed at the beginning of each period presented:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Pro forma revenue	$106,169	$119,681
Pro forma net income (loss)	2,366	(36,360)
Pro forma net income (loss) per share
Basic:	$0.07	$(0.94)
Diluted:	$0.06	$(0.94)
Weighted average number of shares outstanding
Basic	35,489	38,842
Diluted	36,588	38,842

These unaudited pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as the adjustment of depreciation and amortization as if the acquisition occurred at the beginning of the fiscal year, the elimination of strategic alternatives expenses related to the acquisition of Emageon and the reduction of interest income to reflect the use of cash as if the acquisition occurred at the beginning of the period. They have not been adjusted for the effect of costs or synergies that would have been expected to result from the integration of the Company and Emageon or for costs that are not expected to recur as a result of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented, or of future results of the consolidated entities.

F.	Marketable Securities

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

As of December 31, 2009, marketable securities consisted of the following, in thousands:

	December 31, 2009
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
State and municipal obligations	$26,019	$34	$(35)	$26,018
Federal agency obligations	6,404	13	(42)	6,375
Commercial Paper	6,499	—	(4)	6,495

Total	$38,922	$47	$(81)	$38,888

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, marketable securities consisted of the following, in thousands:

	December 31, 2008
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale:
State and municipal obligations	$23,858	$8	$(19)	$23,847
Federal agency obligations	7,470	111	—	7,581

Total	$31,328	$119	$(19)	$31,428

	December 31, 2008
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Held-to-maturity:
Commercial paper	$6,698	$2	$(5)	$6,695
Certificates of deposit	9,500	27	(3)	9,524

Total	$16,198	$29	$(8)	$16,219

Available for sale securities are recorded at fair value of $31.4 million as of December 31, 2008, and held to maturity securities are recorded at amortized cost of $16.2 million, resulting in total marketable securities of $47.6 million.

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

	December 31,	December 31,
	2009	2008

Due within one year	$14,369	$13,332
Due between one to five years	8,889	2,891
Due between five to ten years	900	2,000
Due after 10 years	14,730	13,205

Total	$38,888	$31,428

G.	Property and Equipment

Major classes of property and equipment consist of the following:

	Depreciation/
	Amortization	December 31,
	Period	2009	2008
	(Years)	(In thousands)

Land		$800	$—
Building	30	4,260	—
Equipment, primarily computers, and software	3-5	8,424	4,943
Equipment under capital lease obligations	3-5	563	2,627
Furniture and other	3-7	1,663	890

		15,710	8,460
Less accumulated depreciation and amortization		7,592	7,495

		$8,118	$965

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense of these assets totaled $2.6 million, $0.7 million and $0.7 million for 2009, 2008 and 2007, respectively.

H.	Goodwill, Acquired or Developed Software and Other Intangible Assets

Major classes of intangible assets consist of the following:

		December 31,
		2009			2008
	Estimated	Gross		Net	Gross		Net
	Economic	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Years)			(In thousands)

Goodwill	indefinite	$1,213	$—	$1,213	$—	$—	$—

Acquired software	7	$21,002	$(13,017)	$7,985	$16,000	$(10,195)	$5,805

Trademarks	15	$1,900	$(771)	$1,129	$1,900	$(644)	$1,256
Trade names	9	400	(38)	362	—	—	—
Customer related assets	9	4,100	(342)	3,758	—	—	—
Non-compete agreements	5	500	(41)	459	1,500	(1,500)	—

		$6,900	$(1,192)	$5,708	$3,400	$(2,144)	$1,256

Goodwill at December 31, 2009, relates to the acquisition of Emageon (see Note E to the financial statements).

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

The acquired customer related assets were valued using an income approach. Implicit in projected revenues used in the income approach is the assumption that each year a percentage of existing customers will continue to generate sales. An attrition rate was applied to existing customer revenue based on historical experience. The weighted average remaining economic life of the customer related assets as of the acquisition date was approximately nine years, which is amortized straight line over the economic life. The Company determined that the straight line amortization method best reflects the pattern in which the economic benefits of the customer related assets will be consumed. Several factors were considered in determining the appropriate amortization method including customer attrition rates, estimated revenue growth from existing customers, expected cash flow patterns and profitability of these assets over the economic life, and the anticipated benefits from normalized revenue growth.

Amortization expense of the identifiable intangible assets totaled $1.8 million in 2009, $2.6 million in 2008, and $2.4 million in 2007. Amortization of acquired software and software product development is recognized in the accompanying statements of operations as a cost of software licenses and system sales. Amortization of trademarks and non-compete agreements is included in depreciation and amortization expense.

In the fourth quarter of 2008, the Company incurred $27.5 million of impairment charges, of which $27.3 million related to goodwill and $0.2 million related to purchased software. The goodwill charge was primarily a result of the sustained decline in the market value of the Company’s equity during the fourth quarter of 2008.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future estimated amortization expense of the identifiable intangible assets is as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Acquired software	$2,837	$1,043	$1,043	$1,043	$1,043	$976	$7,985
Trademarks	127	127	127	127	127	494	1,129
Trade names	50	50	50	50	50	112	362
Customer related assets	456	456	456	456	456	1,478	3,758
Non-compete agreements	56	56	56	56	56	179	459

Total	$3,526	$1,732	$1,732	$1,732	$1,732	$3,239	$13,693

During the quarter ended March 31, 2008, the Company acquired certain ownership rights to a practice management software application for $2.3 million. The Company now markets this product as AMICAS Financials. AMICAS Financials became commercially available in April 2009, at which point amortization of the costs began over the estimated life of approximately seven years, which is reflected in the cost of software license and systems revenue. The Company did not capitalize any internal costs prior to commercial availability because such amounts were immaterial.

I.	Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Accounts payable	$3,344	$1,675
Accrued expenses	5,258	1,661
Taxes payable	697	820

Total	$9,299	$4,156

J.	Commitments and Contingencies

The Company leases office and research facilities and other equipment under various agreements that expire in various years through 2013. The Company occupies the following properties:

Boston, Massachusetts:  The Company leases space for its corporate headquarters. The Company renewed the lease effective January 11, 2008 with a base rent of $65,446 per month which increases by $1.00 per square foot annually over the lease term of five years. The lease will expire on January 11, 2013.

Daytona Beach, Florida:  The Company leases space for a customer support facility at a monthly cost of $25,500. The lease will expire in April, 2012. The monthly rent increases by $1,000 per month in April, 2010 and an additional $500 per month in the subsequent year.

Hartland, Wisconsin:  The Company leases office space at a monthly cost of $2,000, for research and development under a lease expiring in April 2010. The Company also owns 79,500 square feet of office and manufacturing space, including approximately 13 acres of land.

Ottawa, Ontario:  The Company leases office space for a customer support facility at a monthly cost of $10,720 under a lease that expires in December 2013.

Birmingham, Alabama:  The Company leases office space, at a monthly cost of $72,293, under a lease that expires in March 2010 and $6,382 under a lease that expires in June 2013. During the third quarter of

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the Company completed the exit of the facility. The Company has a liability of $0.5 million associated with the lease costs of the vacated space recorded as of December 31, 2009.

Winter Park, Florida:  The Company leases office space at a monthly cost of $2,882 per month under a lease that expires in October 2010. The Company has vacated this space and relocated the employees to the Daytona Beach, Florida office during the second quarter of 2009. The Company has recorded a liability of approximately $36,000 associated with the lease costs of the vacated space as of December 31, 2009.

Madison, Wisconsin:  In connection with the acquisition of Emageon (see Note H), the Company acquired an existing lease obligation which extends through January, 2013. The facility has been subleased to another entity. The net lease obligation has been accrued and at December 31, 2009 the accrued liability was $0.3 million.

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2009:

Year	Operating
(In thousands)

2010	2,051
2011	1,838
2012	1,570
2013	231

Total	$5,690

Certain of the office leases provide for contingent payments based on building operating expenses. Rental expenses for years 2009, 2008 and 2007 under all lease agreements totaled $2.3 million, $1.3 million, and $1.3 million, respectively.

In connection with the Company’s employee savings plans, the Company has committed, for the 2010 plan year, to contribute to the plans. The matching contribution for 2010 is estimated to be approximately $0.9 million and will be made in cash.

As permitted under Delaware law, the Company has agreements under which it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Given the insurance coverage in effect, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

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

On January 14, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with the announcement of the proposed merger of AMICAS with a subsidiary of Thoma Bravo, LLC (the “Thoma Bravo Merger”), entitled Progress Associates, on behalf of itself and all others similarly situated v. AMICAS, Inc., et al., Civil Action No. 10-0174. The complaint names as defendants the Company and its directors, as well as Thoma Bravo. The plaintiff purports to represent similarly situated stockholders of AMICAS. The complaint alleges that the Company and its directors breached fiduciary duties owed to its stockholders in connection with the Thoma Bravo Merger. Specifically, the complaint alleges that the process used was unfair because our directors supposedly failed to solicit strategic buyers and deterred potential buyers other than Thoma Bravo; that the per share price of the proposed Thoma Bravo Merger is inadequate; that our directors had a conflict of interest due to the accelerated vesting of their options and payments thereon and rights to indemnification; and that the proxy statement was materially misleading and/or incomplete because it allegedly failed to disclose the consideration that each director would receive from vesting of his options, the amount of severance to be received by Dr. Kahane, the Company’s Chief Executive Officer, the amount of the fee paid to Raymond James & Associates, Inc. (“Raymond James”), our financial advisor, the number of potential acquirers that were financial and those that were strategic, whether companies not contacted by Raymond James expressed an interest in the Company, and the substance of the discussions between Raymond James and Thoma Bravo between October 8, 2009 and October 18, 2009. The complaint further alleges that Thoma Bravo aided and abetted the alleged breach of fiduciary duties by the Company and its directors. The plaintiff seeks certification of a class, damages, costs and fees.

On February 1, 2010, a follow-on stockholder class action complaint was filed in the same court entitled Lawrence Mannhardt, on behalf of himself and all others similarly situated v. AMICAS, Inc., et al., Civil Action 0-0412, making substantially the same allegations and seeking the same relief. On February 12, 2010, the parties appeared before the Court for a hearing on the plaintiffs’ motion for a preliminary injunction seeking to postpone the special meeting of stockholders scheduled for February 19, 2010. Also on February 12, 2010, the Court entered an order consolidating the two purported stockholder class actions. On February 16, 2010, Merge Healthcare, Inc. (“Merge”) filed an intervenor complaint. On February 17, 2010, Merge filed a motion for a preliminary injunction. The parties appeared before the Court on February 17, 2010. On February 18, 2010, the Court ordered that the special meeting of stockholders scheduled to be held on February 19, 2010 be adjourned pending a full hearing on the merits of the plaintiff’s allegation concerning the adequacy of the Company’s disclosures in its proxy statement. On February 22, 2010, the Company filed an amendment and supplement to its definitive proxy of January 19, 2010. On March 5, 2010, the parties appeared before the Court for a status conference during which the Company informed the Court that the Company had terminated the Thoma Bravo Merger and entered into the Merge Merger Agreement. In light of these developments, the Court indicated that it would prepare an order dissolving the preliminary injunction and dismissing the plaintiffs’ claims as moot. The Court has yet to issue this order. On March 9, 2010 Merge filed a Notice of Dismissal, without prejudice, with respect to its complaint. The Court has scheduled a status conference for March 25, 2010 to address the handling of impounded documents and any application for attorneys fees submitted by plaintiffs. Although the Company intends to oppose any fee application, the Company cannot predict the amount of fees, if any, the Court may award to plaintiffs.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company has identified the guarantee described below as required to be disclosed in accordance with FASB ASC 460 — Guarantees (originally issued as FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”).

During the second quarter of 2009, in connection with the financing arrangement of a customer, the Company provided a guarantee to the lender on behalf of the customer. The Company has recorded a liability as deferred revenue for this guarantee which represented approximately $1.0 million at December 31, 2009. Revenue will be recognized as the guarantee is reduced.

K.	Restructuring and Related Costs

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

In the fourth quarter of 2009 the Company recorded a $0.1 million benefit to reverse restructuring costs accrued in the prior quarter that will not be paid.

All restructuring charges are recorded as restructuring costs on the Consolidated Statement of Operations.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrued restructuring liabilities thru December 31, 2009 (in thousands).

	Facilities	Severance	Total Accrual

Accrued as of April 2, 2009	$0	$0	$0
Expensed	951	902	1,853
Paid	(440)	(606)	(1,046)
Reversed(a)	—	(86)	(86)

Accrued as of December 31, 2009	$511	$210	$721

(a)	Accrued restructuring costs not paid

Future payments are as follows:

	Facilities	Severance	Total

2010	$326	210	$536
2011	80		80
2012	82		82
2013	40		40

	$528	$210	738

Future accretion			(17)

Total accrued			$721

L.	Stockholders’ Equity

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

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 24, 2009, the Company entered into an amendment to the Rights Plan to provide, among other things, that neither the approval, execution nor delivery of the Thoma Bravo Merger Agreement, nor the consummation of the Thoma Bravo Merger will cause (a) the Rights (as such term is defined in the Rights Agreement) to become exercisable, (b) a Distribution Date (as such term is defined in the Rights Agreement) to occur, (c) a Stock Acquisition Date (as such term is defined in the Rights Agreement) to occur.

On March 5, 2010, the Company entered into an amendment to the Rights Plan to provide, among other things, that neither the approval, execution nor delivery of the Merge Merger Agreement, nor the consummation of the transactions contemplated therein will cause (a) the Rights (as such term is defined in the Rights Agreement) or become exercisable, (b) a Distribution Date (as such term is defined in the Rights Agreement) to occur, or (c) a Stock Acquisition Date (as such term is defined in the Rights Agreement) to occur.

Employee Savings Plans

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In 2009, 2008 and 2007, the Company authorized matching contributions of $0.7 million, $0.6 million and $0.5 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation. The matching contributions were paid in cash. Employees become fully vested with respect to Company contributions after two years of service. Participating employees may now defer up to 80% of their pre-tax compensation but not more than $16,500 per calendar year plus any applicable catch up limits.

Employee Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2007, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. In February 2009, the Company issued 84,470 shares for the offering period ended January 2009. In August 2009, the Company issued 56,810 shares related to the offering period ended July 2009. In February 2010, the Company issued 75,899 shares for the offering period ended January 2010. The ESPP has been suspended, effective with the end of the offering period that ended January 31, 2010.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2006 Stock Incentive Plan (the “2006 Plan”) has 8.0 million shares of common stock of the Company reserved for incentive stock option grants, nonqualified option grants, stock appreciation right grants, restricted stock, restricted stock units or stock grants to directors and employees. The option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights granted under this plan generally vest over a three- to six-year period and expire ten years from the date of grant. In June 2007, 750,000 shares of common stock were approved for issuance to the Employee Stock Purchase Plan and allocated from the 2006 Stock Incentive Plan at the annual meeting of the Company’s stockholders. At December 31, 2009, there were 3 million shares available for grant under the 2006 Plan and options to purchase 4.5 million shares outstanding.

The 2000 Broad Based Stock Plan (the “2000 Plan”) has been terminated and there are no shares available for issuance. In accordance with the provisions of the 2000 Plan, the option price for each share of stock subject to an option or stock appreciation right may not be less than the fair market value of a share of stock on the date the option or right is granted. Options or rights that have been granted under the 2000 Plan generally vest over a three- to six-year period and will expire ten years from the date of grant. At December 31, 2009, there were options to purchase approximately 2.8 million shares outstanding under the 2000 Plan.

The 1996 Stock Option Plan (the “1996 Plan”), has been terminated and there are no shares available for issuance. Grants under this plan have been classified as incentive stock options (“ISOs”) within the dollar limitations prescribed under Section 422(d) of the Internal Revenue Code. The exercise price of ISOs was not less than the fair market value of the common stock as of the option grant date (110% of such value for 10% stockholders). Nonqualified stock options could be granted to directors and consultants. Options generally vest ratably over a three to four-year period and will expire ten years from the date of grant. At December 31, 2009, there were options to purchase 0.5 million shares outstanding under the 1996 Plan.

Under the Length-of-Service Nonqualified Stock Option Plan (the “LOSSO Plan”), 2.1 million shares of common stock of the Company have been reserved for issuance to employees of the Company. Employees were granted nonqualified stock options based on years of service with the Company. The exercise price of options issued pursuant to this plan was not less than the fair market value of the common stock as of the grant date. Options granted under the LOSSO Plan vest four years and expire ten years from the date of grant. Effective July 1, 2002, the Company discontinued granting options under the LOSSO Plan. At December 31, 2009, there were options to purchase approximately 24,300 shares outstanding under the LOSSO Plan.

The Directors Stock Option Plan (the “Director Plan”) terminated on September 9, 2007. Upon appointment to the board of directors, a director receives an option grant of 10,000 shares and an additional option grant of 2,500 shares on each anniversary date. A director may also receive additional option grants from time to time. One half of the options granted pursuant to this plan vest after one year of service following the grant date and the other half vests after two years of service following the grant date. Options for directors are granted from the 2007 Stock Incentive Plan. At December 31, 2009, there were no shares available for grant under the Director Plan and options to purchase approximately 115,000 shares outstanding.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Payment

Stock based compensation is accounted for in accordance with the provisions of FASB ASC 718 — Stock Compensation (originally issued as SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). FASB ASC 718 requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. The fair value of stock awards is estimated using the Black-Scholes option valuation method.

The Company recorded the following amounts of stock-based compensation expense in its consolidated statements of operations for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007:

	2009	2008	2007
	(In thousands)	(In thousands)	(In thousands)

Cost of revenues: maintenance and service	$298	$138	$106
Research and development	466	413	266
Selling, general and administrative	1,274	973	1,506

Total share-based compensation expense	$2,038	$1,524	$1,878

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007 the Company used the following assumptions in the Black-Scholes valuation model:

	Year Ended			Year Ended			Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
			Employee			Employee			Employee
	Stock Option		Stock	Stock Option		Stock	Stock Option		Stock
	Plan		Purchase Plan	Plan		Purchase Plan	Plan		Purchase Plan

Average risk-free interest rate	2.03%		.28%	2.19%		1.88%	4.69%		4.47%
Expected dividend yield	—		—	—		—	—		—
Expected stock price volatility	51.0	% - 55.5%	72.2%	43.6	% - 51.4%	47.9%	44.2	% - 45.1%	41.7%
Weighted-average expected life (in years)	5.3		0.5	5.9		0.5	5.4		0.5
Weighted-average fair value	$1.02		$1.17	$0.96		$0.91	$1.41		$1.06

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

Based on historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 7.0%, 5.3% and 3.9% for its options at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company estimated and will record a recovery of prior expense if the actual forfeiture is higher than the Company estimated.

The unamortized fair value of stock options as of December 31, 2009 was $2.1 million which is expected to be recognized over the weighted average remaining period of 1.8 years.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the years ended December 31 is as follows (shares in thousands):

				Weighted
	Shares		Weighted	Average	Aggregate
	Available		Average	Remaining	Intrinsic
	for Grant	Shares	Exercise Price	Contractual Term	Value(1)
				(Years)

Outstanding at December 31, 2006	8,519	6,681	$3.32	5.97	$2,427

Granted		1,160	2.99
Exercised		(204)	1.03		298
Forfeited		(590)	3.69

Outstanding at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519

Granted		2,410	2.06
Exercised		(17)	1.78		18
Forfeited		(1,131)	3.61

Outstanding at December 31, 2008	3,720	8,309	$2.88	5.65	$241

Granted		1,422	2.12
Exercised		(1,059)	2.08		801
Forfeited		(780)	6.09

Outstanding at December 31, 2009	3,077	7,892	$2.57	6.14	$22,704

Options exercisable at December 31, 2007		5,078	$3.28	3.82	$1,517

Options exercisable at December 31, 2008		5,161	$3.20	3.77	$80

Options exercisable at December 31, 2009		4,857	$2.77	4.84	$13,010

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on December 31, 2009 and the exercise price of the underlying options.

During 2009, the Company received $2.4 million from employees upon exercise of options and ESPP. There were no tax benefits recognized related to the exercise of options. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the plan.

Warrants

There were no outstanding warrants as of December 31, 2009.

Restricted Stock

As of December 31, 2009, an aggregate of 152,624 shares of restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the twelve months ended December 31,

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 for restricted stock is based on the stock that is expected to vest. The cost is expected to be recognized over an estimated weighted-average amortization period of 12 months.

During the year ended December 31, 2009, the Company expensed $118,000 which is included in general and administrative expense in the accompanying consolidated statement of operations related to unvested restricted stock. The intrinsic value of the restricted stock outstanding at December 31, 2009 was $330,000.

A summary of the Company’s restricted stock activity and related information for the fiscal years ended December 31, 2008 and December 31, 2009 is as follows:

	Shares of	Weighted Average
	Restricted	Grant Date Fair
	Stock	Value

Restricted at December 31, 2006	29,680	$2.83
Granted	25,985	3.23
Unrestricted	(29,680)	2.83
Restricted at December 31, 2007	25,985	3.23
Granted	36,269	2.79
Unrestricted	(25,985)	3.23
Restricted at December 31, 2008	36,269	2.79
Granted	60,690	2.62
Unrestricted	(36,269)	2.79

Restricted at December 31, 2009	60,690	$2.62

L.	Income Taxes

For 2009, the Company recorded an income tax benefit of $1,570,000. The income tax benefit for the year ended December 31, 2009 is primarily due to the reversal of reserves for uncertain tax positions. For 2008, the Company recorded an income tax provision of $158,000. This tax provision was primarily due to the effect of state tax liabilities and interest on liabilities recorded in accordance with FASB ASC 740 — Income Taxes (which includes Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”). For 2007, the Company recorded an income tax provision from continuing operations of $209,000.

The components of the income tax provision are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

Income tax (benefit) provision
Current federal	$(362)	$—	$15
Current state	(1,208)	158	194

Total current (benefit) provision	(1,570)	158	209
Deferred federal	820	(1,907)	489
Deferred state	197	(525)	(249)
Valuation allowance	(1,017)	2,432	(240)

Total deferred (benefit) provision	—	—	—

Total provision (credit) for income taxes	$(1,570)	$158	$209

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (credit) for income taxes attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	December 31,
	2009	2008	2007

Benefit computed at statutory rates	$(2,013)	$(10,469)	$(228)
State taxes, net of federal benefit	226	(239)	(36)
Permanent differences	947	374	271
Goodwill impairment	—	8,035	—
Reversal of ASC 740 (FIN 48) reserves	(1,383)	—	—
AMT refund, net of current payable	(362)	—	—
Change in valuation allowances and other	1,014	2,457	202

Total income tax expense	$(1,570)	$158	$209

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$285	$63
Goodwill amortization	4,789	2,174
Accrued expenses	755	654
Deferred revenue	489	—
Net operating loss and credit carry forwards	38,296	22,837
Credit carry forwards	3,533	3,362
Share-based payment	1,602	1,326
Difference between book and tax bases of property and equipment	1,305	571
Other	1,134	—

	52,188	30,987
Less valuation allowance	50,386	28,193

	1,802	2,794

Deferred income tax liabilities:
Acquired/developed software	1,364	2,297
Other intangible assets	438	497

	1,802	2,794

Net deferred income tax asset	$—	$—

Management has assessed the recovery of the Company’s net deferred tax assets of $46 million and as a result of this assessment, recorded a full valuation allowance as of December 31, 2009 and 2008. A full valuation allowance has been recorded against the net deferred tax asset since management believes it is more likely that not that the deferred tax asset will not be realized.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company has net operating loss carry forwards of approximately $104.1 million and tax credit carry forwards of $3.5 million, which expire at various dates through 2028. The net operating loss carry forwards of $104.1 million include approximately $2.7 million of deductions related to the exercise of stock options subsequent to the adoption of ASC 718 (formerly FAS 123 R). This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. Upon adoption of FASB ASC 805 — Business Combinations (originally issued as SFAS No. 141-R, “Business Combinations”), the reduction of a valuation allowance that pertains to the acquired companies’ tax attributes is generally recorded to reduce income tax expense

Included in the $104.1 million of net operating loss carry forwards is approximately $18.1 million of operating losses related to the AMICAS acquisition that are subject to certain limitations. Also included in the $104.1 million is $11.4 million of net operating loss carry forwards related to the Datamedic acquisition and is subject to a limitation of $1.3 million per year. The benefit related to the utilization of these operating losses will be credited to the income statement. In addition, there are approximately $42.8 million of operating losses related to the Emageon acquisition that are included in the total net operating loss carryforward. These losses are subject to an annual limitation of approximately $2.1 million. and will be credited to the income statement upon utilization.

There are approximately $31.1 million of net operating loss related to stock option benefits that are unlimited and will be credited to equity when utilized and the remaining amount of $0.7 million will be credited to the income statement upon utilization.

The Company adopted FASB ASC 740-10 as of January 1, 2007, as required, and determined that the adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position and results of operations. As a result, there was no cumulative effect related to adopting ASC 740-10. Upon adoption, unrecognized tax benefits previously classified as a current liability were classified as a long-term liability.

The Company had a gross unrecognized tax benefit of $1.1 million at December 31, 2008. During 2009, the Company recorded a net tax benefit of approximately $1.1 million and as a result there was no gross unrecognized tax benefit as of December 31, 2009. The unrecognized tax benefit was no longer required due to the expiration of the statute of limitations for certain tax positions related to the 2005 tax year. The Company also recorded a net tax benefit of approximately $283,000 related to accrued interest on those tax positions for which the statute of limitations has expired.

The tax years 1997 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. As of January 1, 2008, the Company had accrued $162,500 of interest and penalties related to uncertain tax positions. The Company has no accrued interest or penalties related to uncertain tax positions at December 31, 2009. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	Quarterly Results of Operations (Unaudited)

	Three Months Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(In thousands, except per share data)

YEAR ENDED DECEMBER 31, 2009
Maintenance and service revenues	$9,962	$19,317	$21,174	$21,569	$72,022
Software license and system sales	1,309	4,176	6,022	5,613	17,120

Total revenues	11,271	23,493	27,196	27,182	89,142
Cost of maintenance and services	4,425	9,190	9,101	9,052	31,768
Cost of software license and system sales	489	3,016	4,191	3,808	11,504
Amortization of software	571	750	750	750	2,821
Selling, general and administrative	4,538	7,742	7,198	7,352	26,830
Research and development	2,230	4,669	4,143	4,057	15,099
Acquisition costs	549	1,096	806	577	3,028
Restructuring costs	—	3,473	446	(95)	3,824
Depreciation and amortization	32	172	171	173	548

Operating income (loss)	(1,563)	(6,615)	390	1,508	(6,280)
Interest expense	—	(8)	(18)	(11)	(37)
Interest income	447	104	120	98	769
Loss on sale of investments	—	—	(10)	1	(9)
Other income (expense)	—	14	20	(57)	(23)

Income (loss) before tax	(1,116)	(6,505)	502	1,539	(5,580)
Provision (credit) for income tax	53	80	(1,174)	(529)	(1,570)

Net income (loss)	(1,169)	(6,585)	1,676	2,068	(4,010)

Weighted average number of shares outstanding
Basic	35,195	35,222	35,511	36,010	35,489
Diluted	35,195	35,222	37,166	38,574	35,489
Loss per share — basic	$(0.03)	$(0.19)	$0.05	$0.06	$(0.11)

Loss per share — diluted	$(0.03)	$(0.19)	$0.05	$0.05	$(0.11)

AMICAS, INC. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended					Year Ended
	March 31		June 30	September 30	December 31	December 31
	(In thousands, except per share data)

YEAR ENDED DECEMBER 31, 2008
Maintenance and service revenues		$9,753	$10,552	$9,616	$9,965	$39,886
Software license and system sales		3,035	3,023	2,682	1,727	10,467

Total revenues		12,788	13,575	12,298	11,692	50,353
Cost of maintenance and services		4,325	4,748	4,634	4,189	17,896
Cost of software license and system sales		1,722	1,159	1,067	848	4,796
Amortization of software		490	571	571	572	2,204
Selling, general and administrative		5,085	5,370	4,971	5,439	20,865
Research and development		2,223	2,223	2,153	2,170	8,769
Depreciation and amortization		108	105	108	81	402
Impairment(a)		—	—	—	27,490	27,490

Operating loss		(1,164)	(602)	(1,206)	(29,097)	(32,069)
Interest income		789	572	420	406	2,187
Loss on sale of investments		(31)	—	—	—	(31)

Loss before tax		(406)	(30)	(786)	(28,691)	(29,913)
Provision for income tax		61	67	23	7	158

Net loss		(467)	(97)	(809)	(28,698)	(30,071)

Weighted average number of shares outstanding
Basic		43,628	40,740	36,004	35,329	38,842
Diluted		43,628	40,740	36,004	35,329	38,842
Earnings (loss) per share — basic	$	(0.01)	$(0.00)	$(0.02)	$(0.81)	$(0.77)

Earnings (loss) per share — diluted		$(0.01)	$(0.00)	$(0.02)	$(0.81)	$(0.77)

(a)	In the quarter ended December 31, 2008, the Company recognized a charge of $27.3 million relating to the impairment of goodwill. See Note C to the Consolidated Financial Statements.

O.	Supplemental Disclosure of Cash Flow and Noncash Activities

The Company made cash payments for income taxes of $0.1 million, $0.1 million, and $0.9 million in 2009, 2008 and 2007, respectively. The company paid $39.0 million for the acquisition of Emageon.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2010.

AMICAS, Inc.

By:	/s/ Kevin C. Burns
Kevin C. Burns
Senior Vice President and Chief Financial Officer

By:	/s/ Stephen N. Kahane
Stephen N. Kahane M.D., M.S.
Chief Executive Officer

Signature	Title	Date

/s/ STEPHEN N. KAHANE Stephen N. Kahane M.D., M.S.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ KEVIN C. BURNS Kevin C. Burns	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010

/s/ STEPHEN J. DENELSKY Stephen J. DeNelsky	Director	March 11, 2010

/s/ JOSEPH D. HILL Joseph D. Hill	Director	March 11, 2010

/s/ STEPHEN J. LIFSHATZ Stephen J. Lifshatz	Director	March 11, 2010

/s/ DAVID B. SHEPHERD David B. Shepherd	Director	March 11, 2010

/s/ JOHN J. SVIOKLA John J. Sviokla	Director	March 11, 2010