Form 10-K/A
period 2009-12-31
AMICAS, Inc.
filed 2010-04-30
CIK 1028584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
As of April 27, 2010, there were 37,102,235 shares outstanding of the Registrant’s $0.001 par value common stock.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or the Amendment, amends AMICAS, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 11, 2010, or the Original Filing. The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.
On April 28, 2010, AMICAS, Inc. was acquired by Merge Healthcare Incorporated (“Merge”) pursuant to an Agreement and Plan of Merger effective as of February 28, 2010 among Merge, a wholly owned subsidiary of Merge and AMICAS, Inc. (the “Acquisition”). Upon the completion of the acquisition, AMICAS, Inc. became a wholly owned subsidiary of Merge and the trading of the common stock of AMICAS, Inc. on the Nasdaq Stock Market was suspended pursuant to the filing of a Form 25 with the SEC. When able under SEC rules, Merge intends to file a Form 15 with the SEC suspending AMICAS, Inc.’s obligation to file reports under Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Until such date occurs, AMICAS, Inc. remains obligated to file reports required by Section 13(a) of the Exchange Act. Therefore, AMICAS, Inc. is filing this Amendment. Please note that all of the executive officers and directors of AMICAS, Inc. that are described in this Amendment ceased to be executive officers and directors of AMICAS, Inc. upon completion of the Acquisition. The information included in this Amendment is not indicative of the compensation arrangements and business operations of AMICAS, Inc. after the Acquisition.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to AMICAS, Inc. and our subsidiaries.

AMICAS, INC.
Form 10-K/A

*	Reflects only events and arrangements of AMICAS, Inc. prior to April 28, 2010, which is the date that AMICAS, Inc. was acquired by Merge Healthcare Incorporated.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
CURRENT DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the name, age and position of each person who was a directors or executive officers prior to the Acquisition of the Company by Merge Healthcare Incorporated. All of the directors and executive officers listed below ceased to be directors and executive officers on April 28, 2010, the date the Acquisition was completed.

Name	Age	Title
Directors
Stephen N. Kahane	52	Chairman and Chief Executive Officer
Stephen J. DeNelsky	42	Director
Joseph D. Hill	47	Director
Stephen J. Lifshatz	51	Director
David B. Shepherd	58	Director
John J. Sviokla	52	Director
Executive Officers
Kevin C. Burns	39	Senior Vice-President, Chief Financial Officer
Paul Merrild	35	Senior Vice-President of Marketing and Business Development
Craig Newfield	50	Vice President, General Counsel
Biographical information regarding each of our directors and executive officers is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure.
Directors
Stephen N. Kahane, M.D., M.S., age 52, has served as our Chief Executive Officer since September 2004, as a director since March 2001, and as Chairman since June 2005. Dr. Kahane also served as our President from September 2004 through March 2005 and Vice Chairman from March 2001 to May 2005. He was our Chief Strategy Officer from November 1999 until August 2004. From November 1999 until March 2001, Dr. Kahane also served as President of our E-Health unit. Previously, Dr. Kahane served as CEO of Datamedic, a provider of healthcare practice management and electronic medical record solutions. Dr. Kahane also trained and served on the faculty and on the information technology, or IT, leadership team at The Johns Hopkins Medical Institution.
The Board has concluded that Dr. Kahane is qualified to serve as a member of the Board based upon his experience as a medical professional, his experience as a health system IT executive and his executive level experience at several healthcare IT businesses, which enable Dr. Kahane to both effectively manage the Company and to drive its strategy and strategic initiatives.
Stephen J. DeNelsky, age 42, has served as a director since March 2001. Mr. DeNelsky is currently Senior Research Analyst at 11:11 Capital Management, Inc., an investment firm, where he has served since November 2008. From October 2004 to December 2007, Mr. DeNelsky served as general partner of Sapphire Capital Management LP, a New York based investment fund. From March 2003 until October 2004, Mr. DeNelsky worked as a senior research analyst at Copper Arch Capital, LLC, an investment fund. From November 2001 through March 2003, he served as the portfolio manager of Forstmann-Leff Associates, LLC. In December 2000, Mr. DeNelsky founded Sapphire Capital Management LLC, a New York-based investment fund, and he served as its managing partner until November 2001. From June 1999 until December 2000, he was a senior research analyst in Credit Suisse First Boston’s Health Care Equity Research Group, covering primarily the healthcare IT and e-health sectors.
The Board has concluded that Mr. DeNelsky is qualified to serve as a member of the Board based upon his experience in the financial industry, and based upon his extensive sell-side and buy-side experience analyzing public companies in the healthcare IT sector, which enable Mr. DeNelsky to provide the Board with unique insight as to the interests of our shareholders as investors in a public company in the healthcare IT industry.

Joseph D. Hill, age 47, was appointed a director on April 4, 2008. Previously, Mr. Hill served as our Senior Vice President and Chief Financial Officer from October 2004 until April 2008. Mr. Hill is currently the Chief Financial Officer of Metabolix, Inc., a bioscience company providing biodegradable and sustainable solutions for the world’s needs for plastics, chemicals and energy. Prior to this, from April 2003 until March 2004, Mr. Hill served as Vice President and Chief Financial Officer of Dirig Software, an application performance management solutions provider based in Nashua, New Hampshire. In February 2004, Dirig Software was acquired by Allen Systems Group of Naples, Florida. From August 2000 until June 2002, Mr. Hill served as Vice President and Chief Financial Officer of Maconomy Corporation, a Web-based business management solutions provider with headquarters in Copenhagen, Denmark and Marlborough, Massachusetts. Prior to joining Maconomy, Mr. Hill was Vice President and Chief Financial Officer of Datamedic Holding Corp., a practice management and clinical software company specializing in ophthalmology and general medical practices. We acquired Datamedic in 1999.
The Board has concluded that Mr. Hill is qualified to serve as a member of the Board based upon his financial expertise, his experience in the healthcare IT industry, his experience with operations and with mergers and acquisitions in the software industry and his experience in an FDA-regulated industry. Together with his insights into image and information management space as former Chief Financial Officer of the Company, Mr. Hill provides the Board with uniquely strong insight into the Company’s financial operations and controls, as well as the Company’s markets and strategy.
Stephen J. Lifshatz, age 51, has served as a director since June 2008. Mr. Lifshatz is currently the Chief Financial Officer of Authoria, Inc., a provider of talent management software and solutions. Previously, Mr. Lifshatz served as Chief Financial Officer and Senior Vice President of Lionbridge Technologies, Inc., a provider of outsourced IT development, localization, testing and support solutions, which he joined soon after its founding in 1997 and where he had responsibility for worldwide accounting, risk management and financial reporting and controls. Prior to joining Lionbridge, Mr. Lifshatz was the Chief Financial Officer and treasurer of the Dodge Group. Previously, Mr. Lifshatz spent 15 years with Marcam Corporation in various senior roles, including operations controller, corporate controller, treasurer and Chief Financial Officer as well as president of an operating unit.
The Board has concluded that Mr. Lifshatz is qualified to serve as a member of the Board based upon his financial expertise and his operational experience in the global IT industry. His experience assists the Board in its financial oversight of the Company, and provides the Board with a broader perspective on mergers and acquisitions applicable to the Company and on the operations of software and IT services companies.
David B. Shepherd, age 58, has served as a director since June 2001. Since 1990, Mr. Shepherd has been employed by Louis Dreyfus Property Group LLC, an international commercial property company owned by Louis Dreyfus S.A.S., and currently is its Vice President and Chief Financial Officer and holds equivalent positions at various affiliated joint ventures. Mr. Shepherd also is Vice President and Secretary of LDS Advisors LLC, the sponsor and managing member of LDS Investment Group LLC, a real estate investment fund formed in February 2007. From 1975 until 1990, Mr. Shepherd was a certified public accountant with the audit practice of Ernst & Young LLP.
The Board has concluded that Mr. Shepherd is qualified to serve as a member of the Board based upon his financial expertise and his operational experience, which provide the Board with a broader perspective on financial and operational issues.
John J. Sviokla, age 52, has served as a director since June 2006. Since September 1998 he has served as vice president of Diamond Management & Technology Consultants, Inc. (formerly DiamondCluster, and before that Diamond Technology Partners) and directs the firm’s Innovation efforts. He became a director of Diamond Management & Technology Consultants, Inc. in August 1999 and since April 2000 has been its Vice Chairman. Diamond Management & Technology Consultants Inc. is a public management and technology consulting company (NASDAQ: DTPI). From 1986 to 1998, he was a professor at Harvard Business School. Dr. Sviokla has been a consultant to large and small companies around the world specializing in issues how IT changes markets, competition, and organization. He has authored over 100 articles, cases, videos and tele-seminars. Dr. Sviokla has a D.B.A., M.B.A. from Harvard Business School, and an A.B. from Harvard College.
The Board has concluded that Dr. Sviokla is qualified to serve as a member of the Board based upon his diverse strategic expertise in the field of IT. Dr. Sviokla brings excellent knowledge and expertise to the Board’s deliberations regarding marketing & sales, customer relationship management and loyalty as well as strategy and strategic investments.

Executive Officers
Stephen N. Kahane, see above.
Kevin C. Burns, age 39, has served as our senior vice president, Chief Financial Officer since April 2008. Mr. Burns joined AMICAS in November 2004 as our director of finance and business development, and in February 2007 was promoted to vice president of finance and corporate development. Prior to joining AMICAS, Mr. Burns was responsible for corporate planning at NMS Communications, a public telecom equipment company in the wireless applications and infrastructure market, from November 2003 to November 2004. Previously, Mr. Burns was the director of corporate development at Demantra, Inc. and has also held senior management positions in finance, accounting and corporate development at MAPICS, Inc. and Marcam Corporation, both public software companies. Mr. Burns holds an MBA from F.W. Olin Graduate School of Business at Babson College and a bachelor of science from Babson College.
Paul B. Merrild, age 35, joined AMICAS in May 2006 as our vice president of marketing. Mr. Merrild was promoted to senior vice president of marketing and business development in April, 2009. Prior to joining AMICAS, Mr. Merrild served as director of strategic partnerships for imaging IT solutions at GE Healthcare from May, 2001 to May, 2006, where he was responsible for general management and marketing for all large commercial opportunities on a global basis. Prior to GE Healthcare, Mr. .Merrild served as Senior Project Manager for Organic, Inc., a consulting company in the website development business, where he managed large scale IT consulting engagements, from July 1999 to May, 2001. Prior to Organic, Mr. Merrild served as an analyst for Solucient, LLC (now a part of Thomson Reuters) from July 1997 to July 1999, where he lead the go-to-market strategy for the development and marketing of healthcare software and information products. Mr. Merrild holds a BA in economics and psychology from Northwestern University and an MBA from the University of Chicago with concentrations in finance, strategy, and entrepreneurship.
Craig Newfield, age 50, joined AMICAS in March 2009 as our vice president, general counsel. Prior to joining AMICAS, Mr. Newfield served as vice president & general counsel of Gomez, Inc., a private internet infrastructure company in the website experience management market, from November 2007 to May 2008. Prior to Gomez, Mr. Newfield served as vice president & general counsel of MRO Software, Inc, a public software company in the enterprise asset management market, from September 2001 until September 2006. MRO Software was acquired by IBM Corporation in September 2006, and Mr. Newfield served as a transition executive with IBM until September, 2007. Prior to MRO Software, Mr. Newfield served as vice president & General Counsel of Interleaf, Inc., a public software company in the electronic publishing and content management markets, from May 1997 until July 2000 when Interleaf was acquired by Broadvision, Inc. Previously, Mr. Newfield also served vice president & general counsel at OneWave, Inc., as in-house counsel at Marcam Corporation, and as an associate in two Boston area law firms.
LEGAL PROCEEDINGS
No director or executive officer of the Company, nor any associate of any such director or executive officer of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in any material pending legal proceedings.
CORPORATE GOVERNANCE
The following corporate governance provisions were in effect until the completion of the Acquisition of AMICAS, Inc. by Merge Healthcare Incorporated. Upon the completion of the Acquisition, AMICAS was no longer a company listed on a stock exchange and consequently these corporate governance provisions ceased to be in effect.
Corporate Governance Guidelines
The Board has adopted corporate governance guidelines, which, in conjunction with our certificate of incorporation, by-laws and Board committee charters, provide guidelines for the Company and the Board to ensure effective corporate governance. The corporate governance guidelines are posted on our website at www.amicas.com/investorrelations.
Code of Business Conduct and Ethics
The Board adopted a Code of Business Conduct and Ethics (“Code”) effective July 1, 2003 for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. We have retained EthicsPoint, Inc. to provide an anonymous and confidential method to report Code violations or voice concerns. Based upon the nature of the complaint, EthicsPoint will generally advise at least one of our independent directors of the complaint. EthicsPoint and our general counsel are the designated contacts for any complaints or reported violations concerning the Code.

This Code is available on our website at www.amicas.com/investorrelations. Stockholders may request a free copy of the Code by writing to Investor Relations, AMICAS, Inc., 20 Guest Street, Boston, Massachusetts 02135. We intend to disclose any amendments to, or waivers from, our Code on our website. Disclosure regarding any amendments to, or waivers from, provisions of the Code that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market LLC, or NASDAQ.
Meetings of the Board and Committees of the Board; Annual Meeting Attendance
The Board holds regular meetings and special meetings as necessary. In addition, independent members of the Board meet regularly in executive sessions without management present. The Board has three committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which is described below.
Meeting Attendance. During the fiscal year ended December 31, 2009, the Board held 21 meetings and acted five times by unanimous written consent. Each of the directors attended at least 75% of the meetings of the Board and the various committees on which each served during 2009. Directors are invited to attend the annual meeting of stockholders but we have no specific policy requiring attendance by directors at such meeting. One of our directors attended our annual meeting of stockholders held in 2009.
Audit Committee. The Board maintains a standing Audit Committee, currently composed of Stephen J. DeNelsky, Stephen J. Lifshatz and David B. Shepherd. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, review annual financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits. All Audit Committee members satisfy the current independence standards promulgated by the Securities and Exchange Commission, or SEC, and by NASDAQ as such standards apply specifically to members of audit committees. The Board has determined that Mr. Lifshatz, the chair of the Audit Committee, Mr. DeNelsky and Mr. Shepherd are “audit committee financial experts,” as the SEC has defined that term in Item 407 of Regulation S-K. The Audit Committee held five meetings during 2009, and acted one time by unanimous written consent.
A copy of the Audit Committee charter is available on our website at www.amicas.com/investorrelations.
Compensation Committee. The Board maintains a standing Compensation Committee. At the beginning of 2009, the Compensation Committee was composed of Phillip M. Berman, Stephen J. Lifshatz and John J. Sviokla. Dr. Berman passed away in February 2009, and in March 2009 Mr. DeNelsky was appointed to the Compensation Committee. The Compensation Committee is chaired by Dr. Sviokla. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our executive officers, and conducts its decision-making process with respect to executive compensation without the Chief Executive Officer present. All Compensation Committee members qualify as independent under the definition promulgated by NASDAQ. The Compensation Committee held two meetings and acted one time by unanimous written consent during 2009.
The Compensation Committee generally holds regularly scheduled in-person meetings throughout the year and additional meetings as appropriate either in person or by telephone. Generally, the chair of the Compensation Committee works with management in establishing the agenda for Compensation Committee meetings. Management also prepares and submits information during the course of the year for the consideration of the Compensation Committee, such as management’s proposed recommendations to the Committee for performance measures and proposed financial targets, management’s proposed recommendations to the Compensation Committee for salary increases, management’s performance evaluations of executive officers, and other data and information, if requested by the Compensation Committee. The Compensation Committee may delegate to one or more executive officers of the Company the power to grant options or other stock awards pursuant to such equity-based plan to employees of the Company or any subsidiary of the Company who are not directors, executive officers or other officers of the Company.
In addition, the Compensation Committee charter grants the Compensation Committee full authority to engage compensation consultants and other advisors to assist it in the performance of its responsibilities. Any compensation consultant retained by the Committee reports directly to the Compensation Committee. The Compensation

Committee did not engage a compensation consultant for 2009 but instead independently confirmed for 2009 the market benchmarking of our executive compensation program, as discussed in the “Compensation Discussion and Analysis” section of this Annual Report.
A copy of the Compensation Committee charter is available on our website at www.amicas.com/investorrelations. Please also see the report of the Compensation Committee set forth elsewhere in this Annual Report.
Nominating and Corporate Governance Committee. The Board maintains a standing Nominating and Corporate Governance Committee. At the beginning of 2009, the Nominating and Corporate Governance Committee was composed of Phillip M. Berman, Stephen J. DeNelsky and John J. Sviokla. Dr. Berman passed away in February 2009, and in March 2009 Mr. Shepherd was appointed to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is chaired by Mr. DeNelsky. This Committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. All Nominating and Corporate Governance Committee members qualify as independent under the definition promulgated by the NASDAQ. The Nominating and Corporate Governance Committee held three meetings and acted one time by unanimous written consent during 2009.
The Nominating and Corporate Governance Committee considers diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of professional expertise and backgrounds, including expertise in healthcare delivery, finance, operations, strategy and backgrounds in healthcare, investing, academics and other industries.
A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.amicas.com/investorrelations.
The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes the solicitation of recommendations from Board members and others, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the Committee and the Board.
In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in our Nominating and Corporate Governance Committee charter. These criteria include the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board, including such factors as independence, business experience, diversity, and personal skills in software, other technology, finance, marketing, business, financial reporting, accounting, health care and other areas that are expected to contribute to an effective Board. The Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee. The Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to: Nominating and Corporate Governance Committee, c/o General Counsel, AMICAS, Inc., 20 Guest Street, Boston, Massachusetts 02135. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Stockholders also have the right under our by-laws to directly nominate director candidates, without any action or recommendation on the part of the Committee or the Board. According to our by-laws, a stockholder proposal may only be acted upon at an annual meeting of stockholders if the stockholder gives us notice of such proposal not less than 60 days nor more than 90 days before such annual meeting; provided, however, that if we give less than 60 days notice or prior public disclosure of the date of the annual meeting, notice by the stockholder must be given to us not later than the tenth day following the earlier of the date on which such notice of the meeting was mailed or the date on which such public disclosure was made.

Board Leadership Structure
The Board employs the role of Lead Director, who must qualify as independent under the definition promulgated by NASDAQ, and appointed Mr. DeNelsky as Lead Director. The Board believes that the use of a Lead Director enables the Board to exercise oversight over specific transactions or matters in a manner that is determined by an independent director, and ensures that such transactions and matters are handled in a manner consistent with the full Board’s intentions, during interim periods between meetings of the full Board. The positions of Chairman of the Board and Chief Executive Officer of the Company have historically been combined, and Dr. Kahane currently holds both positions. We believe this Board leadership structure is appropriate because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of the Board as a whole. We have a strong governance structure in place, including independent directors, to ensure the powers and duties of the dual role are handled responsibly. Furthermore, consistent with NASDAQ listing requirements, the independent directors regularly have the opportunity to meet without Dr. Kahane in attendance.
Board’s Role in Risk Oversight
Management is responsible for managing the risks that we face. The Board is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of the full Board in reviewing our strategic objectives and plans is a key part of the Board’s assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our Board assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.
While the Board has ultimate oversight responsibility for overseeing management’s risk management process, various committees of the Board assist it in fulfilling that responsibility.
The Audit Committee assists the Board in its oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, the Nominating and Corporate Governance Committee reviews legal and regulatory compliance risks and the Compensation Committee assists the Board in its oversight of the evaluation and management of risks related to our compensation policies and practices.
Stockholder Communications with the Board
Stockholders interested in communicating with the Board or any individual director may do so by writing to: AMICAS, Inc., 20 Guest Street, Boston, Massachusetts 02135 attn: General Counsel, or by email to AMCSboard@amicas.com. These communications will be forwarded to the appropriate director or directors if they relate to important substantive matters and include suggestions or comments that our general counsel considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, as well as persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC and with us. Based solely on our review of copies of filings made by reporting persons with the SEC or written representations from certain reporting persons that no Form 5 filing was required for such person, we believe that during fiscal year 2009, all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Exchange Act, except that for Dr. Kahane and Mr. Burns the Company inadvertently reported a stock option grant two business days after the deadline for filing the appropriate Form 4, and for Mr. Shepherd the Company inadvertently reported a stock option grant one day after the deadline for filing the appropriate Form 4.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis reflects the analysis of the Compensation Committee of AMICAS, Inc. that was in effect until the completion of the acquisition of AMICAS, Inc. by Merge Healthcare Incorporated on April 28, 2010. Upon completion of the Acquisition, the Compensation Committee was disbanded.
The Compensation Committee of the Board consisted entirely of independent directors and had overall responsibility for evaluating, establishing and approving the compensation and benefits provided to Named Executive Officers. The discussion set forth below focuses on the following:
•	The objectives of our compensation program, including the results and behaviors the program is designed to reward;

•	The process that we use to determine executive compensation;

•	Each element of the compensation plan;

•	The reasons why the Compensation Committee chose to pay each element; and

•	How the Compensation Committee determines the amount or the formula used for each element.
The Company’s Compensation Philosophy and Process
The primary objectives of the Compensation Committee of our Board with respect to executive compensation are to attract, retain, and motivate superior executive talent. The focus is to tie short-term and long-term incentives to achievement of measurable corporate performance objectives and to closely align the interests of the Named Executive Officers with those of the Company’s stockholders. To achieve these objectives, the Compensation Committee has implemented compensation plans that tie a substantial portion of the Named Executive Officers’ overall compensation to our financial and operating performance. Pursuant to this overall approach, our compensation plans have the following objectives:
•	To attract and retain a highly skilled work force — in a competitive and demanding market, it is necessary for us to offer compensation packages commensurate with the executive officers’ performance and experience.

•	To foster a high performance culture — our compensation is based on the level of job responsibility, and Company performance. At the executive level, and in setting compensation policies for our Named Executive Officers, the Compensation Committee considers the individual performance of our Named Executive Officers to be reflected entirely by our corporate performance goals, and the Compensation Committee believes that the success of the Company in achieving these goals is a direct reflection of whether a particular executive has performed well. As a result, the Compensation Committee does not set separate individual goals for our Named Executive Officers, but the Compensation Committee holds the expectation that each executive’s individual performance will contribute to the overall achievement by the Company of its goals.

•	To provide stability — we have provided retention incentives for executive officers where we believe appropriate.
Our Compensation Committee reviews and establishes compensation for our Named Executive Officers on an annual basis, in an iterative process that typically begins mid-year and is completed during December. The Compensation Committee takes an overview of existing compensation elements and potential areas for discussion, and asks our Chief Executive Officer for assistance in gathering relevant data. Upon the request of the Compensation Committee, our Chief Executive Officer provides the Compensation Committee with information requested, consisting of publicly available and independent survey compensation data, the Chief Executive Officer’s assessment of the Named Executive Officers’ (but not his own) past performance, and his assessment and recommendation as to future compensation for the Named Executive Officers other than himself. The Compensation Committee takes this information and assessments under advisement, and makes an independent determination regarding the compensation program for the Company’s Named Executive Officers. Except as described above, none of our executive officers, including our Chief Executive Officer, has a role in determining compensation for other Named Executive Officers or for himself.

Compensation Elements and Purposes
As part of its process in developing the Company’s executive compensation plan at the beginning of 2009, the Compensation Committee reviewed publicly available data contained in a compensation and benefits survey of U.S. executives obtained from Culpepper and Associates, Inc. for the current year, which covers the compensation of executive officers employed by over 900 technology companies, stratified by company revenues, number of employees, industry group and geography. The Compensation Committee referred to data from that survey that is aggregated in summary form regarding public companies that have similar annual revenues and number of employees as the Company, and that are located in the Northeast U.S. In connection with our acquisition of Emageon Inc. the Compensation Committee considered whether changes to the Company’s executive compensation plan would be appropriate, and commencing with the end of the first quarter of 2009 and for the balance of 2009, the Compensation Committee reviewed publicly available data contained in a compensation and benefits survey of U.S. executives obtained from the Aon Corporation Radford Global Technology Survey, or Radford, for the current year, which covers the compensation of executive officers employed by over 1,000 technology companies, stratified by company revenues, number of employees, industry group and geography. The Compensation Committee referred to data from that survey that is aggregated in summary form regarding public companies that have similar annual revenues and number of employees as the Company, and that are located in the Northeast U.S.
As part of its pay-for-performance compensation philosophy, the Compensation Committee generally targets the creation of compensation plans that will result in base salaries and total executive compensation being paid that are approximately at the median of the range of public technology companies having annual revenues and number of employees similar to ours, located in the Northeast U.S., as aggregated in summary form in the Culpepper and Radford surveys.
The Compensation Committee does not rely on the Culpepper or the Radford survey data to the exclusion of other factors when determining executive compensation. Rather, our Compensation Committee considers this data along with all of the factors discussed herein with the goal of setting our executives’ compensation at levels that the Compensation Committee members believe to be appropriate. The Compensation Committee retains full discretion to make compensation decisions independent of the guidance that may be provided by the data obtained from the benchmarked companies.
Our compensation program consists of the following components:
•	Base salaries — we pay annual salaries to provide executives with a base level of compensation to achieve our objectives of attracting and retaining executive talent that we need to accomplish our goals.

•	Quarterly Financial Metric Cash Bonus — provides performance based cash incentives based on Company performance against specific targets, such as Company sales orders, revenues, and Adjusted EBITDA, with the purpose of motivating and rewarding achievement of our critical strategic and financial goals, fostering a high performance culture and delivering value to stockholders.

•	Annual Stock Price Performance Cash Bonus — provides performance based cash incentives based on Company stock performance, with the purpose of aligning the executives’ interests with those of stockholders and increasing stockholder value.

•	Quarterly Targeted Cash Bonus — provides a performance-based cash incentive based upon criteria that are of heightened importance for the year or quarter, such as achievement in excess of the sales order targets that are established for the Company for the quarter.

•	Long Term Equity Incentives — we believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our Named Executive Officers of equity-based awards in the form of stock options. The stock option awards are intended to provide each executive with incentive to build value in the Company over an extended period of time. We typically make an initial equity award of stock options to new executives and annual equity grants as part of our overall compensation program. Initial option awards typically vest 1/3 one year from the grant date, and thereafter in eight equal quarterly installments, and annual option awards typically vest in twelve equal quarterly installments from the grant date.

•	Share Price Based Equity Incentives — through the grant of stock options, with an opportunity to accelerate vesting based on share price objectives, we intend to provide an incentive with the purpose of increasing stockholder value.

•	Retirement savings through a qualified 401(k) savings plan, pursuant to which all employees can choose to defer compensation for retirement and to which we make a matching contribution, with the purpose of encouraging employees to save for their retirement, with account balance affected by contributions and investment decisions made by the participant.

•	Health and welfare benefits — a fixed component with the same benefits (medical, dental, vision, disability insurance and life insurance) available for all full-time employees, with the purpose of providing benefits to meet the health and welfare needs of our employees and their families and to provide a competitive total compensation package.

•	Severance and change in control agreements and plans pursuant to which we provide additional payments and benefits to the Named Executive Officers with the intention of encouraging them to remain focused on our business in the event of anticipated or actual fundamental corporate changes.

•	Special awards — our Compensation Committee reserves the ability to make special compensation awards to our Named Executive Officers in recognition of outstanding achievements that are not otherwise adequately rewarded.
As mentioned above, the Compensation Committee has implemented quarterly performance management programs for our Named Executive Officers, under which corporate performance goals are determined and set forth in writing at the beginning of each calendar year. In particular, these corporate goals establish budget and target levels for revenue, sales orders and Adjusted EBITDA. In accordance with Instruction 4 to Item 402(b) of Regulation S-K, we have determined not to disclose specific performance targets. Based on the achievement of these corporate goals, we then calculate quarterly cash bonuses. At the beginning of 2009, the Compensation Committee determined that the corporate targets discussed below were equal in value to the overall health and growth of the Company and determined that they should be equally weighted for 2009, that is 33.33% for each objective. The principal targets were:
•	Revenue — we have targeted increased revenue results as a driver to profitability;

•	Sales Orders — we have targeted sales orders as a driver to current and future revenues; and

•	Adjusted EBITDA — provides an incentive to reward both controlling expenses and increasing gross margin contributions, and bears a direct relationship with earnings per share which is a driver of stockholder value.
Following our acquisition of Emageon in April 2009, the Compensation Committee changed the performance criteria for the remaining three quarters to focus on only two goals — Adjusted EBITDA and sales orders. Commencing in the second quarter of 2009, quarterly bonuses were paid on the basis of achievement of Adjusted EBITDA goals, with payment being pro-rated based on the percentage of the quarterly Adjusted EBITDA target achieved. However, to ensure that management did not focus on short-term profitability to the exclusion of future growth, the performance plan payments were subject to reduction, or elimination, if the quarterly sales order goals were not met.
The Compensation Committee established each of these goals with a high level of difficulty, in the belief that the Company’s executives should be encouraged to deliver results that exceed those of our competitors, and that exceed market expectations. In general, these goals for compensation purposes were set at levels above the Company’s internal operating budget, and typically at levels above publicly disclosed guidance, if any. When setting these goals, the Compensation Committee considered the Company’s performance over prior periods, and trends over those periods, because the Compensation Committee believed that prior performance and such performance trends were to a moderate degree predictable of future performance. The Compensation Committee also noted that the goals set for 2007 and 2008 had been partially achieved, and that goals established for 2009, based solely on prior performance and trends were likely to be very difficult to achieve in 2009. In order to optimize our executives’ motivation, and given the Compensation Committee’s views as to general performance expectations for the Company in 2009 and the levels of bonuses that had been paid out in prior years, the Compensation Committee established the maximum cash bonuses at levels where, if the executives achieved a portion of their performance goals but less than the maximum possible, the total cash bonus plus base salary would result in overall cash compensation that is comparable to and competitive with the aggregate cash compensation paid to executive officers in similar positions with comparable companies. It was also the Compensation Committee’s intent that, in the event that the executives achieved at or close to the maximum performance targets, the resulting compensation would be comparable to compensation paid to the most highly paid executive officers of comparable companies as reflected in the Culpepper and Radford surveys.
Compensation Components
The components of our executive compensation package include the following:
     Base Salary
Base salaries for our Named Executive Officers are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data the Compensation Committee reviews for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, the Compensation Committee believes that executive base salaries should generally fall at approximately the median of the range of salaries for executives in similar positions and with similar responsibilities in the hundreds of public technology companies with annual revenues and numbers of employees similar to ours, that are located in the Northeast U.S., as aggregated in summary form in the Culpepper survey. Base salaries for our Named Executive Officers were established with reference to the 50th percentile of the data obtained from the Culpepper survey, but were not targeted specifically to this percentile. Each Named Executive Officer’s base salary is evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.
Base salaries are reviewed annually as part of our performance management program and may be increased for merit reasons, based on the executive’s success in meeting or exceeding performance objectives and an assessment of whether significant corporate goals were achieved. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
In 2009 our Chief Executive Officer’s base salary was $350,000 per year, and this has been his base salary since 2006. The Compensation Committee determined that our Chief Executive Officer’s salary was appropriate based on his overall compensation package, prior actual total compensation received and the Compensation Committee’s expectations for 2009, the aggregated Culpepper data that was reviewed and our overall compensation philosophy. Our current Chief Financial Officer was promoted into this position in April 2008 and in 2009 his base salary was increased to $240,000 per year, which the Compensation Committee determined to be appropriate based upon his past experience, achievements while employed by the Company, his customer-focused and market-facing abilities, changes in the scope of his responsibility, his success in assuming and performing his expanded job responsibilities, the aggregated Culpepper data that was reviewed and our overall compensation philosophy. Our Senior Vice President of Marketing and Business Development was promoted into this role in April 2009, and his base salary was increased to $170,000 per year, based upon his demonstrated abilities to manage a variety of programs and to drive the business forward, changes in the scope of his responsibility, the aggregated Radford data that was reviewed and our overall compensation philosophy. Our Vice President and General Counsel was hired in March 2009, and his base salary was established at $190,000 per year, based upon market conditions, current salaries of similarly situated executives as evidenced in the Culpepper data that was reviewed, and our overall compensation philosophy. Our Senior Vice President of Client Solutions was hired in February 2009, and his base salary was established at $200,000 per year, based upon market conditions, current salaries of similarly situated executives as evidenced in the Culpepper data that was reviewed, and our overall compensation philosophy.
     Quarterly Financial Metric Cash Bonus
Our compensation program provides Named Executive Officers with the opportunity to earn a quarterly cash bonus based on the Company’s achievement of certain financial objectives. The amount of the cash bonus depends on the level of achievement of the corporate revenue, sales orders, operating income and Adjusted EBITDA performance goals noted above, which are set the beginning of the fiscal year. In 2009, the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Marketing and Business Development, the Vice President & General Counsel and the Senior Vice President of Client Solutions were eligible for a quarterly financial metric cash bonus in the aggregate amount of $250,000, $110,000, $100,000, $80,000 and $90,000 for the year, respectively. In 2009, the Company reached its financial objectives in part, and as a result the Chief Executive Officer received $177,081, our Chief Financial Officer received $77,916, our Senior Vice President of Marketing and Business Development received $56,666, our Vice President & General Counsel received $53,438 of compensation, and our Senior Vice President of Client Solutions received $76,213, respectively, under this program, as a result of meeting certain revenue, order and operating income goals during the year.
     Quarterly Targeted Cash Bonus
Our compensation program also provides some of our Named Executive Officers with the opportunity to earn a quarterly cash bonus based on metrics that the Compensation Committee deems of particular importance for the year in which the bonus is to be earned. In 2009, this bonus could have been earned if the Company exceeded certain over-achievement (or “stretch”) thresholds for sales orders for the corresponding quarter. In 2009, the Chief Executive Officer, Chief Financial Officer and Senior Vice President of Marketing and Business Development were eligible for a quarterly performance-based cash bonus in amounts ranging from $7,500 to $12,500. In aggregate, the total quarterly based cash bonus paid to all Named Executive Officers could not exceed $30,000 per quarter. In 2009, our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Marketing and Business Development earned $24,960, $20,020 and $14,950, respectively, under this program.
     Annual Stock Price Performance Cash Bonus
In addition, our compensation program provides our Chief Executive Officer and our Chief Financial Officer with the opportunity to earn an annual cash bonus based on the performance of our stock price. The amount of the cash bonus is subject to the attainment of an average stock price of $2.25 to $3.00 per share for 2009, determined by straight-line interpolation. In 2009, our Chief Executive Officer was eligible for an annual stock price performance cash bonus in the amount of $250,000 and the Chief Financial Officer was eligible for an annual stock price performance cash bonus in the amount of $110,000. In 2009, our Chief Executive Officer earned $250,000 and our Chief Financial Officer earned $110,000 under this program.
     Initial Stock Option Awards
Named Executive Officers who join us are awarded an initial stock option grant having an exercise price equal to the fair market value of our common stock on the day the grant is approved by the Compensation Committee, vesting 1/3 after 12 months from the date of grant, and thereafter in 8 equal quarterly installments. The amount of the initial stock option award is determined based on the Named Executive Officer’s position with us, the Named Executive Officer’s base salary and an analysis of the competitive practices of the companies with similar annual revenues to us represented in the compensation and benefits data that the Compensation Committee reviews. The goal is to create a total compensation package for a new Named Executive Officer that is competitive with other similarly situated technology companies that we believe will enable us to attract highly qualified executives.
In 2009, two of our Named Executive Officers joined the Company, and the Company granted options to each. On February 9, 2009 an option to purchase 200,000 shares of common stock was granted to our Senior Vice President of Client Solutions, and on March 9, 2009 an option to purchase 180,000 shares of common stock was granted to our Vice President & General Counsel. These option awards were determined based upon market conditions and the initial equity incentive awards of similarly situated executives as evidenced in the publicly available data that was reviewed, and our overall compensation philosophy.
     Annual Stock Option Awards
Our practice is to make annual stock option awards as part of our overall performance management program. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We intend that the annual aggregate value of these awards will be set near competitive median levels for companies represented in the compensation data the Compensation Committee reviews. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive’s compensation is conducted when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.
The Compensation Committee grants annual stock option awards by reviewing a summary of aggregated compensation data contained in the Radford survey for executive officers employed by public companies that have similar annual revenues and number of employees as the Company, and that are located in the Northeast U.S. The Company also views the annual stock option award program as an opportunity to reward extraordinary achievements realized during the prior year, and to provide incentive for similar achievements in the future.

In December 2008, the Compensation Committee granted annual stock option awards under this program in respect of 2009 as follows: An option to purchase 240,000 shares of common stock was granted to our Chief Executive Officer, an option to purchase 150,000 shares of common stock was granted to our Chief Financial Officer, and an option to purchase 120,000 shares was granted to our Senior Vice President of Marketing and Business Development. These options each vest in 12 equal quarterly installments.
     Special Compensation Awards
The Compensation Committee reserves the ability to grant special compensation awards in recognition of outstanding performance not otherwise adequately rewarded as described above.
In December 2009, the Compensation Committee recognized that the acquisition of Emageon, Inc. and the integration of Emageon into the Company had imposed significant additional requirements on management, and the Compensation Committee determined that the Company and its management had performed these additional tasks exceptionally, having managed the risks inherent in the integration of two equal-sized organizations, realized substantial cost reductions, and ended the year with a combined organization that was healthy, thriving and profitable. In light of these achievements, the Compensation Committee created an Integration Bonus Pool, of which $90,000 was paid to our Chief Executive Officer, $53,000 was paid to our Chief Financial Officer, $38,000 was paid to our Senior Vice President of Marketing and Business Development, $28,000 was paid to our Vice President & General Counsel, and $30,000 was paid to our Senior Vice President of Client Solutions.
In December 2009, in recognition of the extraordinary demands that had been placed on our executive officers for an extended period of time in connection with the transactions that had been under discussion with Thoma Bravo LLC, the Compensation Committee, in consultation with the Chief Executive Officer, awarded special cash bonuses to our Chief Financial Officer ($15,000), our Senior Vice President of Marketing and Business Development ($15,000) and our Vice President and General Counsel ($12,500).
Other Compensation
We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan.
Termination Based Compensation and Acceleration of Vesting of Equity-Based Awards
Upon termination of employment by the Company, Named Executive Officers may be entitled to receive severance payments under their employment arrangements, and their stock options may accelerate. In determining whether to approve and in setting the terms of such severance arrangements, the Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. In order to align the incentives of our Named Executive Officers with the interests of our stockholders, the Compensation Committee has also provided that the stock options granted to our Named Executive Officers shall, in general, accelerate in the event of a change in control.
Severance payable upon termination of employment for our Named Executive Officers, and the acceleration of their stock options upon change in control, is described below under the heading “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Executive Compensation — Potential Payments upon Termination or Change-in-Control”.
In addition, in the event that our Chief Executive Officer or Chief Financial Officer are terminated without cause, all stock options other than performance-based options held by such officer shall immediately vest and the exercise period shall terminate on the earlier of two years from termination or ten years from the date of the grant. For performance-based options, in the event of termination without cause, the options will vest to the extent provided in the option agreement if the performance goals are met for the time period within which the executive is terminated.
Conclusion
Our compensation policies are designed to retain and motivate our Named Executive Officers and to ultimately reward them for outstanding individual and corporate performance.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
Executive Compensation
     Summary Compensation Table
The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2007, 2008 and 2009, respectively, to our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers other than our Chief Executive Officer and Chief Financial Officer, who earned more than $100,000 during the fiscal year ended December 31, 2009.

					All Other
		Salary	Bonus	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Stephen N. Kahane	2007	350,000	116,238	117,854	25,012	609,104
Chief Executive Officer	2008	350,000	144,500	505,795	27,800	1,028,095
	2009	350,000	542,041	0	17,513	909,554

Kevin C. Burns	2007	157,166	35,217	58,194	25,917	276,494
Sr. Vice President and	2008	200,985	58,000	380,284	19,939	659,208
Chief Financial Officer(3)	2009	240,000	275,936	0	15,419	531,355

Frank E. Stearns, Jr.	2009	180,769	106,213	163,129	5,367	455,478
Senior Vice President, Client Solutions(4)

Paul B. Merrild	2009	170,000	124,616	0	9,752	304,368
Senior Vice President, Marketing & Business Development(5)

Craig Newfield	2009	157,115	93,938	156,427	4,469	411,949
Vice President & General Counsel(6)

(1)	These amounts represent the aggregate grant date fair value for option awards for fiscal years 2009, 2008 and 2007, respectively, computed in accordance with FASB ASC Topic 718. The grant date fair value of performance awards is determined based on the probable outcome of such performance conditions as of the grant date. A discussion of the assumptions used in determining grant date fair value may be found in Note L to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Represents contributions made by the Company pursuant to the Company’s 401(k) savings plan, and car allowances.

(3)	Mr. Burns became our Senior Vice President and Chief Financial Officer effective April 7, 2008. The 2008 bonus amount includes $10,000 that was paid under the compensation plan in place for the first quarter of 2008 prior to Mr. Burns’ promotion to the position of Chief Financial Officer.

(4)	Mr. Stearns became our Senior Vice President, Client Solutions in February 2009, and resigned from the Company effective January 15, 2010.

(5)	Mr. Merrild became our Senior Vice President, Marketing & Business Development in April 2009.

(6)	Mr. Newfield became our Vice President & General Counsel in March 2009.
     Grants of Plan-Based Awards
The following table shows information regarding grants of equity awards that we made with respect to or during the fiscal year ended December 31, 2009 to each of our Named Executive Officers.

		All Other
		Option
		Awards:
		Number of
		Securities		Grant Date Fair
		Underlying	Exercise or Base	Value of Stock
		Options	Price of Option	and Option
Name	Grant Date	(#)	Awards ($/Sh)	Awards(1)
Stephen N. Kahane		0
Chief Executive Officer

Kevin C. Burns		0
Sr. Vice President and Chief Financial Officer

Frank E. Stearns, Jr.(2)	2/9/2009	200,000	$1.65	$163,129
Senior Vice President, Client Solutions

Paul B. Merrild		0
Senior Vice President, Marketing & Business Development

Craig Newfield	3/9/2009	180,000	$1.75	$156,427
Vice President & General Counsel

(1)	These amounts represent the grant date fair value for each option awards granted during our fiscal year ended December 31, 2009, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note L to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Mr. Stearns resigned from the Company effective January 15, 2010.
        Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
We entered into an employment agreement with Stephen N. Kahane, M.D., M.S. on April 26, 2004, effective as of January 1, 2004. The agreement was modified on July 26, 2004 in connection with Dr. Kahane’s promotion to Chief Executive Officer and was also amended on April 26, 2005, December 31, 2008 and February 10, 2009. The agreement automatically renews for one-year terms unless prior written notice is delivered by either party and includes the following:
•	An annual base salary of $350,000 for 2007, 2008 and 2009.

•	Annual Stock Price Performance Cash Bonus of up to $250,000 for 2007, 2008 and 2009. Subject to the attainment of an average stock price (defined as the average daily closing AMICAS stock price on The NASDAQ Global Market for the applicable calendar year), Dr. Kahane was eligible to receive a percentage (determined by straight line interpolation) of the target compensation. The stock price goals were $3.75 to $4.00 for 2007, $3.75 to $4.00 for 2008, and $2.25 to $3.00 for 2009. These goals were not met for 2007 or 2008 but they were met in full for 2009. As a result, Dr. Kahane did not receive a cash bonus under this program for 2007 or 2008, and he received $250,000 under this program in 2009.

•	Quarterly Financial Metric Cash Bonus for 2007, 2008 and 2009 of up to $250,000 pursuant to a program established by the Compensation Committee in the event that certain quarterly performance goals were met, as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes”. The performance goals were met in part in 2007, 2008 and 2009, and, as a result, Dr. Kahane earned cash bonuses of $109,488, $125,000 and $177,081 under this program for 2007, 2008 and 2009, respectively.

•	Quarterly Targeted Cash Bonus for 2007, 2008 and 2009 of up to $27,000, $33,000 and $50,000, respectively, pursuant to a program established by the Compensation Committee in the event that over-achievement (“stretch”) sales order targets were exceeded on a quarterly basis. The sales order targets were met in part in 2007 and 2009, but they were not met in 2008 and, as a result, Dr. Kahane earned cash bonuses of $6,750 and $24,960 for 2007 and 2009, respectively, and he did not receive any cash bonus under this program for 2008.
We entered into an employment agreement with Kevin C. Burns, effective April 7, 2008, as amended on February 10, 2009, for an initial term through December 31, 2008, subject to automatic renewal for successive one-year terms unless prior written notice is delivered by either party. For 2009, our Chief Financial Officer’s base salary was increased from $210,000 to $240,000, his on-target Quarterly Financial Metric and Annual Stock Price Performance cash bonus amounts were increased from $100,000 (annualized) to $110,000 per year, and his Quarterly Targeted cash bonus amount was increased from $21,000 to $40,000 per year. These increases were awarded in recognition of Mr. Burns’ success and excellence in assuming and executing his new duties as our Chief Financial Officer. Our agreement with Mr. Burns includes the following:
•	An annualized base salary of $210,000 for 2008 (pro-rated from April 2008) and $240,000 for 2009.

•	Annual Stock Price Performance Cash Bonus of up to $100,000, pro-rated to $75,000 in 2008, and $110,000 for 2009. Subject to the attainment of an average stock price (defined as the average daily closing

AMICAS stock price on The NASDAQ Global Market) of $3.75 to $4.00 for calendar year 2008 and of $2.25 to $3.00 for calendar year 2009, Mr. Burns was eligible to receive a percentage (determined by straight line interpolation) of the target compensation. This goal was not met in 2008 and it was met in full for 2009, and, as a result, Mr. Burns did not receive a cash bonus under this program for 2008, and he received $110,000 for 2009.

•	Quarterly Financial Metric Cash Bonus of up to $100,000, pro-rated to $75,000 in 2008, , and up to $110,000 for 2009, pursuant to a program established by the Compensation Committee in the event that certain quarterly performance goals were met, as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes”. The performance goals were met in part in 2008 and in 2009, and, as a result, Mr. Burns earned a cash bonus of $40,000 and $77,916 under this program for 2008 and 2009, respectively.

•	Quarterly Targeted Cash Bonus for 2008 of up to $15,750 and for 2009 of up to $40,000, pursuant to a program established by the Compensation Committee in the event that over-achievement (“stretch”) sales order targets were exceeded on a quarterly basis. The sales order targets were not met in 2008 and they were met in part for 2009, and, as a result, Mr. Burns did not earn any cash bonus under this program for 2008, and he earned $20,020 under this program for 2009.
We entered into an employment letter with Frank Stearns, dated February 3, 2009, under which his employment was “at-will”, and which provided for:
•	An annual base salary of $200,000 for 2009.

•	Quarterly Financial Metric Cash Bonus of up to $100,000 for 2009, pursuant to a program established by the Compensation Committee in the event that certain quarterly performance goals were met, as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes”. The 2009 performance goals were met in part, and, as a result, Mr. Stearns earned a cash bonus of $76,213 under this program for 2009.

•	Mr. Stearns resigned from the Company effective January 15, 2010.

We entered into an employment letter with Paul Merrild dated May 5, 2006, under which his employment was “at-will”, and each year thereafter we enter into a letter agreement with Mr. Merrild that sets forth his compensation for the year, and which provides for:

•	An annual base salary of $170,000 for 2009.

•	Quarterly Financial Metric Cash Bonus of up to $80,000 for 2009, pursuant to a program established by the Compensation Committee in the event that certain quarterly performance goals were met, as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes”. The 2009 performance goals were met in part, and, as a result, Mr. Merrild earned a cash bonus of $56,666 under this program for 2009.

•	Quarterly Targeted Cash Bonus for 2009 up to $30,000, pursuant to a program established by the Compensation Committee in the event that over- achievement (“stretch”) sales order targets were exceeded on a quarterly basis. The sales order targets were met in part in 2009, and, as a result, Mr. Merrild earned a cash bonus of $14,950 for 2009 under this program.
We entered into an employment letter with Craig Newfield, dated March 9, 2009, under which his employment is “at-will”, and which provides for:
•	An annual base salary of $190,000 for 2009.

•	Quarterly Financial Metric Cash Bonus of up to $100,000 for 2009, pursuant to a program established by the Compensation Committee in the event that certain quarterly performance goals were met, as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes”. The 2009 performance goals were met in part, and, as a result, Mr. Newfield earned a cash bonus of $53,438 under this program for 2009.

Our employment agreements with our Chief Executive Officer and our Chief Financial Officer each contains a six-month post termination covenant not to compete, certain other restrictions and non-

disclosure provisions which protect our interests. Our Named Executive Officers are eligible to participate in all of our health, welfare and benefit programs that are available to our employees.
     2009 and 2010 Compensation Actions
For 2010, the Compensation Committee took note of the dramatic increase in these officers’ responsibilities following our acquisition of Emageon Inc. and the resulting step-function increase in nearly all aspects of our business, and the remarkable achievements represented by the successful integration of Emageon’s operations and resources into our organization. As a result, and having reviewed publicly available data obtained from the Radford survey, the Compensation Committee increased our Named Executive Officers’ base salaries and on-target Quarterly Financial Metric Cash Bonus and Annual Stock Price Performance Cash Bonus amounts for 2010. The Compensation Committee determined that, in light of the transactions then pending between the Company and Thoma Bravo LLC, it would not be appropriate to grant additional stock options to our Named Executive Officers for 2010. In addition, for 2010, the Compensation Committee suspended the Annual Stock Price Performance Cash Bonus plan for our Chief Executive Officer and our Chief Financial Officer. The Compensation Committee implemented an additional cash bonus to be earned based on achievement of the same targets as implemented for the Quarterly Financial Metric Cash Bonus and Quarterly Targeted Cash Bonus programs.
The following table sets forth the base salaries that have been set for our Named Executive Officers for both the fiscal years ending December 31, 2009 and 2010, as well as the maximum potential bonuses that those officers are, or were, eligible to receive under our Annual Stock Price Performance Cash Bonus, Quarterly Financial Metric Cash Bonus and Quarterly Targeted Cash Bonus programs, and the options that each such officer has received.

			Annual
			Stock
			Price	Quarterly	Quarterly
			Performance	Financial Metric	Targeted	Number of
			Cash	Cash	Cash	Stock
		Annual	Bonus	Bonus	Bonus	Options
Name	Year	Salary	(1)	(2)	(3)	Granted(4)
Stephen N. Kahane	2009	350,000	250,000	250,000	50,000	240,000
Chief Executive Officer	2010	385,000	—	620,000	50,000	—

Kevin C. Burns	2009	240,000	110,000	110,000	40,000	150,000
Sr. Vice President and	2010	265,000	—	290,000	40,000	—
Chief Financial Officer

Frank E. Stearns, Jr.	2009	200,000	—	100,000	—	200,000
Senior Vice President,	2010	—	—	—	—	—
Client Solutions(5)

Paul B. Merrild	2009	170,000	—	80,000	30,000	120,000
Senior Vice President,	2010	190,000	—	90,000	30,000	—
Marketing & Business Development

Craig Newfield	2009	190,000	—	90,000	—	180,000
Vice President & General Counsel	2010	210,000	—	90,000	20,000	—

All amounts other than Stock Option Granted are stated in dollars; all dollar amounts are annual amounts.

(1)	Subject to the attainment of an average stock price (defined as the average daily closing AMICAS stock price on The NASDAQ Global Market) of $2.25 to $3.00 for 2009.

(2)	Incentive cash compensation for 2009 and 2010 pursuant to a program established by the Compensation Committee in the event that certain performance goals as described above under the heading “Compensation Discussion and Analysis — Compensation Elements and Purposes” are met on a quarterly basis.

(3)	Incentive cash compensation for 2009 and 2010 pursuant to a program established by the Compensation Committee in the event that sales order targets are exceeded on a quarterly basis.

(4)	For Dr. Kahane and Messrs. Burns and Merrild, the options were granted in December 2008 in respect of 2009, and the options vest and become exercisable in twelve equal quarterly installments beginning three months from the grant date. For Messrs Stearns and Newfield, the options vest 1/3 one year after the grant date, and thereafter in eight equal quarterly installments. For all Named Executive Officers, upon termination without cause or a change in control, unvested options shall fully vest.

(5)	Mr. Stearns resigned from the Company effective January 15, 2010.
     401(k) Profit Sharing Plan
We maintain a tax-qualified retirement savings plan, or 401(k) plan, that covers all eligible employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by up to 50% of their compensation, but not more than the maximum 401(k) limit contribution, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the 401(k) plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation.
     Outstanding Equity Awards at Fiscal Year-End
The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2009 to each of our Named Executive Officers.

	Option Awards
					Equity
					Incentive
	Number				Plan Awards:
	of		Number of		Number
	Securities		Securities		of Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised		Option
	Options		Options		Unearned		Exercise	Option
	(#)		(#)		Options		Price	Expiration
Name	Exercisable		Unexercisable		(#)		($)	Date
Stephen N. Kahane	1,015,802	(1)	—		—		2.10	8/21/2010
Chief Executive Officer	423	(2)	—		—		1.80	10/17/2010
	200	(2)	—		—		5.65	12/31/2011
	—		115,000	(3)	—		3.57	4/26/2014
	250,000	(4)	—		—		3.02	7/26/2014
	117,000		—		333,000	(5)	3.02	7/26/2014
	73,333	(6)	6,667		—		2.97	1/26/2017
	135,416		52,084		62,500	(7)	2.83	1/29/2018
	80,000	(8)	160,000		—		1.53	12/30/2018

Kevin C. Burns	40,000	(9)	—		—		3.45	11/5/2014
Sr. Vice President and Chief Financial Officer	2,500	(10)	—		—		5.01	10/21/2015
	20,000	(11)	—		—		4.89	1/5/2016
	20,000	(12)	—		—		3.56	5/31/2016
	18,571	(13)	1,429		—		3.18	8/24/2016
	32,083	(14)	2,917		—		2.97	1/26/2017
	4,166	(15)	834		—		3.00	4/27/2017
	34,999	(16)	25,001		—		2.83	1/29/2018
	146,633	(17)	41,667		11,700		2.04	3/24/2018
	50,000	(18)	100,000		—		1.53	12/30/2018
Frank E. Stearns, Jr.	0	(19)	200,000		—		1.65	—
Senior Vice President, Client Solutions

Paul B. Merrild	100,000	(20)	0		—		3.30	5/15/2016
Senior Vice President, Marketing	32,083	(21)	2,917		—		2.97	1/26/2017
& Business Development	4,166	(22)	834		—		3.00	4/27/2017
	34,999	(23)	25,001		—		2.83	1/29/2018
	40,000	(24)	80,000		—		1.53	12/30/2018
Craig Newfield	0	(25)	180,000		—		1.75	3/8/2019
Vice President & General Counsel

(1)	The option vested as to 8.33% of the shares per quarter beginning 64 days after the grant date.

(2)	The option vested as to 100% of the shares on the fourth anniversary of the grant date.

(3)	The option will vest 100% on April 26, 2010 (the sixth anniversary of the grant date). Upon a change in control (as defined in the executive’s employment agreement) all unvested options shall fully vest.

(4)	The option vested in twelve equal quarterly installments beginning three months from the grant date.

(5)	On July 26, 2004, we granted to Dr. Kahane an option to purchase 450,000 shares of our common stock, under the plan, at fair market value on the grant date that vest on the sixth anniversary of the grant date or upon a change in control (as defined in the executive’s employment agreement) unless they vest earlier in accordance with the following schedule. Subject to the attainment of an average stock price (defined as the average daily closing AMICAS common stock price on The NASDAQ Global Market) of $4.00 to $5.00 per share for the calendar year 2005, a percentage (determined by straight line interpolation) of 225,000 of the 450,000 option shares granted to Dr. Kahane would vest and become exercisable effective December 31, 2005. In 2005, the average price per share of AMICAS common stock was $4.52, and as a result, 117,000 of the 450,000 shares vested. Under the terms of the option, the remaining 333,000 shares were carried forward. Subject to the attainment of an average stock price of $5.00 to $6.00 per share for calendar year 2006, a percentage (determined by straight line interpolation) of the 333,000 options would have vested and become exercisable. The goal was not met and the shares did not vest. The 333,000 options will vest on the sixth anniversary of the grant date, or upon a change in control.

(6)	This option was granted on January 26, 2007, and was fully vested three years from the grant date.

(7)	This option was granted on January 29, 2008. Of these shares, 125,000 are vesting in twelve equal quarterly installments beginning three months from the grant date. The remaining 125,000 would have vested on December 31, 2008 subject to the attainment of certain sales order goals; these goals were met in part, and as a result 62,500 shares were vested on December 31, 2008 and the remainder will vest 100% six years from the date of grant. Upon a change in control (as defined in the executive’s employment agreement) unvested options shall fully vest.

(8)	This option was granted on December 30, 2008, and vests in twelve equal quarterly installments beginning three months from the grant date. Upon a change in control (as defined in the executive’s employment agreement) unvested options shall fully vest.

(9)	This option was granted on November 5, 2004, and vested 25% after one year and the remainder in eight quarterly installments beginning fifteen months after the grant date.

(10)	This option was granted on October 21, 2005, and was fully vested three years from the grant date.

(11)	This option was granted on January 5, 2006, and was fully vested three years from the grant date.

(12)	This option was granted on May 31, 2006, and was fully vested three years from the grant date.

(13)	This option was granted on August 24, 2006, and was fully vested three years from the grant date.

(14)	This option was granted on January 26, 2007, and was fully vested three years from the grant date.

(15)	This option was granted on April 27, 2007, and vests in twelve equal quarterly installments beginning three months from the grant date.

(16)	This option was granted on January 28, 2008, and vests in twelve equal quarterly installments beginning three months from the grant date.

(17)	This option was granted on March 24, 2008, and vests as follows. For 100,000 shares, vesting occurs in twelve equal quarterly installments beginning three months from the grant date. For the remaining 100,000 shares, vesting occurs subject to the attainment of an average stock price (defined as the average daily closing AMICAS common stock price on The NASDAQ Global Market) of $3.75 to $4.00 per share for the calendar year 2008, and $2.25 to $3.00 for 2009. The stock price target was met in part, and as a result 88,300 shares became vested. The remaining 11,700 unvested option shares will vest six years from the date of grant. Upon a change in control (as defined in the executive’s employment agreement) unvested options shall fully vest.

(18)	This option was granted on December 30, 2008, and vests in twelve equal quarterly installments beginning three months from the grant date. Upon a change in control (as defined in the executive’s employment agreement) unvested options shall fully vest.

(19)	This option was granted on February 9, 2009, and vests 25% after one year and the remainder in eight quarterly installments beginning fifteen months after the grant date. Mr. Stearns resigned effective January 15, 2010, and this option was terminated.

(20)	This option was granted on May 15, 2006, and was fully vested three years from the grant date.

(21)	This option was granted on January 26, 2007, and was fully vested three years from the grant date.

(22)	This option was granted on April 27, 2007, and vests in twelve equal quarterly installments beginning three months from the grant date.

(23)	This option was granted on January 28, 2008, and vests in twelve equal quarterly installments beginning three months from the grant date.

(24)	This option was granted on December 30, 2008, and vests in twelve equal quarterly installments beginning three months from the grant date. Upon a change in control, unvested options shall fully vest.

(25)	This option was granted on March 9, 2009, and vests 25% after one year and the remainder in eight quarterly installments beginning fifteen months after the grant date. Upon a change in control, unvested options shall fully vest.
     Option Exercises And Stock Vested
None of our Named Executive Officers exercised options to purchase our common stock, or were holding restricted shares that vested, during the fiscal year ended December 31, 2009.
     Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
     Nonqualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plan.
     Potential Payments Upon Termination Or Change-In-Control
Our employment agreement with Dr. Kahane provides for a severance payment upon the termination of employment by the Company without cause or by Dr. Kahane for good reason (as defined in the agreement) or upon non-renewal of the employment agreement, equal to one and one-half times his then-current annual base salary, payment of a cash bonus if we meet certain financial performance goals, and the payment of health insurance premiums for eighteen months. In addition, upon termination of employment within 12 months following a change in control of the Company, Dr. Kahane will receive payment in an amount equal to twice his then-current annual base salary, payment in an amount equal to his target annual cash bonuses, and the payment of health insurance premiums for eighteen months. Pursuant to his employment agreement, all of Dr. Kahane’s options vest upon a change in control.
Our employment agreement with Mr. Burns provides for a severance payment upon the termination of employment by the Company without cause or by Mr. Burns for good reason (as defined in the agreement) or upon non-renewal of the employment agreement, equal to his then-current annual base salary, payment of a cash bonus if we meet certain financial performance goals, and the payment of health insurance premiums for twelve months. In addition, upon termination of employment within 12 months following a change in control of the Company, Mr. Burns will receive payment in an amount equal to one and one-half times his then-current annual base salary, payment in an amount equal to his target annual cash bonuses, and the Company will also pay his health insurance premiums for eighteen months. Pursuant to his employment agreement, 176,368 of Mr. Burns’ unvested options will vest upon a change in control. In connection with the Agreement and Plan of Merger, dated as of February 28, 2010, by and among Project Ready Corp., a wholly-owned direct subsidiary of Merge Healthcare Incorporated, Merge Healthcare Incorporated and the Company, or the Merger Agreement, 2,590 (50%) options of the remaining 5,180 unvested options will accelerate and become vested, and the remaining 2,590 options will be forfeited.
Payments to our Chief Executive Officer and our current Chief Financial Officer described above (other than health insurance premiums and not including the cash bonuses payable under our 2010 executive compensation plan) will be made in a lump sum six months following the date that their employment is terminated, and payments based on base salary will be forfeited if the executive becomes employed by a competitor during such six-month period.
Our employment arrangement with Mr. Merrild provides that upon termination of his employment by the Company without cause (irrespective of a change in control of the Company), Mr. Merrild will receive severance in an amount equal to one-half of his then-current annual base salary in the form of salary continuation, and the payment of health insurance premiums for up to three months. Pursuant to his option agreements, all (105,001) of Mr. Merrild’s stock options that are unvested at the time of the change in control will accelerate and become vested. In connection with the Merger Agreement, 1,876 (50%) of the remaining 3,751 unvested options will accelerate and become vested, and the remaining 1,875 options will be forfeited.
Our employment arrangement with Mr. Newfield provides that upon termination of his employment by the Company at any time (irrespective of a change in control of the Company), Mr. Newfield will receive severance in an amount equal to one-half of his then-current annual base salary in the form of salary continuation, and the payment of health insurance premiums for up to six months. If Mr. Newfield’s employment is terminated in connection with a change in control of the Company, Mr. Newfield will receive severance in an amount equal to his then-current annual base salary in the form of salary continuation, and the payment of health insurance premiums for up to six months. Pursuant to his option agreement, all (180,000) of Mr. Newfield’s unvested options will vest upon a change in control.
Our employment arrangement with Mr. Stearns provided that upon termination of employment by the Company at any time (irrespective of a change in control of the Company), Mr. Stearns would receive severance in an amount equal to two-thirds of his then-current annual base salary in the form of salary continuation, and the payment of health insurance premiums for up to eight months. Pursuant to his option agreement, one-half (100,000) of Mr. Stearn’s unvested options would vest upon a change in control. Mr. Stearns resigned effective January 15, 2010, and he received and will receive none of the payments or acceleration of options described above.
Under the terms of our 2010 executive compensation plan, upon a change in control of the Company, each of our Named Executive Officers who remains employed by the Company immediately prior to the change in control will receive a cash bonus equal to his full on-target annual bonus amount.
The agreements with Dr. Kahane and Mr. Burns provide for an additional gross-up payment to be made to each of them in the event that, upon a change in control of the Company (as defined in the agreements), any payments to them would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. The successful consummation of the transactions contemplated by the Merger Agreement will constitute a change in control under the employment agreements described above.
The table below reflects amounts payable to the Named Executive Officers assuming (i) their employment was terminated on December 31, 2009 (without any change in control), and (ii) their employment was terminated in connection with a change in control that occurred on December 31, 2009.

							280G
							Gross-
			Health			Options	Up
Name	Event	Salary	Benefits	Bonus(2)	Total	Vested(3)	Payment
Stephen N. Kahane	Termination(1)	$525,000	$24,552	—	$549,552	$1,962,042	0
	Change in Control	$700,000	$24,552	$550,000	$1,274,552	$1,962,041

Kevin C. Burns	Termination(1)	$240,000	$16,368	—	$256,368	$637,700	0
	Change in Control	$360,000	$24,552	$260,000	$644,552	$637,700

Frank E. Stearns, Jr.(4)	Termination(1)	0	0	0	0	0	—
	Change in Control	0	0	0	0	0

Paul Merrild	Termination(1)	$85,000	$3,925	—	$88,925	0	—
	Change in Control	$85,000	$3,925	$110,000	$198,925	$378,053

Craig Newfield	Termination(1)	$95,000	$7,849	—	$102,849	0	—
	Change in Control	$190,000	$7,849	$90,000	$287,849	$664,200

(1)	Upon “Termination”, bonuses are only paid to the extent earned through the date employment is terminated.

(2)	Bonuses payable upon a change in control under the Company’s 2009 Executive Compensation Plan.

(3)	For Dr. Kahane and Mr. Burns, all options shall fully vest upon “Termination” or a change in control (as defined in each executive’s employment agreement). All values stated in this column were calculated based on the closing price of our common stock on December 31, 2009 ($5.44 per share). “Termination” refers to (i) termination or non-renewal by the Company without “Cause”, defined in the executives’ employment agreements to include the executive’s fraudulent or illegal acts, willful refusal to perform his duties or breach of the employment agreement; (ii) termination by the executive for “Good Reason” defined in the executives’ employment agreements to include a material reduction in compensation, material reduction in responsibilities, or the Company’s breach of the employment agreement; or (iii) the executive’s death or permanent disability. If an executive is terminated for “Cause” or resigns his employment without “Good Reason”, he will not receive any payments.

(4)	Mr. Stearns resigned from the Company effective January 15, 2010, and he received and will receive none of the payments or acceleration of stock options described.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2009 to each of our non-employee directors. We do not pay directors who are also Company employees any additional compensation for their service as directors.

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards	Total
Name	Cash ($)	($)(1)	($)(2)	($)
Philip M. Berman(3)	7,500	0	0	7,500
Stephen J. DeNelsky(4)	43,255	34,500	2,173	79,928
Joseph D. Hill(5)	33,255	30,000	3,256	66,511
Stephen J. Lifshatz(6)	43,255	34,500	3,467	81,222
David B. Shepherd(7)	37,255	30,000	3,433	70,688
John J. Sviokla(8)	37,255	30,000	3,489	70,744

(1)	Restricted stock had been granted to the Company’s non-employee directors, which vest on the earlier of one year from the date of grant and the date the director completes a full term as a director. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of the grant of the award and is being amortized on a straight line basis over the vesting period. In 2009, each director received one restricted stock award with a grant date fair value of $30,000, and Messrs. DeNelsky and Lifshatz each received a second award with a grant date fair value of $4,500.

(2)	These amounts represent the aggregate grant date fair value of all option awards granted during our fiscal year ended December 31, 2009, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note L to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2009. As each director only received one stock option award in fiscal 2009, the grant date fair value of each award is reflected in the table above.

(3)	Dr. Berman had no options and no shares of unvested restricted stock outstanding as of December 31, 2009. Following Dr. Berman’s death in February 2009, the Board accelerated the vesting of all outstanding and unvested stock options and shares of restricted stock that had been held by Dr. Berman.

(4)	Mr. DeNelsky had 55,000 options and 13,038 shares of unvested restricted stock outstanding as of December 31, 2009.

(5)	Mr. Hill had 277,500 options outstanding as of December 31, 2009; 12,500 shares were granted to Mr. Hill in respect of his service as a director, and 265,000 shares were granted to him in respect of his employment as the Company’s Senior Vice President and Chief Financial Officer until his resignation in April 2008. Mr. Hill had 11,538 shares of unvested restricted stock outstanding as of December 31, 2009.

(6)	Mr. Lifshatz has 15,000 options and 13,038 shares of unvested restricted stock outstanding as of December 31, 2009.

(7)	Mr. Shepherd had 52,500 options and 11,538 shares of unvested restricted stock outstanding as of December 31, 2009.

(8)	Dr. Sviokla has 17,500 options and 11,538 shares of unvested restricted stock outstanding as of December 31, 2009.
The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board.
     Cash Payments
Each non-employee director receives $7,500 per calendar quarter of service, with additional cash payments of $2,500 to the chairperson of the Audit Committee; $1,000 to each of the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee, and each member of the Audit Committee; and $500 to the Lead Director.
     2006 Stock Incentive Plan
On the date of his or her initial election or appointment to the Board, each non-employee director shall receive under our 2006 Stock Incentive Plan (the “Plan”) restricted shares of our common stock in an amount equal to $15,000 divided by the per share closing price of our common stock as quoted on The NASDAQ Global Market on the date of grant, provided, however, that in the event of an appointment to the Board, such grant shall be made on a pro rata basis based upon a June 1 to May 31 year. On the date of his or her re-election (or initial election following an appointment to the Board), each non-employee director shall receive, pursuant to the Plan, restricted shares of the Company’s common stock in an amount equal to $15,000 divided by the per share closing price of the Company’s common stock as quoted on The NASDAQ Global Market on the date of grant.
Upon each appointment as chair of the Audit Committee or Lead Director, each such non-employee director shall receive a grant under the Plan of restricted shares of our common stock in an amount equal to $4,500 divided by the per share closing price of our common stock as quoted on The NASDAQ Global Market on the date of grant.
     Directors Stock Option Plan
Prior to the adoption of the 2006 Stock Incentive Plan non-employee directors were compensated through our Directors Stock Option Plan which was adopted by our directors and approved by our stockholders in June 1998.
The Directors Stock Option Plan provided to each director who is not an employee of AMICAS or its subsidiaries, at the time he or she was first appointed or elected to the Board, an option to purchase 10,000 shares of our common stock. On each anniversary of such director’s service on the Board, each such non-employee director received a grant of an option to purchase 2,500 shares of common stock pursuant to the Directors Stock Option Plan. The Directors Stock Option Plan also allows the Compensation Committee of the Board to make additional grants of options to non-employee directors from time to time; however, in practice, the Board approves, at its discretion and upon the recommendation of the Compensation Committee, additional grants of options to non-employee directors.
All options granted under the Directors Stock Option Plan vest at a rate of 50% upon completion of one year of service as a director after the date of grant and 50% upon completion of the second year of service as a director after the date of grant. Generally, no option is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable only by the optionee during his or her lifetime. The exercise price of all options will be the fair market value of the shares of common stock on the trading day immediately preceding the date of grant, and the term of each option may not exceed ten years. Unless terminated sooner by the Board, the Directors Stock Option Plan will continue in effect for a period of ten years or until all options outstanding thereunder have expired or been exercised. As of December 31, 2008, no shares remained available for issuance and the plan has expired. Stock option grants to Directors after January 1, 2008 will be issued from the 2006 Stock Incentive Plan.
Compensation Committee Interlocks and Insider Participation
At the beginning of 2009 the Compensation Committee was composed of Phillip M. Berman, Stephen J. Lifshatz and John J. Sviokla. Dr. Berman passed away in February 2009, and in March 2009 Mr. DeNelsky was appointed to the Compensation Committee. None of the Compensation Committee members in 2009 have had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

None of the Company’s executive officers have served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of the Company or member of the Compensation Committee.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Annual Report, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report.

By the Compensation Committee: John J. Sviokla (Chair) Stephen J. DeNelsky Stephen J. Lifshatz

Note: The above report reflects the members of the Compensation Committee prior to completion of the acquisition of AMICAS, Inc. by Merge Healthcare Incorporated on April 28, 2010. Upon completion of the acquisition, the Compensation Committee was disbanded.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock as of March 16, 2010 for: (a) each of our named executive officers (together, the “Named Executive Officers”), (b) each of our current directors, (c) each of the Purchaser’s designees to our board of directors, (d) all of our current directors and executive officers as a group, and (e) each stockholder known by us to own beneficially more than 5% of our Common Stock. As of April 28, 2010, upon completion of the acquisition of AMICAS, Inc. by Merge Healthcare Incorporated, AMICAS, Inc. was wholly owned by Merge Healthcare Incorporated.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 16, 2010 (“Presently Exercisable Options”) are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 37,020,131 shares of Common Stock outstanding on March 16, 2010. The amounts set forth below give effect to the accelerated vesting that will result from the closing of the tender offer, or the Offer, by Project Ready Corp. to purchase all of the outstanding shares of the Company or the consummation of the transactions contemplated by the Merger Agreement. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, we believe that each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite the stockholder’s name based on information provided to us by these stockholders. Unless otherwise indicated in the table, the address for each stockholder is c/o AMICAS, Inc., 20 Guest Street, Suite 400, Boston, Massachusetts 02135.

	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
5% Owners
Dimensional Fund Advisors LP(1)	3,371,933	9.11%
Centaurus Capital, LP(2)	3,192,205	8.62%
Harvest Capital Strategies LLC(3)	2,122,142	5.73%
J. Caird Investors (Bermuda) L.P.(4)	2,033,900	5.49%
Directors and Named Executive Officers
Stephen N. Kahane(5)	2,457,180	6.23%
Kevin C. Burns(5)	555,429	1.48%
Joseph D. Hill(5)	295,717	0.79%
Paul B. Merrild(5)	320,000	0.86%
Craig Newfield(5)	195,000	0.52%

	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Frank E. Stearns, Jr.(6)	—	—
David B. Shepherd(5)	107,190	*
Stephen J. DeNelsky(5)	95,434	*
John J. Sviokla(5)	44,325	*
Stephen J. Lifshatz(5)	36,769	*
All Current Directors and Executive Officers as a Group (9 persons)(5)	4,110,252	10.05%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	Number of shares beneficially owned based solely upon a Schedule 13G filed by Dimensional Fund Advisors, LP on February 8, 2010. The address of Dimensional Fund Advisors, LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(2)	Number of shares beneficially owned based solely upon a Schedule 13D filed by Centaurus Capital LP and Centaurus Capital Limited (collectively, “Centaurus”) on March 11, 2010. The address of Centaurus is 33 Cavendish Square, 16th Floor, London, W1G OPW, United Kingdom.

(3)	Number of shares beneficially owned based solely upon a Schedule 13D filed by Harvest Capital Strategies LLC. on February 16, 2010. The address of Harvest Capital Strategies LLC is 600 Montgomery Street, Suite 2000, San Francisco, CA 94111.

(4)	Number of shares beneficially owned based solely upon a Schedule 13D filed by J. Caird Investors (Bermuda) L.P. and Wellington Global Holdings, Ltd. on February 12, 2010. The address of J. Caird Investors (Bermuda) L.P. and Wellington Global Holdings, Ltd. is c/o Wellington Management Company, LLP, 75 State Street, Boston, MA 02109.

(5)	Includes shares that are issuable on exercise of Presently Exercisable Options as follows:

Presently
Exercisable
Holder	Options *
Stephen N. Kahane	2,401,425
Kevin C. Burns	552,500
Joseph D. Hill	277,500
Paul B. Merrild	320,000
Craig Newfield	180,000
David B. Shepherd	52,500
Stephen J. DeNelsky	52,500
John J. Sviokla	17,500
Stephen J. Lifshatz	15,000

*	Includes options that will accelerate and become vested in connection with the closing of the Offer or the consummation of the transactions contemplated by the Merger Agreement.

(6)	Mr. Stearns resigned from the Company effective as of January 15, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our Audit Committee that was in effect prior to the completion of the Acquisition reviewed and approved in advance all related person transactions. Since the beginning of fiscal year 2009, the Company has not been a participant in a transaction, and is not currently a participant in any proposed transaction, requiring disclosure as a related person transaction in this Annual Report pursuant to Item 404 of Regulation S-K.
Our written Audit Committee Charter that was in effect prior to the completion of the Acquisition provides that the Audit Committee shall review all “related party transactions” (defined as transactions required to be disclosed pursuant to Item 404 of Regulation S-K) on an ongoing basis, and that all such transactions must be approved in advance by the Audit Committee.

Director Independence
Under applicable rules of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that (i) Mr. Stephen J. DeNelsky, (ii) Mr. Stephen J. Lifshatz, (iii) Mr. David B. Shepherd, and (iv) Dr. John J. Sviokla are each independent directors as defined by the NASDAQ rules. Mr. Joseph D. Hill is not considered independent under the applicable rules of NASDAQ, as he served as the Senior Vice-President and Chief Financial Officer of the Company until April 4, 2008. The independent directors met separately four times in 2009, and the independent directors met with Mr. Hill but without Dr. Kahane present an additional four times in 2009. In 2009, Mr. DeNelsky was, upon the recommendation of the independent directors, re-appointed as Lead Director by the Board.
The Board has also determined that each member of the Audit Committee that was in effect prior to the completion of the Acquisition meets the independence requirements as prescribed by NASDAQ and the SEC.
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees that BDO Seidman, LLP, our independent registered public accounting firm, billed to us for professional audit services rendered during each of the last two fiscal years:

Fee Category	2009	2008
Audit Fees(1)	$741,000	$565,000
Audit-Related Fees(2)	$31,733	$47,130
All Other Fees	—	—

Total Fees	$772,733	$612,130

(1)	Audit fees consist of fees for the audits of our financial statements and internal controls, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements that generally only the independent auditor can reasonably be expected to provide.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to due diligence related to mergers and acquisitions, employee benefit audits, and consultations concerning financial accounting and reporting standards.
The percentage of services set forth above in the categories Audit-Related Fees, and All Other Fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) under the SEC’s Regulation S-X (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 0%.
Pre-Approval Policy and Procedures
Consistent with SEC policies regarding auditor independence, the Audit Committee that was in effect prior to the completion of the Acquisition was responsible for overseeing the independence of and setting the compensation for the independent auditor, in addition to evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
As set forth in its charter, the Audit Committee pre-approved all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor; provided, however, that de minimis non-audit services could instead be approved in accordance with applicable SEC rules. A copy of the Audit Committee charter is available on our website at www.amicas.com/investorrelations. All of the services provided by BDO Seidman, LLP during the last two fiscal years were approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Item 15(a)(1) and (2) Financial Statements.
The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 11, 2010. Financial statement schedules are not included as they are not applicable as all items are included in the financial statements.
Financial Statements and Supplementary Data
Item 15(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

Exhibit
No.	Description

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 11, 2010).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2010.

AMICAS, Inc.
By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer